Form 10-Q
period 2021-06-30
King Pubco, Inc.
filed 2021-09-27
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECU R ITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-39647

King Pubco, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-3078783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 Third Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212)
891-2100
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☐    No   ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes   ☐    No   ☒
As of September
27
, 2021, there were 1,000 shares of the registrant’s Class A common stock, par value $0.01 per share, issued and outstanding.

CERTAIN DEFINED TERMS
Unless the context otherwise requires, references in this Quarterly Report on Form
10-Q
to:
“
amended and restated certificate of incorporation
” are to the proposed amended and restated certificate of incorporation of Pubco.
“
amended and restated memorandum and articles of association
” are to CTAC’s amended and restated memorandum and articles of association adopted on October 21, 2020;
“
business combination
” are to the Pubco Merger, First Merger and Second Merger;
“
Closing
” are to the consummation of the Transactions;
“
Closing Date
” are to the date on which the Mergers are consummated;
“
Code
” are to the Internal Revenue Code of 1986, as amended;
“
Companies Act
” are to the Companies Act (As Revised) of the Cayman Islands;
“
completion window
” are to the period following the completion of the CTAC IPO at the end of which, if CTAC has not completed an initial business combination, it will redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any);
“
Corp Merger Sub
” are to King Corp Merger Sub, Inc.;
“
COVID-19
” are
to SARS-CoV-2 or COVID-19, any
evolution or variations existing as of or following the date of the Merger Agreement, or any epidemics, pandemics or disease outbreaks;
“
CTAC
” are to Cerberus Telecom Acquisition Corp.;
“
CTAC Class
 A ordinary shares
” are to CTAC’s Class A ordinary shares, par value $0.0001 per share;
“
CTAC Class
 B ordinary shares
” are to CTAC’s Class B ordinary shares, par value $0.0001 per share;
“
CTAC IPO
” are to the initial public offering of CTAC which closed on October 26, 2020;
“
CTAC ordinary shares
” are to CTAC Class A ordinary shares and CTAC Class B ordinary shares;
“
CTAC warrants
” are to the private placement warrants and the public warrants (each, as defined below);
“
DGCL
” are to the Delaware General Corporation Law, as amended;
“
eSIM
” are to embedded subscriber identity module;
“
Exchange Act
” are to the Securities Exchange Act of 1934, as amended;
“
Exchange Agent Agreement
” are to a paying and exchange agent agreement, in form and substance reasonably acceptable to CTAC and KORE;
“
First Merger
” are to the merger of Corp Merger Sub with and into KORE;
“
founder shares
” are to CTAC Class B ordinary shares and shares of Pubco Common Stock to be issued upon the automatic conversion thereof at the time of CTAC’s initial business combination;

“
GAAP
” are to generally accepted accounting principles in the United States;
“
Incentive Plan
” are to the Pubco 2021 Incentive Award Plan;
“
Investor Rights Agreement
” are to that certain Investor Rights Agreement, to be entered into at Closing by and among Pubco, Sponsor and certain former stockholders of KORE;
“
IoT
” are to Internet of Things;
“
KORE
” are to Maple Holdings Inc., a Delaware corporation;
“
KORE Wireless
” are to Kore Wireless Group Inc., a Delaware corporation and wholly owned subsidiary of KORE;
“
LLC Merger Sub
” are to King LLC Merger Sub, LLC;
“
Merger Agreement
” are to that certain Agreement and Plan of Merger, dated as of March 12, 2021, as amended on July 27, 2021 and September 21. 2021, by and among CTAC, Pubco, Corp Merger Sub, LLC Merger Sub and KORE;
“
Mergers
” are to the First Merger and Second Merger, collectively;
“
New Pubco Bylaws
” are to the new bylaws of Pubco, to become effective immediately prior to the closing of the PIPE Investment;
“
PIPE Investment
” are to the private placement pursuant to which CTAC entered into subscription agreements (containing commitments to funding that are subject only to conditions that generally align with the conditions set forth in the Merger Agreement) with certain investors whereby such investors have agreed to purchase an aggregate of 22,500,000 shares of Pubco Common Stock at a purchase price of $10.00 per share for an aggregate commitment of $225,000,000;
“
PIPE Investors
” are to the investors participating in the PIPE Investment;
“
private placement shares
” are to CTAC Class A ordinary shares sold as part of the private placement units;
“
private placement units
” are to CTAC’s units issued to Sponsor in a private placement simultaneously with the closing of the CTAC IPO and upon conversion of working capital loans, if any;
“
private placement warrants
” are to CTAC’s warrants sold as part of the private placement units or as a part of private placement units that are issued upon conversion of working capital loans; if any;
“
Pubco Common Stock
” are to the shares of common stock of Pubco, par value $0.0001 per share;
“
public shares
” are to CTAC Class A ordinary shares sold as part of the units in the CTAC IPO (whether they were purchased in the CTAC IPO or thereafter in the open market);
“
public shareholders
” are to the holders of public shares, including the Sponsor and CTAC’s officers and directors to the extent the Sponsor and CTAC’s officers or directors purchase public shares, provided that each of their status as a “public shareholder” shall only exist with respect to such public shares;
“
public warrants
” are to CTAC warrants sold as part of the units in the CTAC IPO (whether they were purchased in the CTAC IPO or thereafter in the open market);
“
SaaS
” are
to software-as-a-service.
“
SEC
” are to the United States Securities and Exchange Commission;

“
Second Merger
” are to the merger of KORE with and into LLC Merger Sub;
“
Sponsor
” are to Cerberus Telecom Acquisition Holdings, LLC, a Delaware limited liability company;
“
Sponsor Support Agreement
” are to that certain Transaction Support Agreement, dated as of March 12, 2021, by and among CTAC, the Sponsor and KORE;
“
Subscription Agreements
” are to the subscription agreements entered into by and between CTAC and the PIPE Investors, in each case, dated as of March 12, 2021 in connection with the PIPE Investment;
“
Transaction Agreements
” are to the Merger Agreement, the Investor Rights Agreement, the Company Holders Support Agreement, the Sponsor Support Agreement, the Subscription Agreements, the Exchange Agent Agreement, each Letter of Transmittal, the amended and restated certificate of incorporation of Pubco, the New Pubco Bylaws, and all the other agreements, documents, instruments and certificates entered into in connection herewith and/or therewith and any and all exhibits and schedules thereto;
“
Transactions
” are to, collectively, the business combination and the other transactions contemplated by the Merger Agreement and the other Transaction Agreements;
“
Treasury Regulations
” are to the regulations promulgated under the Code;
“
trust account
” are to the trust account of CTAC that holds the proceeds from the CTAC IPO; and
“
Warrant Agreement
” are to that certain Warrant Agreement, dated as of October 26, 2020, by and between CTAC and Continental Stock Transfer & Trust Company.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form
10-Q
may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form
10-Q
include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form
10-Q
are only current expectations and predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form
10-Q
for the quarter ended June 30, 2021. The forward-looking statements in this Quarterly Report on Form
10-Q
are based upon information available to us as of the date of this Quarterly Report on Form
10-Q,
and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report on Form
10-Q
and the documents that we reference in this Quarterly Report on Form
10-Q
and have filed as exhibits to this Quarterly Report on Form
10-Q
with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form
10-Q.
Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form
10-Q,
whether as a result of any new information, future events or otherwise.

RISK FACTOR SUMMARY
Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form
10-Q.
You should carefully consider these risks and uncertainties when investing in our Class A common stock. Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us” or “our” refer to the business of King Pubco, Inc. and its subsidiaries. Some of these risks and uncertainties include the following.

•
KORE is dependent on new products and services, and if it is unable to successfully introduce them into the market or to effectively compete with new, disruptive product alternatives, KORE’s customer base may decline or fail to grow as anticipated.

•	The 5G market may take longer to materialize than KORE expects or, if it does materialize rapidly, KORE may not be able to meet the development schedule and other customer demands.

•	If KORE is unable to support customers with low latency and/or high throughput IoT use cases, its revenue growth and profitability will be harmed.

•
If KORE is unable to effectively manage its increasingly diverse and complex businesses and operations, its ability to generate growth and revenue from new or existing customers may be adversely affected.

•	The loss of KORE’s largest customers, particularly its single largest customer could significantly impact its revenue and profitability.

•	KORE’s financial condition and results of operations have been and may continue to be adversely affected by the COVID-19 pandemic.

•	KORE’s products are highly technical and may contain undetected errors, product defects, security vulnerabilities, or software errors.

•
If there are interruptions or performance problems associated with the network infrastructure used to provide KORE’s services, customers may experience service outages, this may impact its reputation and future sales.

•	KORE’s inability to adapt to rapid technological change in its markets could impair its ability to remain competitive and adversely affect its results of operations.

•	The market for the products and services that KORE offers is rapidly evolving and highly competitive. KORE may be unable to compete effectively.

•	If KORE is unable to protect its intellectual property and proprietary rights, its competitive position and its business could be harmed.

•
Failure to maintain the security of KORE’s information and technology networks, including information relating to its customers and employees, could adversely affect KORE. Furthermore, if security breaches in connection with the delivery of KORE’s services allow unauthorized third parties to obtain control or access of its solutions, KORE’s reputation, business, results of operations and financial condition could be harmed.

•	KORE’s internal and customer-facing systems, and systems of third parties they rely upon, may be subject to cybersecurity breaches, disruptions, or delays.

•
KORE is subject to evolving privacy laws in the United States and other jurisdictions that are subject to potentially differing interpretations and which could adversely impact its business and require that it incur substantial costs.

•	Some of KORE’s products rely on third party technologies, which could result in product incompatibilities or harm availability of its products and services.

•	KORE may not be able to maintain and expand its business if it is not able to hire, retain and manage additional qualified personnel.

•	KORE faces risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to its international operations.

•
KORE may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm its business and results of operations.

•	KORE’s management has identified internal control deficiencies that may be considered significant deficiencies or potential material weaknesses in its internal control over financial reporting.

•	The Sponsor has agreed to vote in favor of the business combination, regardless of how CTAC’s public shareholders vote.

•
The Sponsor, certain members of the CTAC Board and certain CTAC officers have interests in the business combination that are different from or are in addition to other shareholders in recommending that shareholders vote in favor of approval of the business combination.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statement.
King Pubco, Inc.
Balance Sheets

	June 30, 2021 (unaudited)	March 31, 2021
Assets
Total assets	$—	$—

Liabilities and Stockholder’s Equity
Total liabilities	$—	$—
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding as of June 30, 2021 and March 31, 2021	10	10
Due from stockholder	(10)	(10)

Total stockholder’s equity	—	—

Total liabilities and stockholder’s equity	$—	$—

King Pubco, Inc.
Notes to the Balance Sheet
Note 1: Background and Nature of Operations
King Pubco, Inc.

(the “
Company
” or “
Pubco
”)
was incorporated in Delaware on March 5, 2021. The Company was formed for the purpose of completing the transactions contemplated by the Plan of Merger, dated March 12, 2021 (the “
Merger Agreement
”) by and among the Company, Cerberus Telecom Acquisition Holdings, LLC (“
Sponsor
”), a Delaware corporation, King Corp Merger Sub, Inc. (“
Corp Merger Sub
”), a Delaware corporation
,
King LLC Merger Sub, LLC (“
LLC Merger Sub
”), a Delaware limited liability company and direct, wholly owned subsidiary of the Company, and Maple Holdings Inc. (“
KORE
”), a Delaware corporation. Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “
Business Combination
”) pursuant to which, among other things, (i) on the day immediately prior to the Closing Date (as defined in the Merger Agreement), CTAC will merge with and into LLC Merger Sub (the “
Pubco
 Merger
”), with LLC Merger Sub being the surviving entity of the Pubco Merger and Pubco as parent of the surviving entity, (ii) on the Closing Date and immediately prior to the First Merger (as defined below), the Sponsor will contribute 100% of its equity interests in Corp Merger Sub to Pubco (the “
Corp Merger Sub Contribution
”), as a result of which Corp Merger Sub will become a wholly owned subsidiary of Pubco, (iii) following the Corp Merger Sub Contribution, Corp Merger Sub will merge with and into KORE (the “
First Merger
”), with KORE being the surviving corporation of the First Merger; and (iv) immediately following the First Merger and as part of the same overall transaction as the First Merger, KORE will merge with and into LLC Merger Sub (the “
Second Merger
” and, together with the First Merger, being collectively referred to as the “
Mergers
” and, together with the other transactions contemplated by the Merger Agreement, the “
Transactions
” and the closing of the Transactions, the “
Closing
”), with LLC Merger Sub being the surviving entity of the Second Merger and Pubco being the sole member of LLC Merger Sub.
Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The balance sheets are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Separate statements of income and comprehensive income, changes in stockholder’s equity, and cash flows have not been presented because there have been no activities in this entity from
inception through June 30, 2021.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Organization costs
Costs related to incorporation of the Company will be paid by the CTAC and recorded as an expense of CTAC.
Note 3: Stockholder’s Equity
The Company’s authorized capital stock consists of 1,000 shares of common stock, with a par value of $0.01 per share. On March 5, 2021, the Company issued 1,000 shares of common stock to CTAC for aggregate consideration of $10, in exchange for a stock subscription receivable, which has not been collected as of June 30, 2021 and March 31, 2021.
Note 4: Liquidity and Capital Resources
The Company is formed to complete the transactions contemplated by the Plan of Merger. Liquidity needs have been satisfied through the support of the Sponsor. The Company has no existing liabilities or obligations and does not plan to incur any expenses prior to the close of the transactions contemplated in the Plan of Merger. Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of the Plan of Merger or one year from this filing.

Note 5: Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19 pandemic
and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.
Note 6: Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to
be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of
 June 30, 2021 and March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is treated as a C corporation, and therefore, is subject to both federal and state income taxes.
Note 7: Related Party Transactions
The Sponsor is the sole shareholder and owns 100% of the equity interests in the Company, subject to the settlement of the aforementioned stock subscription receivable.
Note 8: Subsequent Events
The Company has evaluated subsequent events through September 2
7
, 2021, the date on which the balance sheet was available for issuance. The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued and determined that there have been no events that have occurred that would require adjustments to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statement and related notes included elsewhere in this Quarterly Report on Form
10-Q.
This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item II, Part 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form
10-Q.
King Pubco, Inc. (“the Company” or “Pubco”) was incorporated in Delaware on March 5, 2021. The Company was formed for the purpose of completing the transactions contemplated by the Plan of Merger, dated March 12, 2021 (the “Merger Agreement”) by and among the Company, Cerberus Telecom Acquisition Holdings, LLC (the “Sponsor”), a Delaware corporation, King Corp Merger Sub, Inc. (“Corp Merger Sub”), a Delaware corporation, King LLC Merger Sub, LLC (“LLC Merger Sub”), a Delaware limited liability company and direct, wholly owned subsidiary of the Company, and Maple Holdings Inc. (“KORE”), a Delaware corporation. Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination”) pursuant to which, among other things, (i) on the day immediately prior to the Closing Date (as defined in the Merger Agreement), CTAC will merge with and into LLC Merger Sub (the “Pubco Merger”), with LLC Merger Sub being the surviving entity of the Pubco Merger and Pubco as parent of the surviving entity, (ii) on the Closing Date and immediately prior to the First Merger (as defined below), the Sponsor will contribute 100% of its equity interests in Corp Merger Sub to Pubco (the “Corp Merger Sub Contribution”), as a result of which Corp Merger Sub will become a wholly owned subsidiary of Pubco, (iii) following the Corp Merger Sub Contribution, Corp Merger Sub will merge with and into KORE (the “First Merger”), with KORE being the surviving corporation of the First Merger; and (iv) immediately following the First Merger and as part of the same overall transaction as the First Merger, KORE will merge with and into LLC Merger Sub (the “Second Merger” and, together with the First Merger, being collectively referred to as the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions” and the closing of the Transactions, the “Closing”), with LLC Merger Sub being the surviving entity of the Second Merger and Pubco being the sole member of LLC Merger Sub.
At June 30, 2021, and prior to the Transactions, we had no assets, no operations and only nominal capitalization.
Results of Operations
From inception to June 30, 2021, and prior to the Transactions, we had no operations.
Liquidity and Capital Resources
As of June 30, 2021, the Company had no assets and no liabilities.
Off-Balance
Sheet Arrangements
As of June 30, 2021, the Company does not have any
off-balance
sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We did not have any material exposure to market risk as of June 30, 2021.
Item 4. Controls and Procedures.
Limitations on effectiveness of controls and procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form
10-Q,
the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial condition or operating results.
Item 1A. Risk Factors.
Risks Related to Our Business and Operations Following the Business Combination
Unless the context otherwise requires, all references in this subsection to the “Company,” “KORE” “we,” “us” or “our” refer to the business of Maple Holdings Inc. (d/b/a KORE) and its subsidiaries prior to the consummation of the business combination, which will be the business of Pubco and its subsidiaries following the consummation of the business combination.
We are dependent on new products and services, and if we are unable to successfully introduce them into the market or to effectively compete with new, disruptive product alternatives, our customer base may decline or fail to grow as anticipated.
Our future revenue stream depends to a large degree on our ability to bring new products and services to market on a timely basis. The development of new IoT solutions can be difficult, time-consuming and costly, and the market reception to such new IoT solutions is inherently uncertain. We must continue to make significant investments in research and development in order to continue to develop new products and services, enhance existing products, and achieve market acceptance of such products and services. We may encounter problems in the future in innovating and introducing new products and services. Our development stage products may not be successfully completed or, if developed, may not achieve significant customer acceptance. Development schedules for technology products are difficult to predict, and we might not achieve our goals as to the timing of introducing new technology products or could encounter increased costs. If we are unable to introduce new products and services, if other companies develop competing technology products and services, or if we do not develop compelling new products and services, our number of customers may not grow as anticipated, or may decline, which could harm our operating results.
Further, as part of our business, we may enter into contracts with some customers in which we agree to develop products or solutions that we would sell to such customers. Our ability to generate future revenue and operating income under any such contracts would depend upon, among other factors, our ability to timely and profitably develop products or solutions that can be cost-effectively deployed and that meet required design, technical and performance specifications.
If we are unable to successfully manage these risks or meet required delivery specifications or deadlines in connection with one or more of our key contracts, we may lose key customers or orders and our business could be harmed.
Our financial condition and results of operations have been somewhat affected and may continue to be adversely affected by the COVID-19 pandemic.
In January 2020, the World Health Organization declared the
COVID-19
outbreak to be a public health emergency and, in March 2020, it declared the outbreak to be a pandemic. The
COVID-19
pandemic has caused severe global economic and societal disruptions and uncertainties. In response to the virus, countries and local governments instituted policies and measures to curtail the spread of the virus, including “stay at home” orders, travel restrictions and restrictions on the operation of non-essential
businesses and services. Companies have also taken precautions, such as requiring employees to work remotely and temporarily closing or minimizing operations. Although some initial restrictions have been relaxed, some restrictions have also been re-imposed
and the current restrictions and future prevention and mitigation measures imposed by governments and private companies are likely to continue to have a severe adverse impact on global economic conditions. Our overall performance depends upon domestic and worldwide economic and political conditions. The global spread of

COVID-19
has created volatility, uncertainty, and economic disruption. The pandemic has caused and may continue to cause a slowdown in worldwide economic activity, decreased demand for products and services, and disruptions to global supply chains and financial markets. These effects have resulted in some impact to us with certain of our customers facing financial distress, and others experience a slowdown, while it has also increased the demand for our healthcare IoT solution. In the future, the continued impact of the
COVID-19
pandemic may result in additional lost or delayed revenue to us and disrupt our business operations as we have transitioned to remote working environments, restricted employee travel, and significantly limited access to, and imposed social distancing requirements within, our facilities including research and development facilities.
Our suppliers have been similarly impacted by the
COVID-19
pandemic. In the event of continuing and significant disruptions, there is no guarantee that we would be able to find alternative sources of distribution, or supply, which could delay our ability to market, source, and ship our products. These distribution and supply chain effects may have an adverse effect on our ability to meet customer demand and could result in an increase in our costs of production and distribution.
The extent to which
COVID-19
impacts our business, operations, and financial results will depend on numerous evolving factors that we are not able to accurately predict, including:

•
The relative impact of an increased uptick in volumes in our IoT Solutions related to remote patient monitoring offset by the negative impact of continued financial distress and slowdown at other customers;

•
The duration and scope of the pandemic, the availability of and timing for distributing vaccines and the efficacy of vaccines, including with respect to new strains of the virus, and the continuing economic impacts of the pandemic;

•	governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic;

•	the effect on our customers and customer demand for and ability to pay for our products and services;

•	restrictions or disruptions to transportation, including reduced availability of ground or air transport;

•	disruption of the supply chain for our products;

•	our ability to comply with financial covenants, including maintaining required leverage ratios, which could result in debt becoming due and payable prior to its stated maturity; and

•	changes in our effective tax rate due to effects of COVID-19 on our geographic mix of earnings.
In addition, the impact of
COVID-19
on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. Even after the
COVID-19
pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future. In regions that fail to fully contain
COVID-19
or suffer a
COVID-19
relapse, those markets may not recover as quickly or at all, which could have a material adverse effect on our business, financial condition, and results of operations.
If we are unable to effectively manage our increasingly diverse and complex businesses and operations, our ability to generate growth and revenue from new or existing customers may be adversely affected.
Because our operations are geographically diverse and increasingly complex, our personnel resources and infrastructure could become strained, and our reputation in the market and our ability to successfully manage and grow our business may be adversely affected. The size, complexity, and diverse nature of our business and the expansion of our product lines and customer base have placed increased demands on our management and operations, and future growth may place additional strains on our resources in the future. Our ability to effectively compete and to manage our planned future growth will depend on, among other things, the following:

•	maintaining continuity in our senior management and key personnel;

•	increasing the productivity of our existing employees;

•	attracting, retaining, training, and motivating our employees, particularly our sales, technical and management personnel;

•	improving our operational, financial, and management controls; and

•	improving our information reporting systems and procedures.
We have increasingly diversified the nature of our businesses both organically and by acquisition. As a result, an increasing amount of our business involves business models that require managerial techniques and skill sets that are different from those required to manage our historical core businesses.
These factors or a combination of these factors could have an adverse impact on our business, financial condition, and results of operations.:
If we do not properly manage the development of our business, we may experience significant strains on our management and operations and disruptions in our business.
If our business or industry develops more quickly than our ability to respond, our ability to meet customer demand in a timely and efficient manner could be challenged. For example, we may need to update the capacity of our network to ensure we can remain competitive for high bandwidth, low latency uses, such as 5G. We may also experience development or certification delays as we seek to meet demand for our products or unanticipated product requirements. Our failure to properly manage the developments that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations and our reputation with our current or potential customers.
Our plan to position the Company as a leading provider of IoT solutions could subject us to increased costs and related risks and may not achieve the intended results.
Our strategic plan to position the Company as a leading provider of high value IoT solutions could subject us to unexpected costs and risks. Such activities could subject us to increased operating costs, product liability, regulatory requirements and reputational risks. Our expansion into new and existing markets and implementation of our strategic plan may present competitive and distribution challenges that differ from those of our historical business model. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Growth into new markets may also bring us into direct competition with companies with whom we have little or no past experience as competitors. To the extent we are reliant upon expansion into new product markets and implementation of our strategic plan for growth and do not meet the new challenges posed by such expansion and implementation, our future sales growth could be negatively impacted, our operating costs could increase, and our business operations and financial results could be negatively affected. Implementing our plan to position the Company as a leading provider of IoT solutions has required, and is expected to continue to require, additional investments by the Company in both product development and go-to-market resources
and additional attention from management, and if not successful, we may not realize the return on our investments as anticipated or our operating results could be adversely affected by slower than expected sales growth or additional costs.

We may not be able to enter into or maintain important telecom carrier, vendors and IoT ecosystem partner relationships.
We believe that in certain business opportunities, our success will depend on our ability to form and maintain alliances with telecom carrier, vendors and IoT ecosystem partners such as Verizon, AT&T, Vodafone,
T-Mobile,
JACS and Rogers, among others. Our failure to form and maintain such relationships or maintain favorable terms of trade with them could adversely affect our ability to sell our products to customers. Our relationships with substantial industry participants are complex and multifaceted and are likely to evolve over time based upon the changing business needs and objectives of the parties. Evolution of our respective business strategies and diversification of product portfolios may lead to increased competition with our strategic allies, placing additional pressure on these relationships. Since these strategic relationships contribute to significant ongoing business in certain of our important markets, changes in these relationships could adversely affect our sales. In some cases, these vendors are also our competitors.
We may not be able to maintain and expand our business if we are not able to hire, retain and manage additional qualified personnel.
Our success in the future depends in part on the continued contribution of our executive, technical, engineering, sales, marketing, operations and administrative personnel. Recruiting and retaining skilled personnel in the industries in which we operate, including engineers and other technical staff and skilled sales and marketing personnel, is highly competitive. In addition, in the event that we acquire another business or company, the success of any acquisition will depend in part on our retention and integration of key personnel from the acquired company or business.
Although we may enter into employment agreements with members of our senior management and other key personnel, these arrangements do not prevent any of our management or key personnel from leaving the Company. If we are not able to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified technical and sales personnel, we may not be able to maintain and expand our business.
Our future capital needs are uncertain, and we may need to raise additional funds in the future. We may not be able to raise such additional funds on acceptable terms or at all.
We may need to raise substantial additional capital in the future to fund our operations, develop and commercialize new products and solutions or acquire companies. If we require additional funds in the future, we may not be able to obtain those funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. In addition, restrictions in our existing debt agreements may limit the amount and/or type of indebtedness that we are able to incur.
If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products and solutions, liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our sales and marketing expansion programs. Any of these actions could harm our operating results.
We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business and results of operations.
We may be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment, consumer protection and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our services or require us to stop serving certain members or geographies, all of which could negatively impact our geographic expansion and revenue growth. We may also become subject to periodic audits, which would likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.
The results of regulatory proceedings, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition, results of operations and the market price of our common stock.
Although we maintain third-party directors’ and officers’ professional liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies. Even if any professional liability loss is covered by an insurance policy, these policies typically have substantial deductibles for which we are responsible. Professional liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition and results of operations. In addition, any professional liability claim brought against us, with or without merit, could result in an increase of our professional liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all. If our costs of insurance and claims increase, then our earnings could decline.
We may not be able to identify suitable acquisition candidates, complete acquisitions or successfully integrate acquisitions, and acquisitions may not produce the intended results or may expose us to unknown or contingent liabilities.
We may not be able to identify suitable acquisition candidates which are good strategic fits at the right valuation, complete acquisitions or integrate acquisitions successfully. In addition, acquisitions involve numerous risks, including difficulties in the integration of acquired operations and the diversion of management’s attention from other business concerns. In order to complete such strategic transactions, we may need to seek additional financing to fund these investments and acquisitions. Should we need to do so, we may not be able to secure such financing, or obtain such financing on favorable terms due to general market conditions or the volatile nature of the healthcare marketplace. Should we issue equity securities as consideration in any acquisition, such issuance may be dilutive to shareholders and the acquisition may not produce our desired results.
Even if we are successful in making an acquisition, the business that we acquire may not be successful or may require significantly greater resources and investments than we originally anticipated. We may expend extensive resources on an acquisition of a particular business that we are not able to successfully integrate into our operations, if at all, or where our expectations with respect to customer demands are not met.
Our ability to fully realize the anticipated benefits of both historical and future acquisitions will depend, to a large extent, on our ability to integrate the businesses we acquire. Integrating and coordinating aspects of the operations and personnel of acquisitions with ours involves complex operational and personnel-related challenges. This process is time-consuming and expensive, disrupts the businesses of both our business and the acquired business and may not result in the full benefits expected by us, including cost synergies expected to arise from operational efficiencies and overlapping general and administrative functions. The potential difficulties, and resulting costs and delays, include:

•	retaining key customers, key employees and key business relationships after the acquisition;

•	managing a larger combined company and consolidating corporate and administrative infrastructures successfully;

•	the inability to realize expected synergies and cost-savings;

•	difficulties in managing geographically dispersed operations, including risks associated with entering markets in which we have no or limited prior experience;

•	underperformance of any acquired business relative to our expectations and the price we paid;

•	negative near-term impacts on financial results after an acquisition, including acquisition-related earnings charges;

•	the assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;

•	the issuance of equity securities to finance or as consideration for any acquisitions that dilute the ownership of our stockholders;

•	claims by terminated employees and shareholders of acquired companies or other third parties related to the transaction;

•	problems maintaining uniform procedures, controls and policies with respect to our financial accounting systems;

•	unanticipated issues in integrating information technology, communications, billing platforms, operational support systems and other systems; and

•	risks associated with acquiring intellectual property, including potential disputes regarding acquired companies’ intellectual property.
Additionally, the integration of operations and personnel may place a significant burden on management and other internal resources. The attention of our management may be directed towards integration considerations and may be diverted from our day-to-day
business operations, and matters related to the integration may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us and our business. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, financial condition and results of operations.
Risks Related to Our Products and Technology
The 5G market may take longer to materialize than we expect or, if it does materialize rapidly, we may not be able to meet the development schedule and other customer demands.
Growth of the 5G market and its emerging standards, including the newly defined 5G NR standard, is accelerating and we believe that we are at the forefront of this newly emerging standard. However, this market may take longer to materialize than we expect which could delay important commercial milestones. Even if the market does materialize at the rapid pace that we are expecting, we may have difficulties meeting aggressive timing expectations of our current customers and getting our target products to market on time to meet the demands of our target customers. We may have difficulties meeting the market and technical specifications and timelines. Additionally, our target customers have no guarantee that the configurations of their respective target products will be successful or that they can reach the appropriate target client base to provide a positive return on the research and development investments we are making in the 5G market. We are pursuing 5G opportunities in the United States and abroad. 5G markets outside of the United States will develop at different rates and we will encounter these challenges to varying degrees in different countries. Failure to manage challenges related to 5G markets and opportunities could have a material adverse effect on our financial condition and results of operations.

If we are unable to support customers with low latency and/or high throughput IoT use cases, our revenue growth and profitability will be harmed
As wireless networks have evolved to support higher speeds, IoT devices have included more advanced capabilities such as video, real-time event logging, edge compute services and voice controls. As a result, customers have developed IoT applications that consume more network resources and require much lower network latency. In order to support these new customers and the increasing number of 5G use cases, we must continue to make significant investments in network capacity, infrastructure and edge virtualization solutions. The timely deployment of higher capacity infrastructure and edge virtualization to support high throughput, low latency IoT applications is critical to keeping and attracting key customers, the failure of which could result in reduced revenue and loss of market share.
Our products are highly technical and may contain undetected errors, product defects, security vulnerabilities, or software errors.
Our products and solutions, including our software products, are highly technical and complex and, when deployed, may contain errors, defects, or security vulnerabilities. We must develop our products quickly to keep pace with the rapidly changing market, and we have a history of frequently introducing new products. Products and services as sophisticated as ours could contain undetected errors or defects, especially when first introduced or when new models or versions are released. Such occurrences could result in damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, warranty claims, and litigation.
We warrant that our products will be free of defect for various periods of time, depending on the product. In addition, certain of our contracts include epidemic failure clauses. If invoked, these clauses may entitle the customer to return or obtain credits for products and inventory, or to cancel outstanding purchase orders even if the products themselves are not defective.
Errors, viruses, or bugs may be present in software or hardware that we acquire or license from third parties and incorporate into our products or in third party software or hardware that our customers use in conjunction with our products. Our customers’ proprietary software and network firewall protections may corrupt data from our products and create difficulties in implementing our solutions. Changes to third party software or hardware that our customers use in conjunction with our software could also render our applications inoperable. Any errors, defects, or security vulnerabilities in our products or any defects in, or compatibility issues with, any third-party hardware or software or customers’ network environments discovered after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers, theft of trade secrets, data or intellectual property and increased service and warranty cost, any of which could adversely affect our business, financial condition, and results of operations.
Undiscovered vulnerabilities in our products alone or in combination with third party hardware or software could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases, or use competitive products.
If there are interruptions, outages or performance degradation problems associated with the network infrastructure used to provide our services, customers may experience service outages, this may impact our reputation and future sales
Our continued success depends, in part, on our ability to provide highly available services to our customers. The majority of our current and future customers expect to use our services 24 hours a day, seven days a week, without interruption or degradation of performance. Since a large majority of customer network traffic routes through hardware managed by us, any outage or performance problem that occurs within this infrastructure could impair the ability of our customers to transmit wireless data traffic to our destination servers, which could negatively impact the customers’ IoT devices or solutions. Potential outages and performance problems may occur due to a variety of factors, including hardware failure, equipment configuration changes, capacity constraints, human error and introduction of new functionality. Additionally, we depend on services from various third parties to support IoT networks and platforms. If a third party experiences a service outage, a product defect or bug, or performance degradation, such failures could interrupt customers’ ability to use our services, which could also negatively affect their perception of our service reliability. Our services are hosted in our 3 rd
 party data centers and our any outages in these centers from any source including catastrophic events such as terrorist attack, flood, power failure, earthquake, etc. can impact the availability of our services.

Our internal and customer-facing systems, and systems of third parties we rely upon, may be subject to cybersecurity breaches, disruptions, or delays.
A cybersecurity incident in our own systems or the systems of our third-party providers may compromise the confidentiality, integrity, or availability of our own internal data, the availability of our products and websites designed to support our customers, or our customer data. Computer hackers, foreign governments, or cyber terrorists may attempt to or succeed in penetrating our network security and our website. The recent discovery of wide-scale cybersecurity intrusions into U.S. government and private company computer networks by alleged Russian state actors underscores the ongoing threat posed by sophisticated and foreign state-sponsored attacks. Unauthorized access to our proprietary business information or customer data may be obtained through break-ins, sabotage,
theft of IoT data streams and transmissions, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks,
employee theft or misuse, breach of the security of the networks of our third-party providers, or other misconduct. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data.
Despite our efforts to maintain the security and integrity of our systems, it is impossible to eliminate this risk. Because the techniques used by computer hackers who may attempt to penetrate and sabotage our network security or our website change frequently, they may take advantage of weaknesses in third-party technology or standards of which we are unaware or that we do not control and may not be recognized until long after they have been launched against a target. We may be unable to anticipate or counter these techniques. It is also possible that unauthorized access to customer data or confidential information may be obtained through inadequate use of security controls by customers, vendors, or business partners. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement, and maintain. Such efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated and may limit the functionality of, or otherwise adversely impact our service offering and systems. A cybersecurity incident affecting our systems may also result in theft of our intellectual property, proprietary data, or trade secrets, which would compromise our competitive position, reputation, and operating results. We also may be required to notify regulators about any actual or perceived personal data breach (including the EU Lead Data Protection Authority) as well as the individuals who are affected by the incident within strict time periods.
The systems we rely upon also remain vulnerable to damage or interruption from a number of other factors, including access to the internet, the failure of our network or software systems, or significant variability in visitor traffic on our product websites, earthquakes, floods, fires, power loss, telecommunication failures, computer viruses, human error, and similar events or disruptions. Some of our systems are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could cause system interruptions and delays, and result in loss of critical data and lengthy interruptions in our services. We rely on our information systems and those of third parties for activities such as processing customer orders, delivery of products, hosting and providing services and support to our customers, billing and tracking our customers, hosting and managing our customer data, and otherwise running our business. Any disruptions or unexpected incompatibilities in our information systems and those of the third parties upon whom we rely could have a significant impact on our business.
An increasing portion of our revenue comes from subscription solutions and other hosted services in which we store, retrieve, communicate, and manage data that is critical to our customers’ business systems. Disruption of our systems that support these services and solutions could cause disruptions in our customers’ systems and in the businesses that rely on these systems. Any such disruptions could harm our reputation, create liabilities to our customers, hurt demand for our services and solutions, and adversely impact our business, financial condition, and results of operations.

Some of our products rely on third party technologies, which could result in product incompatibilities or harm availability of our products and services.
We license software, technologies, and intellectual property underlying some of our products and services from third parties. The third-party licenses we rely upon may not continue to be available to us on commercially reasonable terms, or at all, and the software and technologies may not be appropriately supported, maintained, or enhanced by the licensors, resulting in development delays. Some software licenses are subject to annual renewals at the discretion of the licensors. In some cases, if we were to breach a provision of these license agreements, the licensor could terminate the agreement immediately. The loss of licenses to, or inability to support, maintain, and enhance, any such third-party software or technology could result in increased costs, or delays in software releases or updates, until such issues have been resolved. This could have an adverse effect on our business, financial condition, and results of operations.
We also incorporate open source software into our products. Although we monitor our use of open source software, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to market or sell our products or to develop new products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to disclose and offer royalty-free licenses in connection with our own source code, to re-engineer
our products, or to discontinue the sale of our products in the event re-engineering
cannot be accomplished on a timely basis, any of which could adversely affect our business.
Failure to maintain the security of our information and technology networks, including information relating to our customers and employees, could adversely affect us. Furthermore, if security breaches in connection with the delivery of our services allow unauthorized third parties to obtain control or access of our solutions, our reputation, business, results of operations and financial condition could be harmed.
We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information pertaining to our customers and employees. The protection of customer and employee data is critical to us. We devote significant resources to addressing security vulnerabilities in our products and information technology systems, however, the security measures put in place by us cannot provide absolute security, and our information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents due to employee or customer error, malfeasance, or other vulnerabilities. Cybersecurity attacks are increasingly sophisticated, change frequently, and often go undetected until after an attack has been launched. We may fail to identify these new and complex methods of attack or fail to invest sufficient resources in security measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our services.
As cyber-attacks become more sophisticated, the need to develop our infrastructure to secure our business and customer data can lead to increased cybersecurity protection costs. Such costs may include making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants. These efforts come at the potential cost of revenues and human resources that could be utilized to continue to enhance our product offerings.
If a security breach occurs, our reputation, business, results of operations and financial condition could be harmed. We may also be subject to costly notification and remediation requirements if we, or a third party, determines that we have been the subject of a data breach involving personal information of individuals. Though it is difficult to determine what harm may directly result from any specific interruption or security breach, any failure or perceived failure to maintain performance, reliability, security and availability of systems or the actual or potential theft, loss, fraudulent use or misuse of our products or the personally identifiable data of a customer or employee, could result in harm to our reputation or brand, which could lead some customers to seek to stop using certain of our services, reduce or delay future purchases of our services, use competing services, or materially and adversely affect the overall market perception of the security and reliability of our services. A security breach also exposes us to litigation and legal risks, including regulatory actions by state and federal governmental authorities and
non-U.S.
authorities. We may not have adequate insurance coverages for a cybersecurity breach or may realize increased insurance premiums as a result of a security breach. Ultimately, a security breach exposes the Company to potential reputational harm among its customers and investors, along with uncertain damages to our competitiveness, stock price, and long-term shareholder value.

Risks Related to Customers and Demand for Our Solutions
The loss of our large customers, particularly our single largest customer could significantly impact our revenue and profitability
Our largest customer in the year ending December 31, 2020 was approximately 17% of our total annual revenue in that same year and while we maintain a good relationship with the customer at this moment, its potential loss could significantly impact our revenue and profitability. Our next largest customer in the year ending December 31, 2020 was approximately 2% of our total revenue in that same year and while its potential loss would not be as significant as the loss of the largest customer, it usually takes many years to win and grow customers to this level of revenue.
An increase in customer churn could significantly impact the business
Customer churn is an important driver for our revenue and has been high in our history. While such customer churn has been trending directionally downwards in the last few years, it could increase because of a variety of factors, including a potential decrease in our levels of customer service or other performance failures, our inability or unwillingness to maintain competitive pricing, or our inability to keep up with the technological, operational or functional needs of our customers, a loss of key personnel or other factors.
Transitions of cellular network technologies from 2G/3G to LTE,
Cat-M,
NB-IoT or
5G or other cellular telecommunications technologies could impact our revenue due to the loss of subscribers or reduced pricing
In the United States, the major carriers have announced intentions to phase out their 2G and 3G networks by the end of 2022. As of December 31, 2020, KORE estimates that it has approximately 2.4 million connections that operate on 2G and 3G networks in the United States. European carriers have also announced their intentions to begin 2G and 3G network shutdowns starting in 2025.
While KORE has strong relationships with many of the affected customers and expects to retain most of the connections which will not be retired on 4G or 5G technologies, some of these connections may be lost as a result of competitive bidding processes. LTE rate plans are typically lower in price than legacy 2G and 3G rate plans. As a result, the phase out of 2G and 3G may result in lower revenue per unit and/or lower revenue to KORE. While the projected impact of this is incorporated in KORE’s projections, if the projected impact of this phase out is more significant than projected, including if KORE loses more connections than anticipated or if LTE rate plans are priced lower than currently expected, this transition could have an adverse effect on our business, financial condition, and results of operations.
Our inability to adapt to rapid technological change in our markets could impair our ability to remain competitive and adversely affect our results of operations.
All of the markets in which we operate are characterized by rapid technological change, frequent introductions of new products, services and solutions and evolving customer demands. In addition, we are affected by changes in the many industries related to the products or services we offer, including Connectivity services and IoT Solutions offered to our connected health, fleet management, communication services, asset management and industrial verticals. As the technologies used in each of these industries evolves, we will face new integration and competition challenges. For example, eSIM standards may evolve and the Company will have to evolve its technology to such standards. If we are unable to adapt to rapid technological change, it could adversely affect our results of operations and our ability to remain competitive.
Additionally, the deployment of 5G network technology is subject to a variety of risks, including those related to equipment and spectrum availability, unexpected costs, and regulatory permitting requirements that could cause deployment delays or network performance issues. These issues could result in significant costs or reduce the anticipated benefits of the enhancements to our networks. If our services or solutions fail to gain acceptance in the marketplace, or if costs associated with the implementation and introduction of these services or solutions materially increase, our ability to retain and attract customers could be adversely affected.

We may not be able to retain and increase sales to our existing customers, which could negatively impact our financial results.
We generally seek to license our platform and solutions pursuant to customer subscriptions. However, our customers have no obligation to maintain the subscription and can often terminate with
30-days notice.
We also actively seek to sell additional solutions to our existing customers. If our efforts to satisfy our existing customers are not successful, we may not be able to retain them or sell additional functionality to them and, as a result, our revenue and ability to grow could be adversely affected. Customers may choose not to renew their subscriptions for many reasons, including the belief that our service is not required for their business needs or is otherwise not cost-effective, a desire to reduce discretionary spending, or a belief that our competitors’ services provide better value. Additionally, our customers may not renew for reasons entirely out of our control, such as the dissolution of their business or an economic downturn in their industry. A significant increase in our churn rate would have an adverse effect on our business, financial condition, and operating results.
A part of our growth strategy is to sell additional new features and solutions to our existing customers. Our ability to sell new features to customers will depend in significant part on our ability to anticipate industry evolution, practices and standards and to continue to enhance existing solutions or introduce or acquire new solutions on a timely basis to keep pace with technological developments both within our industry and in related industries, and to remain compliant with any regulations mandated by federal agencies or state-mandated or foreign government regulations as they pertain to our customers. However, we may prove unsuccessful either in developing new features or in expanding the third-party software and products with which our solutions integrate. In addition, the success of any enhancement or new feature depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or feature. Any new solutions we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implement new technologies before we are able to implement them or better anticipate the innovation and integration opportunities in related industries, those competitors may be able to provide more effective or cheaper solutions than ours.
Adverse economic conditions or reduced spending on information technology solutions may adversely impact our revenue and profitability.
Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. We are unable to predict the likely duration and severity of adverse economic conditions in the United States and other countries, but the longer the duration, the greater risks we face in operating our business. We cannot assure you that current economic conditions, worsening economic conditions or prolonged poor economic conditions will not have a significant adverse impact on the demand for our solutions, and consequently on our results of operations and prospects.
The marketability of our products may suffer if wireless telecommunications operators do not deliver acceptable wireless services.
The success of our business depends, in part, on the capacity, affordability, reliability and prevalence of wireless data networks provided by wireless telecommunications operators and on which our products and solutions operate. Currently, various wireless telecommunications operators, either individually or jointly with us, sell our products in connection with the sale of their wireless data services to their customers. Growth in demand for wireless data access may be limited if, for example, wireless telecommunications operators cease or materially curtail operations, fail to offer services that customers consider valuable at acceptable prices, change the terms of trade to us including offering us meaningful volume discounts without unduly high volume commitments, fail to maintain sufficient capacity to meet demand for wireless data access, delay the expansion of their wireless networks and services, fail to offer and maintain reliable wireless network services or fail to market their services effectively.

Reduction in regulation in certain markets may adversely impact demand for certain of our solutions by reducing the necessity for, or desirability of, our solutions.
Regulatory compliance and reporting is driven by legislation and requirements, which are often subject to change, from regulatory authorities in nearly every jurisdiction globally. For example, in the United States, fleet operators can face numerous complex regulatory requirements, including mandatory Compliance, Safety and Accountability driver safety scoring, hours of service, compliance and fuel tax reporting. The reduction in regulation in certain markets may adversely impact demand for certain of our solutions, which could materially and adversely affect our business, financial condition and results of operations. Conversely, an increase in regulation could increase KORE’s cost of providing services.
Risks Related to Our Intellectual Property
We are dependent on proprietary technology, which could result in litigation that could divert significant valuable resources.
Our future success and competitive position is dependent upon our proprietary technology. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy or otherwise obtain our software or develop software with the same functionality or to obtain and use information that we regard as proprietary. Others may develop technologies that are similar or superior to our technology or duplicate our technology. In addition, effective copyright, patent, and trade secret protection may be unavailable, limited, or not applied for in certain countries. The steps taken by us to protect our technology might not prevent the misappropriation of such technology. The value of our products relies substantially on our technical innovation in fields in which there are many current patent filings. Third parties may claim that we or our customers (some of whom are indemnified by us) are infringing their intellectual property rights. For example, individuals and groups may purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from us or our customers. The number of these claims has increased in recent years. As new patents are issued or are brought to our attention by the holders of such patents, it may be necessary for us to secure a license from such patent holders, redesign our products, or withdraw products from the market. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Any such litigation could require us to incur substantial costs and divert significant valuable resources, including the efforts of our technical and management personnel, which could harm our business, financial condition and results of operations.
If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed.
We rely on a combination of intellectual property laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property and proprietary rights. Monitoring unauthorized use of our intellectual property is difficult and costly. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Any failure by us to meaningfully protect our intellectual property could result in competitors offering products that incorporate our most technologically advanced features, which could seriously reduce demand for our products and solutions. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination favorable to us.
An assertion by a third party that we are infringing its intellectual property could subject us to costly and time- consuming litigation or expensive licenses and our business could be harmed.
The technology industries involving mobile data communications, IoT devices, software and services are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Much of this litigation involves patent holding companies or other adverse patent owners who have no relevant product revenues of their own, and against whom our own patent portfolio may provide little or no deterrence. One or more patent infringement lawsuits fromnon-practicing entities are brought against us or our subsidiaries each year in the ordinary course of business.

We cannot assure you that we or our subsidiaries will prevail in any current or future intellectual property infringement or other litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, or require us or our subsidiaries to enter into royalty or licensing agreements. In addition, we or our subsidiaries could be obligated to indemnify our customers against third parties’ claims of intellectual property infringement based on our products or solutions. If our products or solutions violate any third-party intellectual property rights, we could be required to withdraw them from the market, re-develop them
or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our
products or solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Withdrawal of any of our products or solutions from the market could harm our business, financial condition and operating results.
In addition, we incorporate open source software into our products and solutions. Given the nature of open source software, third parties might assert copyright and other intellectual property infringement claims against us based on our use of certain open source software programs. The terms of many open source licenses to which we are subject have not been interpreted by U.S. courts or courts of other jurisdictions, and there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products and solutions. In that event, we could be required to seek licenses from third parties in order to continue offering our products and solutions, to re-develop our
solutions, to discontinue sales of our solutions, or to release our proprietary software source code under the terms of an open source license, any of which could adversely affect our business.
Risks Related to Competition
The market for the products and services that we offer is rapidly evolving and highly competitive. We may be unable to compete effectively.
The market for the products and services that we offer is rapidly evolving and highly competitive. We expect competition to continue to increase and intensify, especially in the 5G market. Many of our competitors or potential competitors have significantly greater financial, technical, operational and marketing resources than we do. These competitors, for example, may be able to respond more rapidly or more effectively than we can to new or emerging technologies, changes in customer requirements, supplier-related developments, or a shift in the business landscape. They also may devote greater or more effective resources than we do to the development, manufacture, promotion, sale, and post-sale support of their respective products and services.
Many of our current and potential competitors have more extensive customer bases and broader customer, supplier and other industry relationships that they can leverage to establish competitive dealings with many of our current and potential customers. Some of these companies also have more established and larger customer support organizations than we do. In addition, these companies may adopt more aggressive pricing policies or offer more attractive terms to customers than they currently do, or than we are able to do. They may bundle their competitive products with broader product offerings and may introduce new products, services and enhancements. Current and potential competitors might merge or otherwise establish cooperative relationships among themselves or with third parties to enhance their products, services or market position. In addition, at any time any given customer or supplier of ours could elect to enter our then existing line of business and thereafter compete with us, whether directly or indirectly. As a result, it is possible that new competitors or new or otherwise enhanced relationships among existing competitors may emerge and rapidly acquire significant market share to the detriment of our business. Our products compete with a variety of solutions, including other Subscription-based IoT platforms and solutions. Our current competitors include:
For Connectivity services: telecom carriers such as
T-Mobile and
Vodafone; Mobile Virtual Network Operators such as Aeris and Wireless Logic;

For IoT Solutions and Analytics: device management services providers such as Velocitor and Futura, fleet management SaaS providers such as Fleetmatics and GPS Trakit, and analytics services providers such as Galooli and Intellisite.
We expect our competitors to continue to improve the features and performance of their current products and to introduce new products, services and technologies which, if successful, could reduce our sales and the market acceptance of our products, generate increased price competition and make our products obsolete. For our products to remain competitive, we must, among other things, continue to invest significant resources (financial, human and otherwise) in, among other things, research and development, sales and marketing, and customer support. We cannot be sure that we will have or will continue to have sufficient resources to make these investments or that we will be able to make the technological advances in the marketplace, meet changing customer requirements, achieve market acceptance and respond to our competitors’ products.
The market for IoT Connectivity and IoT Solutions is very competitive. If we do not compete effectively, our operating results may be harmed.
The market for IoT Connectivity and IoT Solutions is very competitive. Competition in the addressable markets is based primarily on the functionality and scalability of the underlying platforms, proprietary intellectual property, access to favorable terms of trade from cellular carriers and other vendors, the ability and willingness to offer competitive pricing to customers, customer service and responsiveness, the depth of customer relationships, product performance, the demonstrated ability to maintain compliance with laws such as HIPAA in certain industries, having the expertise required to resolve difficulties in installing, using and maintaining solutions, brand and reputation, and the financial resources of the vendor. We expect competition to be maintained at current levels and potentially even intensify in the future with the introduction of new technologies such as 5G and market entrants. In addition, wireless carriers, such as Vodafone may offer solutions that benefit from the carrier’s scale which we may be unable to match for larger customer opportunities. We can provide no assurances that we will be able to compete effectively in this ecosystem as the competitive landscape continues to develop. Competition could result in reduced operating margins, increased sales and marketing expenses and the loss of market share, any of which would likely cause serious harm to our operating results.
Risks Related to Developing and Delivering Our Solutions
We are dependent on telecommunications carriers to provide our IoT Connectivity Services and a disruption in one or more of these relationships could significantly adversely impact our business
Our IoT Connectivity services are built on top of cellular connectivity provided by large telecommunications carriers and while we have a large number of carrier relationships, revenue derived from connectivity built on top of cellular networks provided by our top 3 carrier relationships are approximately 32% of the business. Our inability to keep an on-going contractual
relationship with our existing or desired future telecommunications carrier partners or to maintain favorable terms of trade with them including competitive pricing, reasonable or no volume commitments, payment terms, access to latest cellular and network technologies including 5G and eSIMs, could adversely affect our ability to sell our connectivity services to customers. KORE’s contracts with large telecommunications carriers are not long term, and so are subject to frequent renegotiation. Certain of these contracts also contain change of control provisions which may be triggered by the Transactions. The outcome of any renegotiation cannot be guaranteed.
We are dependent on limited number of suppliers for certain critical components to our solutions; a disruption in our supply chain could adversely affect our revenue and results of operations.
Our current reliance on a limited group of suppliers involves risks, including a potential inability to obtain an adequate supply of required products or components to meet customers’ IoT Solutions delivery requirements, a risk that we may accumulate excess inventories if we inaccurately forecast demand for our products, reduced control over pricing and delivery schedules, discontinuation of or increased prices for certain components, and economic conditions that may adversely impact the viability of our suppliers and contract manufacturers. Any disruption in our supply chain could reduce our revenue and adversely impact our financial results. Such a disruption could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices or labor stoppages, the imposition of regulations, quotas or embargoes on components, a scarcity of, or significant increase in the price of, required electronic components for our products, trade restrictions, tariffs or duties, fluctuations in currency exchange rates, transportation failures affecting the supply chain and shipment of materials and finished goods, third party interference in the integrity of the products sourced through the supply chain, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, military conflicts, geopolitical developments, war or terrorism, regional or global pandemics like
COVID-19, and
disruptions in utility and other services. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble, and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand as well as our results of operations.
We currently rely on third parties to manufacture and warehouse the components of our solutions, which exposes us to a number of risks and uncertainties outside our control.
We currently rely on third parties to manufacture and warehouse the components of our solutions. If one of these third-party manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or rejected or our customers could consequently elect to cancel the underlying subscription. These disruptions would negatively impact our revenues, competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of products used in our services and solutions may be harmed. None of our third-party manufacturers is obligated to supply us with a specific quantity of products, except as may be provided in a particular purchase order that we have submitted to, and that has been accepted by, such third-party manufacturer. Our third-party manufacturers could, under some circumstances, decline to accept new purchase orders from us or otherwise reduce their business with us. If a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost-effective basis, which would adversely impact our operations. In addition, we generally do not enter into long-term contracts with our manufacturers. As a result, we are subject to price increases due to availability, and subsequent price volatility, in the marketplace of the components and materials needed to manufacture our products. If a third-party manufacturer were to negatively change the product pricing and other terms under which it agrees to manufacture for us and we were unable to locate a suitable alternative manufacturer, our manufacturing costs could increase.
Because we outsource the manufacturing of the components of our solutions, the cost, quality and availability of third-party manufacturing operations is essential to the successful production and sale of our products. Our reliance on third-party manufacturers exposes us to a number of risks which are outside our control, including:

•	unexpected increases in manufacturing costs;

•	interruptions in shipments if a third-party manufacturer is unable to complete production in a timely manner;

•	inability to control quality of finished products;

•	inability to control delivery schedules;

•	inability to control production levels and to meet minimum volume commitments to our customers;

•	inability to control manufacturing yield;

•	inability to maintain adequate manufacturing capacity; and

•	inability to secure adequate volumes of acceptable components at suitable prices or in a timely manner.
Although we promote ethical business practices and our operations personnel periodically monitor the operations of our manufacturers, we do not control the manufacturers or their labor and other legal compliance practices. If our current manufacturers, or any other third-party manufacturer which we may use in the future, violate U.S. or foreign laws or regulations, we may be subjected to extra duties, significant monetary penalties, adverse publicity, the seizure and forfeiture of products that we are attempting to import or the loss of our import privileges. The effects of these factors could render the conduct of our business in a particular country undesirable or impractical and have a negative impact on our operating results.

We depend on sole source suppliers for some products used in our IoT Solutions. The availability and sale of those services would be harmed if there is a disruption to our relationship with any of these sole-source suppliers, or if they are not able to meet our demand and alternative suitable products are not available on acceptable terms, or at all.
Our services use hardware, software and services from various third parties, some of which are procured from single suppliers. For example, some of our healthcare devices are sourced from JACS. From time to time, certain components used in our products or solutions have been in short supply or their anticipated commercial introduction has been delayed or their availability has been interrupted for reasons outside our control. If there is a shortage or interruption in the availability to us of any such components or products and we cannot timely obtain a commercially and technologically suitable substitute or make sufficient and timely design or other modifications to permit the use of such a substitute component or product, we may not be able to timely deliver sufficient quantities of our products or solutions to satisfy our contractual obligations and may not be able to meet particular revenue expectations. Moreover, even if we timely locate a substitute part or product, but its price materially exceeds the original cost of the component or product, then our results of operations could be adversely affected.
Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control could damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending.
If any of our facilities or the facilities of our third-party service providers including for example our telecommunications carrier partners, other suppliers of products that are components of our IoT Solutions, or our data center providers, or our other partners is affected by natural disasters, such as earthquakes, tsunamis, wildfires, power shortages, floods, public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability or other conflict) or other events outside our control, including a cyberattack, our critical business or IT systems could be destroyed or disrupted and our ability to conduct normal business operations and our revenues and operating results could be adversely affected. Moreover, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our operating results.
We rely on third-party intellectual property to develop and provide our solutions and significant increases in licensing costs or defects in third-party software could harm our business.
We rely on intellectual property licensed from third parties to develop and offer our solutions. In addition, we may need to obtain future licenses from third parties to use intellectual property associated with our solutions. We cannot assure you that these licenses will be available to us on acceptable terms, without significant price increases or at all. Any loss of the right to use any such intellectual property required for the development and maintenance of our solutions could result in delays in the provision of our solutions until equivalent technology is either developed by us, or, if available from others, is identified, obtained, and integrated, which could harm our business. Any errors or defects in third-party intellectual property could result in errors or a failure of our solutions, which could harm our business.
Our solutions integrate with third-party technologies and if our solutions become incompatible with these technologies, our solutions would lose functionality and our customer acquisition and retention could be adversely affected.
Our solutions integrate with third-party software and devices to allow our solutions to perform key functions. Errors, viruses or bugs may be present in third-party software that our customers use in conjunction with our solutions. Changes to third-party software that our customers use in conjunction with our solutions could also render our solutions inoperable. Customers may conclude that our software is the cause of these errors, bugs or viruses and terminate their subscriptions. The inability to easily integrate with, or any defects in, any third-party software could result in increased costs, or in delays in software releases or updates to our products until such issues have been resolved, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects and could damage our reputation.

Our solutions rely on cellular and GPS networks and any disruption, failure or increase in costs could impede our profitability and harm our financial results.
The critical links in our current solutions are between devices or customer premise equipment and cellular networks, which allow us to obtain data and transmit it to our system. Increases in the fees charged by cellular carriers for data transmission or changes in the cellular networks, such as a cellular carrier discontinuing support of the network currently used by our in-vehicle devices
or customer premise equipment, requiring retrofitting of our devices could increase our costs and impact our profitability. In addition, technologies that rely on GPS depend on the use of radio frequency bands and any modification of the permitted uses of these bands may adversely affect the functionality of GPS and, in turn, our solutions. If we are unable to maintain good relationships and favorable terms and conditions with the cellular network carrier on which we rely, it materially and adversely affect our business, financial condition and results of operations.
The mobile carriers can and will discontinue radio frequency technologies as they become obsolete. If we are unable to design our solutions into new technologies such as 4G, 4G LTE and 5G or 5G NR, our future prospects and revenues could be limited.
Any significant disruption in service on our websites or in our computer systems could damage our reputation and result in a loss of customers, which would harm our business and operating results.
Our brand, reputation, and ability to attract, retain, and serve our customers are dependent upon the reliable performance of our services and our customers’ ability to access our solutions at all times. Our customers rely on our solutions to make operating decisions related to their businesses, as well as to measure, store and analyze valuable data regarding their businesses. Our solutions are vulnerable to interruption and our data centers are vulnerable to damage or interruption from human error, intentional bad acts, computer viruses or hackers, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could limit our customers’ ability to access our solutions. Prolonged delays or unforeseen difficulties in connection with adding capacity or upgrading our network architecture may cause our service quality to suffer. Any event that significantly disrupts our service or exposes our data to misuse could damage our reputation and harm our business and operating results, including reducing our revenue, causing us to issue credits to customers, subjecting us to potential liability, harming our churn rates, or increasing our cost of acquiring new customers.
Risks Related to International Operations
We face risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations
These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, and laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers, including the U.S. Foreign Corrupt Practices Act (“
FCPA
”), the U.K. Bribery Act, and other anti-corruption laws that have recently been the subject of a substantial increase in global enforcement. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold or that require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Also, we may be held liable for actions taken by our local partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions or conditions on the conduct of our business. Any such violations could include prohibitions or conditions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results.
We operate in many parts of the world that have experienced significant governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses, or other preferential treatment by making payments to government officials and others in positions of influence or through other methods that relevant law and regulations prohibit us from using. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

Our substantial international operations may increase our exposure to potential liability under anti-corruption, trade protection, tax and other laws and regulations.
The FCPA and other anti-corruption laws and regulations (“
Anti-Corruption Laws
”) prohibit corrupt payments by our employees, vendors or agents. From time to time, we may receive inquiries from authorities in the United States and elsewhere about our business activities outside of the United States and our compliance with Anti-Corruption Laws. While we devote substantial resources to our global compliance programs and have implemented policies, training and internal controls designed to reduce the risk of corrupt payments, our employees, vendors or agents may violate our policies.
Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. Operations outside of the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment.
As a result of our international operations we are subject to foreign tax regulations. Such regulations may not be clear, not consistently applied and subject to sudden change, particularly with regard to international transfer pricing. Our earnings could be reduced by the uncertain and changing nature of such tax regulations.
Our software contains encryption technologies, certain types of which are subject to U.S. and foreign export control regulations and, in some foreign countries, restrictions on importation and/or use. Any failure on our part to comply with encryption or other applicable export control requirements could result in financial penalties or other sanctions under the U.S. or foreign export regulations, including restrictions on future export activities, which could harm our business and operating results. Regulatory restrictions could impair our access to technologies needed to improve our solutions and may also limit or reduce the demand for our solutions outside of the United States.
We may be affected by fluctuations in currency exchange rates
We are potentially exposed to adverse as well as beneficial movements in currency exchange rates. Although the majority of our sales are transacted in U.S. dollars, expenses may be paid in local currencies. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses, procurement of raw materials from sources outside the United States, and overseas capital expenditures. We also conduct certain investing and financing activities in local currencies. Our foreign exchange forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements; therefore, changes in exchange rates could harm our financial condition and results of operations.
Risk Related to Regulation
We are subject to evolving privacy laws in the United States and other jurisdictions that are subject to potentially differing interpretations and which could adversely impact our business and require that we incur substantial costs
Existing privacy-related laws and regulations in the United States and other countries are evolving and are subject to potentially differing interpretations, and various U.S. federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters. For example, the
EU-U.S. Privacy
Shield, a basis for data transfers from the EU to the U.S., was invalidated by the European Court of Justice, and we expect that the international transfer of personal data will present ongoing compliance challenges and complicate our business transactions and operations. Brexit, the United Kingdom’s withdrawal from the European Union, could also lead to further legislative and regulatory changes with regard to personal data transfers between the two territories. New privacy laws have come into effect in Brazil and New Zealand in 2020, and revisions of privacy laws are currently pending in countries like Canada and China. Some countries are considering or have passed legislation that requires local storage and processing of data, including geospatial data. In addition, in June 2018, California enacted the California Consumer Privacy Act (the “
CCPA
”), which took effect in January 2020 and has been amended by the California Privacy Rights Act (the “
CPRA
”) passed via ballot initiative in November 2020 and will fully take effect in January 2023. The CCPA and CPRA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. Other states and the U.S. Congress have introduced data privacy legislation that may impact our business. Data privacy legislation, amendments and revisions to existing data privacy legislation, and other developments impacting data privacy and data protection may require us to modify our data processing practices and policies, increase the complexity of providing our products and services, and cause us to incur substantial costs in an effort to comply. Failure to comply may lead to significant fines and business interruption.

We are subject to the impact of governmental and other certifications processes and regulations, which could adversely affect our products and our business
We market many solutions that are subject to governmental regulations and certifications before they can be sold. The European Union increasingly regulates the use of our products on agriculture, construction, and other types of machinery. As we develop and enhance features which support automated and autonomous operation of our customer’s products, we are increasingly subject to functional safety regulation. CE certification is required for GNSS receivers and data communications products, which must also conform to the European harmonized GNSS receiver requirements and the radio equipment directive to be sold in the European community. In the future, U.S., European, or other governmental authorities may propose GPS receiver testing and certification for compliance with published GPS signal interface or other specifications. Governmental authorities may also propose other forms of GPS receiver performance standards, which may limit design alternatives, hamper product innovation, or impose additional costs. Some of our products that use integrated radio communication technology require product type certification and some products require an end-user to
obtain licensing from the FCC and other national authorities for frequency-band usage. Compliance with evolving product regulations in our major markets could require that we redesign our products, cease selling products in certain markets, and increase our costs of product development. An inability to obtain required certifications in a timely manner could adversely affect our ability to bring our products to market and harm our customer relationships. Failure to comply with evolving requirements could result in fines and limitations on sales of our products.
Regulations and changes in applicable laws relating to data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition.
Our products and solutions enable us to collect, manage and store a wide range of data, such as data related to vehicle tracking and fleet management, including vehicle location and fuel usage, speed and mileage. Some of the data we collect or use in our business is subject to data privacy laws, which are complex and increase our cost of doing business. The U.S. federal government and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Many foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. We market our products in over 50 countries, and accordingly, we are subject to many different, and potentially conflicting, privacy laws. If our privacy or data security measures fail to comply, or are perceived to fail to comply, with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities.
Furthermore, there can be no assurance that our employees, contractors and agents will comply with the policies and procedures we establish regarding data privacy and data security, particularly as we expand our operations through organic growth and acquisitions. While our employees may violate our policies and procedures, the Company remains responsible for, and obligated to implement, policies and procedures and enter into contracts with service providers that require appropriate protection. Any violations could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products in one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, results of operations and financial condition.
The transmission of data over the Internet and cellular networks is a critical component of our SaaS business model. Additionally, as cloud computing continues to evolve, increased regulation by federal, state or foreign agencies becomes more likely, particularly in the areas of data privacy and data security. In addition, taxation of services provided over the Internet or other charges imposed by government agencies, or by private organizations for accessing the Internet, may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet, could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.
Our solutions and products enable us to collect, manage and store a wide range of customer data. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal data, as well as requirements that must be followed if a breach of such personal data occurs. The European Union and the United Kingdom have adopted legislation (including directives, national laws and regulations) that increase or change the requirements governing data collection, use, storage and disclosure of personal data in these jurisdictions. The current European Union legislation related to data protection is the General Data Protection Regulation, which came into effect on May 25, 2018. We have updated and will continue to evaluate our group data protection and security policies, charters, and procedures to assist in maintaining data privacy and data security in line with international practices.

We may also be subject to costly notification and remediation requirements if we, or a third party, determines that we have been the subject of a data breach involving personal data of individuals. Data breach notification regulations vary among the countries where we conduct business, and also vary among the states of the United States, and any breach of personal data could be subject to any number of these requirements.
As noted above, we have sought to implement internationally recognized practices regarding data privacy and data security. If our privacy or data security measures fail to comply, or are perceived to fail to comply, with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities. Moreover, if future laws and regulations limit our customers’ ability to use and share this data or our ability to store, process and share data with our customers over the Internet, demand for our solutions could decrease and our costs could increase. We might also have to limit the manner in which we collect data, the types of personal data that we collect, or the solutions we offer. Any of these risks would materially and adversely affect our business, results of operations and financial condition.
Enhanced United States fiscal, tax and trade restrictions and executive and legislative actions could adversely affect our business, financial condition, and results of operations.
There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. The current and former U.S. administrations have called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including significant new and increased tariffs on goods imported into the United States. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. The tariff became effective in September 2018, with an initial rate of 10% and was scheduled to increase from 10% to 25% on January 1, 2019. The scheduled increase was delayed until March 2, 2019, however trade negotiations between the U.S. and China continue and the scheduled increase has been further delayed indefinitely. Our business may also be affected by tariffs set by countries into which we sell our products, whether as a response to U.S. foreign trade policy or otherwise. In addition, changes in international trade agreements, regulations, restrictions and tariffs, including new tariffs, may increase our operating costs, reduce our margins and make it more difficult for us to compete in the U.S. and overseas markets, and our business, financial condition and results of operations could be adversely impacted.
In some cases, the U.S. government’s imposition of trade restrictions involving products sold by certain Chinese manufacturers has caused U.S. wireless carriers to divert business from international providers to the Company, and accordingly, the Company has invested resources in satisfying the needs of such customers. If the U.S. government were to remove or reduce such trade restrictions, it could cause such carriers to reduce their business with the Company and we may be unable to recoup or attain a return on such investments.
Risk Related to Financial Reporting
The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting, insurance and compliance expenses may be greater than we anticipate.
We will become a public company following the Closing of the business combination, and as such (and particularly after we are no longer an “emerging growth company”), will incur significant legal, accounting and other expenses that KORE and CTAC did not incur prior to the business combination. We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of The New York Stock Exchange, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to attract and retain qualified members of our Board as compared to KORE and CTAC prior to the business combination as well as significantly more expensive to provide the required insurance. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.” We will need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other public companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability. We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
KORE and CTAC were not required to document and test their internal controls over financial reporting nor has their management been required to certify the effectiveness of their internal controls and their auditors have not been required to opine on the effectiveness of their internal control over financial reporting. Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses which could lead to errors in our financial reporting, which could adversely affect our business.
KORE and CTAC were not required to thoroughly document and test their internal controls over financial reporting nor was their management required to certify the effectiveness of their internal controls and their auditors were not required to opine on the effectiveness of their internal control over financial reporting. Similarly, as an “emerging growth company,” CTAC was exempt from the SEC’s internal control reporting requirements. We may lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements in the year in which we are deemed to be a large accelerated filer, which would occur once we are subject to Exchange Act reporting requirements for 12 months, have filed at least one SEC annual report and the market value of our common equity held by non-affiliates
exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter. We will be subject to the SEC’s internal control reporting and attestation requirements with respect to our annual report on Form
10-K
for the year ending December 31, 2021. Additionally, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls over financial reporting commencing with our second annual report on Form
10-K
(i.e., for the year ending December 31, 2022). We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from any international expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports.
KORE’s management has identified internal control deficiencies that may be considered significant deficiencies or potential material weaknesses in its internal control over financial reporting. We may also identify additional internal control weaknesses in the future or otherwise fail to develop and maintain an effective system of internal controls, which may result in material misstatements of our financial statements and/or our inability to meet our periodic reporting obligations.
As a privately held company, KORE was not required to evaluate its internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act, or Section 404.
In connection with the preparation of our consolidated financial statements as of and for the fiscal years ended December 31, 2020 and 2019, we identified significant deficiencies or potential material weaknesses in our internal control over financial reporting. The Public Company Accounting Oversight Board, or PCAOB, defines a significant deficiency as a control deficiency, or combination of control deficiencies such that there is a reasonable possibility that a significant misstatement of the company’s annual or interim financial statements will not be prevented or detected. The PCAOB also defines a material weakness as “a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.” Deficient levels of internal controls could also result in a reasonable possibility that an occurrence of a material fraud may not be prevented or detected.
We have not designed or maintained an effective control environment commensurate with what our financial reporting requirements will be as a public company. Specifically, we have not historically maintained a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with what our accounting and reporting requirements will be as a public company. Under public company standards, such lack of adequate controls in the accounting and reporting function and deficient level of internal controls could be considered a significant deficiency or a potential material weakness. This significant deficiency or potential material weakness contributed to the following additional significant deficiency or potential material weaknesses:

•
We have not historically designed and maintained the level and depth of formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to the preparation and review of journal entries.

•
One of our recent acquisitions, Integron was not historically audited prior to its acquisition, and has historically relied on less mature financial processes and systems and an IT environment for which we have identified significant deficiencies and potential material weaknesses, which may affect our ability to report historical financial performance accurately and on a timely basis. The maturation of Integron’s financial processes and systems is an on-going
initiative as further integrations between Integron’s operational systems and our financial systems as well as any accompanying changes in processes may be needed in the future.

To address its internal control deficiencies, KORE has taken the following steps thus far in 2021 to enhance its internal control over financial reporting and it plans to take additional steps to remediate the material weaknesses:

•
We are in the process of hiring a new corporate controller, and additional experienced accounting personnel with appropriate SEC public company experience and technical accounting knowledge, in addition to utilizing third-party consultants to supplement KORE’s internal resources. We are currently recruiting for these positions and expect to add these additional accounting personnel by the third quarter of 2021;

•
Management is in the process of establishing an Integron project team and charter, staffed with the appropriate manufacturing and warehouse management financial expertise to review, identify, recommend and execute the necessary operational process and system improvements to address KORE’s external and internal financial reporting requirements. The process improvements are expected to be implemented by the third quarter of 2021 while the required systems changes are expected to be implemented by the third quarter of 2022 or earlier if possible; and

•
We have engaged third-party advisors to assist with the design and implementation of a risk based internal control over financial reporting program, including disclosure controls and procedures based on the criteria established in Internal Control – Integrated Framework issued by COSO. This engagement will include a comprehensive risk assessment to identify the potential risks of material misstatement whether due to error or fraud in the consolidated financial statements. The results of this risk assessment will be the design and implementation of entity-level, transactional and IT general controls to mitigate any potential identified risks of material misstatements. The entity-level, transactional and IT general controls are expected to be implemented by the second quarter of 2022. At this time, KORE does not have a firm estimate for the cost of implementing the above mentioned changes.

KORE’s independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until after KORE is no longer an “emerging growth company” as defined in the JOBS Act. While KORE is in the process of designing and implementing measures to remediate its existing internal control deficiencies, it cannot predict the success of such measures or the outcome of its assessment of these measures at this time. KORE can give no assurance that these measures will remediate any of the deficiencies in its internal control over financial reporting or that additional internal control deficiencies will not be identified in the future. KORE’s current controls and any new controls that it develops may become inadequate because of changes in conditions in its business, personnel, IT systems and applications, or other factors. Any failure to design or maintain effective internal controls over financial reporting or any difficulties encountered in their implementation or improvement could increase compliance costs, negatively impact share trading prices, create litigation and regulatory exposures, or otherwise harm KORE’s operating results or cause it to fail to meet its reporting obligations.
Risks Related to CTAC and the Business Combination
Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to CTAC prior to the consummation of the business combination, which will be the business of Pubco and its subsidiaries following the consummation of the business combination.

The Sponsor has agreed to vote in favor of the business combination, regardless of how CTAC’s public shareholders vote.
Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, the Sponsor has agreed to vote any and all of CTAC’s ordinary shares owned by them in favor of the Merger Agreement and the Transactions, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement. As of the date of this filing, the Sponsor owns shares, on an as-converted
basis, equal to approximately 20% of the issued and outstanding CTAC ordinary shares (excluding the private placement shares underlying the private placement units). Accordingly, it is more likely that the necessary shareholder approval will be received for the business combination than would be the case if the Sponsor agreed to vote any CTAC ordinary shares owned by them in accordance with the majority of the votes cast by the public shareholders.
The Sponsor, certain members of the CTAC Board and certain CTAC officers have interests in the business combination that are different from or are in addition to other shareholders in recommending that shareholders vote in favor of approval of the business combination.
When considering the CTAC Board’s recommendation that our shareholders vote in favor of the approval of the business combination proposal our shareholders should be aware that the Sponsor and certain directors and officers of CTAC have interests in the business combination that may be different from, or in addition to, the interests of our shareholders generally. In particular:

•
If the Transactions or another business combination are not consummated by October 26, 2022, CTAC will cease all operations except for the purpose of winding up, redeeming 100% of the outstanding public shares for cash and, subject to the approval of its remaining shareholders and the CTAC Board, dissolving and liquidating. In such event, the 818,338 founder shares held by the Sponsor would be worthless because the holders thereof are not entitled to participate in any redemption or distribution with respect to such shares. Such shares had an aggregate market value of $8,126,096 based upon the closing price of $9.93 per share on the NYSE on August 9, 2021, 2021, the record date for the special meeting.

•
The Sponsor purchased an aggregate of 818,338 private placement units from CTAC for an aggregate purchase price of $8,183,380 (or $10.00 per private placement unit). These purchases took place on a private placement basis simultaneously with the consummation of the CTAC IPO. Certain proceeds CTAC received from these purchases were placed in the trust account. Such private placement units had an aggregate market value of $8,510,715 based upon the closing price of $10.4 per private placement unit on the NYSE on August 9, 2021, the record date for the special meeting. The 272,779, private placement warrants underlying the private placement units will become worthless if CTAC does not consummate a business combination by October 26, 2022.

•
At the Closing, the Sponsor will enter into the Investor Rights Agreement with Pubco and certain former stockholders of KORE, which provides for, among other things, director designation rights, registration rights, including, among other things, customary demand, shelf and piggy-back rights, subject to certain restrictions and customary cut-back
provisions with respect to the shares of Pubco Common Stock or warrants to purchase shares of Pubco Common Stock held by certain parties following the Closing.

•	The Sponsor has agreed not to redeem any of the founder shares in connection with a shareholder vote to approve a proposed initial business combination.

•
The Sponsor has agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares (although Sponsor will be entitled to liquidating distributions with respect to any public shares or private placement shares that Sponsor holds) if CTAC fails to complete an initial business combination within the completion window.

•
The Sponsor will continue to hold Pubco Common Stock and the shares of Pubco Common Stock to be issued to the Sponsor upon exercise of its private placement warrants following the Closing, subject to certain lock-up
periods.

•
Certain officer and directors of CTAC have an indirect economic interest in the founder shares and private placement warrants purchased by Sponsor as a result of their membership interest in the Sponsor, which would expire worthless if a business combination does not occur within the completion window;

•
Mr. Donahue and Mr. Palmer will each become a director of Pubco after the closing of the Transactions. As such, in the future they will become eligible receive compensation that the Pubco board of directors determines to pay to its non-employee
directors. For additional information, see Pubco’s proxy statement/prospectus on Form S-4 filed with the SEC on April 8, 2021, as amended.

•
If CTAC is unable to complete a business combination within the completion window, the Sponsor will be liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by CTAC for services rendered or contracted for or products sold to CTAC.

•
CTAC’s officers and directors, and their affiliates are entitled to reimbursement of out-of-pocket
expenses incurred by them in connection with certain activities on CTAC’s behalf, such as identifying and investigating possible business targets and business combinations. However, if CTAC fails to consummate a business combination within the completion window, they will not have any claim against the trust account for reimbursement. Accordingly, CTAC may not be able to reimburse these expenses if the Transactions or another business combination, are not completed within the completion window.

•	Current directors and officers will continue to benefit from indemnification and the continuation of directors’ and officers’ liability insurance.

•
There is a possibility that the personal and financial interests of our officers and directors may have influenced their motivation in identifying and selecting KORE, completing a business combination with KORE and may influence their operation of Pubco following the business combination. This risk may become more acute as the deadline of October 26, 2022 for completing an initial business combination nears.

In addition, we have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us; further, such activity is expressly allowed under CTAC’s amended and restated memorandum and articles of association. Accordingly, such persons or entities may have a conflict between their interests and ours.
The CTAC Board was aware of these interests, among other matters, in evaluating and negotiating the Transactions and in recommending to the CTAC shareholders that they vote “FOR” the proposals presented at the special meeting. In considering the recommendations of the CTAC Board to vote for the proposals, its shareholders should consider these interests.

The exercise of CTAC’s directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the Transactions may result in a conflict of interest when determining whether such changes to the terms of the Transactions or waivers of conditions are appropriate and in CTAC’s shareholders’ best interest.
In the period leading up to Closing, events may occur that, pursuant to the Merger Agreement, would require CTAC to agree to amend the Merger Agreement, to consent to certain actions taken by KORE or to waive rights that CTAC is entitled to under, or conditions of, the Merger Agreement. Such events could arise because of changes in the course of KORE’s business, a request by KORE to undertake actions that would otherwise be prohibited by the terms of the Merger Agreement or the occurrence of other events that would have a material adverse effect on KORE’s business and would entitle CTAC to terminate the Merger Agreement. In any of such circumstances, it would be at CTAC’s discretion, acting through the CTAC Board or its designee, to grant its consent or waive those rights or conditions, subject to the consent of the PIPE Investors in circumstances where the PIPE Investors’ economic benefits under the Subscription Agreement would reasonably be expected to be materially and adversely affected. The existence of the financial and personal interests of the officers and directors described in the preceding risk factors may result in a conflict of interest on the part of one or more of the officers or directors between what he, she or they may believe is best for CTAC and what he, she or they may believe is best for himself, herself or themselves in determining whether or not to take the requested action.

CTAC’s shareholders may be held liable for claims by third parties against CTAC to the extent of distributions received by them.
If CTAC is unable to complete the Transactions or another business combination within the completion window, CTAC will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and the CTAC Board, dissolve and liquidate, subject (in each case) to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. CTAC cannot assure you that it will properly assess all claims that may be potentially brought against CTAC. As such, CTAC’s shareholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of its shareholders may extend well beyond the third anniversary of the date of distribution. Accordingly, CTAC cannot assure you that third parties will not seek to recover from its shareholders amounts owed to them by CTAC.
If CTAC is forced to file a bankruptcy case or winding up petition or an involuntary bankruptcy case or winding up petition is filed against it which is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws and/or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by CTAC’s shareholders. Furthermore, because CTAC intends to distribute the proceeds held in the trust account to its public shareholders promptly after the expiration of the time period to complete a business combination, this may be viewed or interpreted as giving preference to its public shareholders over any potential creditors with respect to access to or distributions from its assets. Furthermore, the CTAC Board may be viewed as having breached their fiduciary duties to CTAC’s creditors and/or may have acted in bad faith, and thereby exposing itself and CTAC to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. CTAC cannot assure you that claims will not be brought against it for these reasons.

The proportionate ownership of CTAC’s shareholders will be reduced as a consequence of, among other transactions, the issuance of Pubco Common Stock as consideration in the business combination and the PIPE Investment and due to future issuances pursuant to the Incentive Plan. Having a minority share position in Pubco will reduce the influence that CTAC’s current shareholders have on the management of Pubco following the business combination.
It is anticipated that, upon the Closing: (i) existing stockholders of KORE will own approximately 38.3% of issued and outstanding Pubco Common Stock; (ii) CTAC’s ordinary shareholders (other than the PIPE Investors) will own approximately 28.7% in of issued and outstanding Pubco Common Stock; (iii) the PIPE Investors will own approximately 24.9% of issued and outstanding Pubco Common Stock; and (iv) the Sponsor (and its affiliates) will own approximately 8.1% of issued and outstanding Pubco Common Stock. These indicative levels of ownership interest: (i) exclude the impact of the exercise of Pubco or CTAC warrants, (ii) exclude the impact of the reservation of shares of Pubco Common Stock pursuant to the Incentive Plan and (iii) assume that no public shareholder exercises redemption rights with respect to its shares for a pro rata portion of the funds in the trust account.
In addition, KORE employees, directors and consultants after the business combination will be eligible to receive equity awards under the Incentive Plan. Holders of Pubco Common Stock after the business combination will experience additional dilution when those equity awards are issued.
Having a minority ownership interest in Pubco may reduce the influence that CTAC’s current public shareholders have on the management of Pubco.
The Sponsor, existing stockholders of KORE and the PIPE Investors will beneficially own a significant equity interest in Pubco and may take actions that conflict with your interests.
The interests of the Sponsor, existing stockholders of KORE and the PIPE Investors may not align with the interests of current CTAC shareholders. The Sponsor, certain existing stockholders of KORE and the PIPE Investors are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with KORE. The Sponsor, existing stockholders of KORE and the PIPE Investors, and their respective affiliates, may also pursue acquisition opportunities that may be complementary to KORE’s business and, as a result, those acquisition opportunities may not be available to Pubco. The amended and restated certificate of incorporation of Pubco will provide that certain parties may engage in competitive businesses and renounces any entitlement to certain corporate opportunities offered to the Sponsor or certain existing KORE stockholders or any of their respective officers, directors, employees, equity holders, members, principals, affiliates and subsidiaries (other than Pubco and its subsidiaries), other than those that are expressly offered to any non-employee director
of Pubco in their capacity as a director or officer of Pubco. The amended and restated certificate of incorporation of Pubco will also provide that Sponsor, certain existing KORE stockholders and any of their respective officers, directors, employees, equity holders, members, principals, affiliates and subsidiaries (other than Pubco and its subsidiaries) do not have any fiduciary duty to refrain from engaging, directly or indirectly, in the same or similar business activities or lines of business as Pubco or any of its subsidiaries.
Pubco may issue additional shares of Pubco Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.
Pubco may issue additional shares of Pubco Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or under the Incentive Plan, without shareholder approval, in a number of circumstances.
Pubco’s issuance of additional shares of Pubco Common Stock or other equity securities of equal or senior rank could have the following effects:

•	your proportionate ownership interest will decrease;

•	the relative voting strength of each previously outstanding CTAC ordinary share will be diminished; or

•	the market price of our shares may decline.
The announcement of the proposed business combination could disrupt KORE’s relationships with its clients, members, providers, business partners and others, as well as its operating results and business generally.
Whether or not the business combination and related transactions are ultimately consummated, as a result of uncertainty related to the proposed Transactions, risks relating to the impact of the announcement of the business combination on KORE’s business include the following:

•	its employees may experience uncertainty about their future roles, which might adversely affect KORE’s ability to retain and hire key personnel and other employees;

•
clients, members, providers, business partners and other parties with which KORE maintains business relationships may experience uncertainty about its future and seek alternative relationships with third parties, seek to alter their business relationships with KORE or fail to extend an existing relationship or subscription with KORE; and

•	KORE has expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed business combination.
If any of the aforementioned risks were to materialize, they could lead to costs which may impact KORE’s results of operations and cash available to fund its business.

CTAC and KORE have incurred and expect to incur significant costs associated with the business combination. Whether or not the business combination is completed, the incurrence of these costs will reduce the amount of cash available to be used for other corporate purposes by CTAC if the business combination is not completed.
CTAC and KORE expect to incur significant transaction and transition costs associated with the business combination and operating as a public company following the Closing. We and KORE may also incur additional costs to retain key employees. Certain transaction expenses incurred in connection with the Merger Agreement (including the business combination), including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be paid by Pubco following the Closing. Even if the business combination is not completed, CTAC expects to incur approximately $500,000 in expenses. These expenses will reduce the amount of cash available to be used for other corporate purposes by CTAC if the business combination is not completed.
Warrants will become exercisable for Pubco Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders.
Outstanding warrants to purchase an aggregate of up to 8,911,745 shares of Pubco Common Stock will become exercisable in accordance with the terms of the Warrant Agreement governing those securities. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and, as such, the warrants may expire worthless. See “—
 Even if CTAC consummates the business combination, there is no guarantee that the public warrants will ever be in the money, and they may expire worthless
.”
Pubco may redeem your unexpired Pubco warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Pubco warrants worthless.
Pubco will have the ability to redeem the Pubco warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Pubco warrant, provided
 that the closing price of a shares of Pubco Common Stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Pubco warrant) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the Pubco warrants become redeemable by Pubco, Pubco may exercise its redemption right even if Pubco is unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, Pubco may redeem the Pubco warrants as set forth above even if the holders are otherwise unable to exercise the Pubco warrants. Redemption of the outstanding Pubco warrants could force you to (i) exercise your Pubco warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Pubco warrants at the then-current market price when you might otherwise wish to hold your Pubco warrants or (iii) accept the nominal redemption price which, at the time the outstanding Pubco warrants are called for redemption, Pubco expects would be substantially less than the market value of your Pubco warrants.
In addition, Pubco will have the ability to redeem the outstanding Pubco warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Pubco warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of Pubco Common Stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Pubco warrant) for any 20 trading days within a 30 trading-day period
ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their Pubco warrants prior to redemption for a number of shares of Pubco Common Stock determined based on the redemption date and the fair market value of Pubco Common Stock. The value received upon exercise of the

Pubco warrants (i) may be less than the value the holders would have received if they had exercised their Pubco warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the Pubco warrants, including because the number of common shares received in a cashless exercise is capped at 0.361 shares of Common Stock per Pubco warrant (subject to adjustment) irrespective of the remaining life of the Pubco warrants.
None of the private placement warrants will be redeemable by Pubco as except under certain circumstances described in Pubco’s proxy/registration statement as filed with the SEC on April 8, 2021, as amended. so long as they are held by the Sponsor or its permitted transferees.
Even if CTAC consummates the business combination, there is no guarantee that the public warrants will ever be in the money, and they may expire worthless.
The exercise price for CTAC public warrants is $11.50 per share of CTAC’s Class A ordinary shares. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and, as such, the warrants may expire worthless. If CTAC is unable to complete an initial business combination during the completion window, CTAC’s warrants will expire worthless.

General Risk Factors
Our ability to successfully effect the business combination and to be successful thereafter will be dependent upon the efforts of certain key personnel, including the key personnel of KORE whom we expect to stay with the post-combination business following the business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business and its financial condition could suffer as a result.
Our ability to successfully effect the business combination is dependent upon the efforts of our key personnel, including the key personnel of KORE. Although some key personnel may remain with the post-combination business in senior management or advisory positions following the business combination, it is possible that we will lose some key personnel, the loss of which could negatively impact the operations and profitability of our post-combination business. We anticipate that some or all of the management of KORE will remain in place.
KORE’s success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. Departure by certain of KORE’s officers could have a material adverse effect on KORE’s business, financial condition, or operating results.
Uncertainty about the effect of the business combination on employees and third parties may have an adverse effect on CTAC and KORE. These uncertainties may impair our or KORE’s ability to retain and motivate key personnel and could cause third parties that deal with any of us or them to defer entering into contracts or making other decisions or seek to change existing business relationships. If key employees depart because of uncertainty about their future roles and the potential complexities of the business combination, our or KORE’s business could be harmed.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
We will be subject to income taxes in the United States, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations or interpretations thereof; or

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.
Following the Closing, Pubco’s only significant asset will be its ownership interest in the KORE business and such ownership may not be sufficiently profitable or valuable to enable Pubco to pay any dividends on Pubco Common Stock or satisfy Pubco’s other financial obligations.
Following the Closing, Pubco will have no direct operations and no significant assets other than its ownership interest in the KORE business. Pubco will depend on the KORE business for distributions, loans and other payments to generate the funds necessary to meet its financial obligations, including its expenses as a publicly traded company and to pay any dividends with respect to Pubco Common Stock. The earnings from, or other available assets of, the KORE business may not be sufficient to pay dividends or make distributions or loans to enable Pubco to pay any dividends on Pubco Common Stock or satisfy its other financial obligations.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to the business combination.
Following the Closing, Pubco may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on Pubco’s financial condition, results of operations and its stock price, which could cause you to lose some or all of your investment.
Although CTAC has conducted due diligence on the KORE business, CTAC cannot assure you that this diligence was sufficient to surface, or allow the thorough evaluation of, all of the material issues that may be present in such business, that it would have been possible to uncover all material issues through a customary amount of due diligence, that CTAC properly evaluated and assessed the risks identified by such diligence and made appropriate determinations with respect thereto, or that factors outside of the KORE business and/or outside of CTAC’s and KORE’s control will not later arise and impair the value of KORE. As a result of these factors, Pubco may be forced to later write-down or write-off assets,
restructure operations, or incur impairment or other charges or otherwise suffer losses in respect of its investment in KORE. Even if CTAC’s due diligence successfully identified certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with CTAC’s preliminary risk analysis. If any of these risks materialize, or get worse, this could have a material adverse effect on Pubco’s financial condition and results of operations and could contribute to negative market perceptions about our securities or Pubco.
Accordingly, any of CTAC’s shareholders or warrant holders who choose to remain stockholders or warrant holders of Pubco following the business combination could suffer a reduction in the value of their shares and warrants. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our directors or officers of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the registration statement or proxy statement/prospectus relating to the business combination contained an actionable material misstatement or material omission.
A market for Pubco’s securities may not continue, which would adversely affect the liquidity and price of Pubco’s securities.
CTAC is currently a blank check company and there has not been a public market for shares of KORE common stock since it is a private company. Following the business combination, the price of Pubco’s securities may fluctuate significantly due to the market’s reaction to the business combination and general market and economic conditions. An active trading market for Pubco’s securities following the business combination may never develop or, if developed, it may not be sustained. In addition, the price of Pubco’s securities after the business combination can vary due to general economic conditions and forecasts, Pubco’s general business condition and the release of Pubco’s financial reports.

In the absence of a liquid public trading market:

•	you may not be able to liquidate your investment in shares of Pubco Common Stock;

•	you may not be able to resell your Pubco Common Stock at or above the price attributed to them in the business combination;

•	the market price of shares of Pubco Common Stock may experience significant price volatility; and

•	there may be less efficiency in carrying out your purchase and sale orders.
Additionally, if Pubco’s securities become delisted from the NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of Pubco’s securities may be more limited than if Pubco was quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.
If the business combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of Pubco Common Stock may decline.
If the benefits of the business combination do not meet the expectations of investors, stockholders or securities analysts, the market price of Pubco Common Stock following the Closing may decline. The market price of Pubco Common Stock at the time of the business combination may vary significantly from the market price of CTAC’s Class A ordinary shares on the date the Merger Agreement was executed or the date on which CTAC’s shareholders vote on the business combination.
In addition, following the business combination, fluctuations in the price of Pubco’s securities could contribute to the loss of all or part of your investment. Prior to the execution of the Merger Agreement, there was not a public market for stock relating to the KORE business. Accordingly, the valuation ascribed to the KORE business in the business combination may not be indicative of the price that will prevail in the trading market following the business combination.
The trading price of Pubco Common Stock following the business combination may fluctuate substantially and may be lower than the current market price of CTAC’s Class A ordinary shares. This may be especially true for companies like ours with a small public float. If an active market for Pubco’s securities develops and continues, the trading price of Pubco’s securities following the business combination could be volatile and subject to wide fluctuations. The trading price of Pubco Common Stock following the business combination will depend on many factors, including those described in this “
Risk Factors
” section, many of which are beyond Pubco’s control and may not be related to Pubco’s operating performance. These fluctuations could cause you to lose all or part of your investment in Pubco Common Stock since you might be unable to sell your shares at or above the price attributed to them in the business combination. Any of the factors listed below could have a material adverse effect on your investment in Pubco’s securities and Pubco’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of Pubco’s securities may not recover and may experience a further decline.
Factors affecting the trading price of Pubco securities following the business combination may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to ours;

•	changes in the market’s expectations about our operating results;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	speculation in the press or investment community;

•	actual or anticipated developments in Pubco’s business, competitors’ businesses or the competitive landscape generally;

•	the operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

•	operating and stock price performance of other companies that investors deem comparable to ours;

•	changes in laws and regulations affecting Pubco’s business;

•	commencement of, or involvement in, litigation involving Pubco;

•	changes in Pubco’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of Pubco Common Stock available for public sale;

•	any major change in Pubco’s board of directors or management;

•	sales of substantial amounts of Pubco Common Stock by our directors, officers or significant stockholders or the perception that such sales could occur;

•	general economic and political conditions such as recessions, interest rates, “trade wars,” pandemics (such as COVID-19) and acts of war or terrorism; and

•	other risk factors listed under “ Risk Factors. ”
Broad market and industry factors may materially harm the market price of Pubco’s securities irrespective of Pubco’s operating performance. The stock market in general and the NYSE have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of Pubco’s securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to Pubco’s could depress Pubco’s stock price regardless of Pubco’s business, prospects, financial conditions or results of operations. Broad market and industry factors, including, most recently, the impact of the novel coronavirus, COVID-19, and
any other global pandemics, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of Pubco Common Stock, regardless of Pubco’s actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following the business combination. A decline in the market price of Pubco’s securities also could adversely affect Pubco’s ability to issue additional securities and Pubco’s ability to obtain additional financing in the future.
In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.
Pubco’s quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a variety of factors, some of which are beyond Pubco’s control, resulting in a decline in Pubco’s stock price.
Upon consummation of the business combination, the rights of holders of Pubco Common Stock arising under the DGCL as well as the governing documents of Pubco will differ from and may be less favorable to the rights of holders of CTAC Class A ordinary shares arising under the Cayman Islands Companies Act as well as our current amended and restated memorandum and articles of association.
Upon consummation of the business combination, the rights of holders of Pubco Common Stock will arise under the governing documents of Pubco as well as the DGCL. Those new governing documents and the DGCL contain provisions that differ in some respects from those in our current amended and restated memorandum and articles of association and the Cayman Islands Companies Act and, therefore, some rights of holders of Pubco Common Stock could differ from the rights that holders of CTAC Class A ordinary shares currently possess. For instance, while class actions are generally not available to shareholders under Cayman Islands Companies Act, such actions are generally available under the DGCL. This change could increase the likelihood that Pubco becomes involved in costly litigation, which could have a material adverse effect on Pubco.
In addition, there are differences between the new governing documents of Pubco and the current governing documents of CTAC.
The Pubco Merger may result in adverse tax consequences for holders of CTAC Class A ordinary shares and warrants, including holders exercising their redemption rights with respect to the CTAC Class A ordinary shares.
CTAC intends for the Pubco Merger to qualify as a reorganization within the meaning of Section 368(a)(l)(F) of the Code,
 i.e.
, an “F Reorganization
.
” If the Pubco Merger fails to qualify as an F Reorganization, a U.S. Holder of CTAC Class A ordinary shares or warrants generally would recognize gain or loss with respect to its CTAC Class A ordinary shares or warrants in an amount equal to the difference, if any, between the fair market value of the corresponding common stock or warrants of Pubco received in the Pubco Merger and the U.S. Holder’s adjusted tax basis in its CTAC Class A ordinary shares or warrants surrendered. Because the Pubco Merger will occur prior to the redemption of U.S. Holders that exercise redemption rights with respect to CTAC Class A ordinary shares, U.S. Holders exercising such redemption rights will be subject to the potential tax consequences of the Pubco Merger.
Additionally, Non-U.S. Holders
may become subject to withholding tax on any amounts treated as dividends paid on Pubco Common Stock after the Pubco Merger.
Assuming that the Pubco Merger qualifies as an F Reorganization, subject to the PFIC rules discussed below, U.S. Holders generally will be subject to Section 367(b) of the Code. A U.S. Holder whose CTAC Class A ordinary shares have an aggregate fair market value of less than $50,000 and who, on the date of the Pubco Merger, beneficially owns (actually or constructively) less than 10% of the total combined voting power of all classes of CTAC stock entitled to vote and less than 10% of the total value of all classes of CTAC stock generally will not recognize any gain or loss and will not be required to include any part of CTAC’s earnings in income as a result of the Pubco Merger. A U.S. Holder whose CTAC Class A ordinary shares have an aggregate fair market value of $50,000 or more and who, on the date of the Pubco Merger, beneficially owns (actually or constructively) less than 10% of the total combined voting power of all classes of CTAC stock entitled to vote and less than 10% or more of the total value of all classes of CTAC stock, generally will recognize gain (but not loss) in respect of the Pubco Merger as if such U.S. Holder exchanged its CTAC Class A ordinary shares for Pubco Common Stock in a taxable transaction, unless such U.S. Holder elects in accordance with applicable Treasury Regulations to include in income as a deemed dividend deemed paid by CTAC the “all earnings and profits amount” (as defined in the Treasury Regulations under Section 367 of the Code) attributable to the CTAC Class A ordinary shares held directly by such U.S. Holder. A U.S. Holder who, on the date of the Pubco Merger, beneficially owns (actually or constructively) 10% or more of the total combined voting power of all classes of CTAC stock entitled to vote or 10% or more of the total value of all classes of CTAC stock, generally will be required to include in income as a deemed dividend deemed paid by CTAC the “all earnings and profits amount” (as defined in the Treasury Regulations under Section 367 of the Code) attributable to the CTAC Class A ordinary shares held directly by such U.S. Holder as a result of the Pubco Merger.
Additionally, even if the Pubco Merger qualifies as an F Reorganization, Section 1291(f) of the Code requires that, to the extent provided in Treasury Regulations, a U.S. person who disposes of stock of a PFIC (including for this purpose exchanging warrants of a PFIC for newly issued warrants in connection with a domestication transaction) recognizes gain notwithstanding any other provision of the Code. No final Treasury Regulations are currently in effect under Section 1291(f) of the Code. However, proposed Treasury Regulations under Section 1291(f) of the Code have been promulgated with a retroactive effective date. CTAC believes that it is likely classified as a PFIC for U.S. federal income tax purposes. As a result, these proposed Treasury Regulations, if finalized in their current form, would generally require a U.S. Holder of CTAC Class A ordinary shares to recognize gain under the PFIC rules on the exchange of CTAC Class A ordinary shares for Pubco Common Stock pursuant to the Pubco Merger unless such U.S. Holder has made certain tax elections with respect to such U.S. Holder’s CTAC Class A ordinary shares. In addition, the proposed Treasury Regulations provide coordinating rules with other sections of the Code, including Section 367(b), which affect the manner in which the rules under such other sections apply to transfers of PFIC stock. These proposed Treasury Regulations, if finalized in their current form, would also apply to a U.S. Holder who exchanges CTAC warrants for newly issued Pubco warrants; currently, however, the elections mentioned above do not apply to CTAC warrants. Any gain recognized from the application of the PFIC rules described above would be taxable income with no corresponding receipt of cash. The tax on any such gain would be imposed at the rate applicable to ordinary income and an interest charge would apply based on complex rules designed to offset the tax deferral to such U.S. Holder on the undistributed earnings, if any, of CTAC. It is not possible to determine at this time whether, in what form, and with what effective date, final Treasury Regulations under Section 1291(f) of the Code may be adopted or how any such Treasury Regulations would apply or whether the IRS would assert that Section 1291(f) of the Code is self-executing notwithstanding the absence of final or temporary Treasury Regulations.
The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.
We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take and will continue to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act; (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statement/prospectus. As a result, our shareholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (x) the last day of the fiscal year: (a) following October 26, 2025, the fifth anniversary of the CTAC IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of Pubco Common Stock that is held by non-affiliates exceeds
$700 million as of the last business day of our prior second fiscal quarter, and (y) the date on which we have issued more than $1.0 billion in non-convertible debt
during the prior three-year period.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find Pubco Common Stock less attractive because we rely on these exemptions. If some investors find Pubco Common Stock less attractive as a result, there may be a less active trading market for Pubco Common Stock and our stock price may be more volatile.
Additional Risks Related to Ownership of Pubco Common Stock Following the Business Combination and Pubco Operating as a Public Company
We will incur significantly increased costs and devote substantial management time as a result of operating as a public company.
As a public company, Pubco will incur significant legal, accounting and other expenses that CTAC does not incur as a private company. For example, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”), and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC and NYSE, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations. We expect that compliance with these requirements will increase Pubco’s legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, we expect that Pubco’s management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when Pubco is no longer an emerging growth company. We are in the process of hiring additional accounting personnel and, as a public company, may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function.
We also expect that operating as a public company will make it more expensive for Pubco to obtain director and officer liability insurance, and Pubco may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also make it more difficult for Pubco to attract and retain qualified people to serve on its board of directors, board committees or as executive officers.
Delaware law and Pubco’s amended and restated certificate of incorporation and the New Pubco Bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Pubco’s amended and restated certificate of incorporation and the New Pubco Bylaws that will be in effect upon the Closing, and the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in our management. Among other things, Pubco’s amended and restated certificate of incorporation and the New Pubco Bylaws include provisions regarding:

•	providing for a classified board of directors with staggered, three-year terms;

•
the ability of our Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•
the proposed amended and restated certificate of incorporation will prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the limitation of the liability of, and the indemnification of, our directors and officers;

•
provide that certain transactions are not “corporate opportunities” and that the Identified Persons (as defined in the amended and restated certificate of incorporation) are not subject to the doctrine of corporate opportunity and such Identified Persons do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as Pubco or any of its subsidiaries;

•
provide that Pubco will not be governed by Section 203 of the DGCL and, instead, include a provision in the amended and restated certificate of incorporation that is substantially similar to Section 203 of the DGCL, and acknowledge that certain stockholders cannot be “interested stockholders” (as defined in the amended and restated certificate of incorporation);

•
the ability of our Board to amend the bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Pubco.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board or management.
NYSE may not list Pubco’s securities on its exchange, which could limit investors’ ability to make transactions in Pubco’s securities and subject Pubco to additional trading restrictions.
In connection with the business combination, in order to continue to obtain the listing of Pubco’s securities on NYSE, Pubco will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements. We will apply to have Pubco’s securities listed on NYSE upon consummation of the business combination. We cannot assure you that Pubco will be able to meet all initial listing requirements. Even if Pubco’s securities are listed on NYSE, Pubco may be unable to maintain the listing of its securities in the future
If, in connection with or after the business combination, Pubco fails to meet the initial listing requirements or maintain the listing, and if NYSE or another national securities exchange does not list its securities on its exchange, Pubco shareholders could face significant material adverse consequences, including:

•	a limited availability of market quotations for Pubco securities;

•	reduced liquidity for Pubco’s securities;

•
a determination that Pubco Common Stock is a “penny stock” which will require brokers trading Pubco Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for Pubco securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If Pubco’s securities were not listed on the NYSE, such securities would not qualify as covered securities and Pubco would be subject to regulation in each state in which it offers its securities because states are not preempted from regulating the sale of securities that are not covered securities.
The provision of Pubco’s amended and restated certificate of incorporation requiring exclusive forum in certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Pubco’s amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on behalf of Pubco, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of Pubco’s directors, officers or stockholders to Pubco or its stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or Pubco’s amended and restated certificate of incorporation or the New Pubco Bylaws, (iv) any action arising pursuant to any provision of the DGCL, the New Pubco Bylaws or the amended and restated certificate of incorporation or (v) any action asserting a claim against Pubco or any current or former director, officer or stockholder governed by the internal affairs doctrine will have to be brought in a state court located within the state of Delaware (or if no state court of the State of Delaware has jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. The foregoing provision will not apply to claims arising under the Securities Act, the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. Unless Pubco consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act and the Exchange Act; provided, however, that Pubco’s stockholders will not be deemed to have waived Pubco’s compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that, in connection with claims arising under federal securities laws, a court could find the choice of forum provisions contained in Pubco’s amended and restated certificate of incorporation to be inapplicable or unenforceable.
Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds either exclusive forum provision contained in Pubco’s amended and restated certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

The price of Pubco’s securities may be volatile.
Upon consummation of the business combination, the price of Pubco’s securities may fluctuate due to a variety of factors, including:

•	the success of competitive services or technologies;

•	developments related to our existing or any future collaborations;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	the recruitment or departure of key personnel;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.
These market and industry factors may materially reduce the market price of Pubco Common Stock regardless of the operating performance of Pubco, including the KORE businesses acquired in the business combination.
Future resales of Pubco Common Stock after the consummation of the Transactions may cause the market price of Pubco securities to drop significantly, even if Pubco’s business is doing well.
Pursuant to the Investor Rights Agreements, after the consummation of the Transactions, the Sponsor and the KORE stockholders party thereto will be contractually restricted from selling or transferring any of its shares of Pubco Common Stock (the “
Lock-up
 Shares
”), other than (i) any transfer to an affiliate of a holder, (ii) distribution to profit interest holders or other equity holders in such holder or (iii) as a pledge in a bona fide transaction to third parties as collateral to secure obligations under lending arrangements with third parties. Such restrictions begin at Closing and end on the date that is 12 months after the Closing.
However, following the expiration of such lockup, the Sponsor and the KORE equityholders party to the Investor Rights Agreement will not be restricted from selling shares of Pubco stock held by them, other than by applicable securities laws. Additionally, the PIPE Investors will not be restricted from selling any of their shares of Pubco Common Stock following the closing of the business combination, other than by applicable securities laws. As such, sales of a substantial number of shares of Pubco Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Pubco Common Stock. The shares held by Sponsor and the KORE Holders may be sold after the expiration of the applicable lock-up period
under the Investor Rights Agreement. As restrictions on resale end and registration statements (filed after the Closing to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in Pubco’s share price or the market price of Pubco Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

In addition, Pubco may issue additional shares of Pubco Common Stock or other equity securities without the approval of investors, which would reduce investors’ proportionate ownership interests and may depress the market price of Pubco Common Stock.
Pubco may be subject to securities litigation, which is expensive and could divert management attention.
The market price of Pubco securities may be volatile and, in the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. Pubco may be the target of this type of litigation in the future. Securities litigation against Pubco could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm its business.
Reports published by analysts, including projections in those reports that differ from Pubco’s actual results, could adversely affect the price and trading volume of Pubco Common Stock.
Securities research analysts may establish and publish their own periodic projections for Pubco following consummation of the business combination. These projections may vary widely and may not accurately predict the results Pubco actually achieves. Pubco’s share price may decline if its actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on Pubco downgrades Pubco’s stock or publishes inaccurate or unfavorable research about Pubco’s business, Pubco’s share price could decline. If one or more of these analysts ceases coverage of Pubco or fails to publish reports on Pubco regularly, Pubco’s securities price or trading volume could decline. While we expect research analyst coverage following consummation of the business combination, if no analysts commence coverage of Pubco, the market price and volume for Pubco’s securities could be adversely affected.
Pubco does not intend to pay cash dividends for the foreseeable future.
Following the business combination, Pubco currently intends to retain its future earnings, if any, to finance the further development and expansion of its business and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of Pubco’s board of directors and will depend on its financial condition, results of operations, capital requirements and future agreements and financing instruments, business prospects and such other factors as its board of directors deems relevant.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of March 12, 2021, as amended on July 27, 2021 and September 21, 2021, by and among CTAC, Pubco, Corp Merger Sub, LLC Merger Sub and KORE	S-4	333-255121	2.1	08/11/2021

3.1	Amended and Restated Certificate of Incorporation of King Pubco, Inc.	S-4	333-255121	3.1	08/11/2021

3.2	Amended and Restated Bylaws of King PubCo, Inc.	S-4	333-255121	3.2	08/11/2021

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

King Pubco, Inc.

Date: September 27, 2021	By:	/s/ Nicholas P. Robinson
Nicholas P. Robinson
Chief Executive Officer, Director
(Principal Executive Officer)

Date: September 27, 2021	By:	/s/ Michael K. Palmer
Michael K. Palmer
Chief Financial Officer, Director
(Principal Financial Officer)