Form 10-Q
period 2021-09-30
KORE Group Holdings, Inc.
filed 2021-11-16
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number:
001-39647

KORE Group Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-3078783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 Mansell Road , Suite 300 Alpharetta, Georgia	30022
(Address of principal executive offices)	(Zip Code)
877-710-5673
(Registrant’s telephone number, including area code)
King Pubco, Inc.
875 Third Avenue
New York, NY 10022
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

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	KORE	The New York Stock Exchange
Warrants to purchase common stock	KORE WS	The New York Stock Exchange

Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes  ☐    No  ☐

As of
November 16, 2021
, there were
71,989,432
shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding.

i

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
The forward-looking statements in this Quarterly Report on Form
10-Q
are only current expectations and predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement. The forward-looking statements in this Quarterly Report on Form
10-Q
are based upon information available to us as of the date of this Quarterly Report on Form
10-Q,
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

PART I
--
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands USD, except share and per share amounts)

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$72,689	$10,321
Accounts receivable, net of allowances for credits and doubtful accounts of $1,601 and $2,804, at September 30, 2021, and December 31, 2020, respectively	52,638	40,661
Inventories, net	12,147	5,842
Prepaid expenses and other receivables	14,540	5,429

Total current assets	152,014	62,253
Non-current assets
Restricted cash	367	372
Property and equipment, net	12,630	13,709
Intangible assets, net	212,633	240,203
Goodwill	382,190	382,749
Deferred tax assets	114	122
Other long-term assets	458	611

Total assets	$760,406	$700,019

Liabilities, temporary equity and stockholders’ equity
Current liabilities
Accounts payable	$20,522	$22,978
Accrued liabilities	26,362	17,209
Income taxes payable	288	244
Current portion of capital lease obligations	528	856
Deferred revenue	6,797	7,772
Current portion of long-term debt	3,153	3,161

Total current liabilities	57,650	52,220
Long-term liabilities
Deferred tax liabilities	34,580	42,840
Due to related parties	1,122	1,615
Warrant liability	273	15,944
Capital lease obligations	304	508
Long-term debt	378,356	298,404
Other long-term liabilities	4,154	4,377

Total liabilities	$476,439	$415,908

Commitments and contingencies (note 7)

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets - Continued
(In thousands USD, except share and per share amounts)

	September 30, 2021 (unaudited)	December 31, 2020
Temporary equity
Series A Preferred Stock; par value $1,000 per share; none authorized, issued and outstanding at September 30, 2021; 7,765,229 shares authorized, and 7,756,158 shares issued and outstanding at December 31, 2020	$—	$77,562
Series A-1 Preferred Stock; par value $1,000 per share; none authorized, issued and outstanding at September 30, 2021; 10,480,538 shares authorized, 7,862,107 shares issued and outstanding at December 31, 2020	—	78,621
Series B Preferred Stock; par value $1,000 per share; none authorized, issued and outstanding at September 30, 2021; 9,090,975 shares authorized, issued and outstanding at December 31, 2020	—	90,910
Series C Convertible Preferred Stock; par value $1,000 per share; none authorized, issued and outstanding at September 30, 2021; 6,872,894 shares authorized, 2,566,186 shares issued and outstanding at December 31, 2020	—	16,802

Total temporary equity	—	263,895

Stockholders’ equity (deficit)
Common stock, voting; par value $0.0001 per share, 315,000,000 shares authorized, 71,810,419 shares issued and outstanding at September 30, 2021; par value $0.01 per share, 55,659,643 shares authorized, 30,281,520 shares issued and outstanding at December 31, 2020	7	3
Additional paid-in capital	413,316	135,616
Accumulated other comprehensive loss	(3,156)	(1,677)
Accumulated deficit	(126,200)	(113,726)

Total stockholders’ equity	283,967	20,216

Total liabilities, temporary equity and stockholders’ equity	$760,406	$700,019

See accompanying notes to unaudited condensed consolidated financial statements.

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands USD, except share and per share amounts) (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue
Services	$48,428	$43,436	$139,866	$127,113
Products	19,450	11,821	44,053	29,184

Total revenue	67,878	55,257	183,919	156,297
Cost of revenue
Cost of services	17,379	15,675	51,417	47,594
Cost of products	17,585	9,853	37,258	22,921

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	34,964	25,528	88,675	70,515

Operating expenses
Selling, general and administrative	26,001	17,792	66,525	49,907
Depreciation and amortization	12,440	13,176	37,947	38,884

Total operating expenses	38,441	30,968	104,472	88,791

Operating loss	(5,527)	(1,239)	(9,228)	(3,009)
Interest expense, including amortization of deferred financing costs, net	5,589	5,276	16,155	18,359
Change in fair value of warrant liability	(2,898)	651	(5,281)	3,482

Loss before income taxes	(8,218)	(7,166)	(20,102)	(24,850)
Income tax provision (benefit)
Current	179	201	569	711
Deferred	(3,889)	(1,719)	(8,197)	(6,087)

Total income tax benefit	(3,710)	(1,518)	(7,628)	(5,376)

Net loss	$(4,508)	$(5,648)	$(12,474)	$(19,474)

Loss per share:
Basic	$(0.27)	$(0.42)	$(1.03)	$(1.32)
Diluted	(0.27)	(0.42)	(1.03)	(1.32)
Weighted average shares outstanding (in Number):
Basic	30,732,921	30,281,520	30,433,641	30,285,684
Diluted	30,732,921	30,281,520	30,433,641	30,285,684
See accompanying notes to unaudited condensed consolidated financial statements.

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(In thousands USD) (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(4,508)	$(5,648)	$(12,474)	$(19,474)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,322)	1,387	(1,479)	(896)

Comprehensive loss	$(5,830)	$(4,261)	$(13,953)	$(20,370)

See accompanying notes to unaudited condensed consolidated financial statements.

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Temporary Equity and Stockholders’ (Deficit) Equity
(In thousands, USD or shares) (unaudited)

	Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Total Temporary Equity	Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity

	Temporary Equity									Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2020 (as previously reported)	43	$77,562	60	$78,621	57	$90,910	17	$16,802	$263,895	218	$2	$135,617	$(1,677)	$(113,726)	$20,216

Conversion of stock	7,713	—	7,802	—	9,034	—	2,549	—	—	30,064	1	(1)	—	—	—

Balance at December 31, 2020, effect of reverse recapitalization	7,756	$77,562	7,862	$78,621	9,091	$90,910	2,566	$16,802	$263,895	30,282	$3	$135,616	$(1,677)	$(113,726)	$20,216

Repurchase of stock	—
Accrued dividends payable	249	2,486	267	2,666	224	2,241	—	—	7,393	—	—	(7,393)	—	—	(7,393)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(900)	—	(900)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	315	—	—	315
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,081)	(1,081)

Balance at March 31, 2021	8,005	$80,048	8,129	$81,287	9,315	$93,151	2,566	$16,802	$271,288	30,282	$3	$128,538	$(2,577)	$(114,807)	$11,157

Derecognition of shares	—	—	—	—	—	—	(46)	(300)	(300)	—	—	—	—	—	—
Accrued dividends payable	251	2,514	270	2,695	232	2,323	—	—	7,532	—	—	(7,532)	—	—	(7,532)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	743	—	743
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	315	—	—	315
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,885)	(6,885)

Balance at June 30, 2021	8,256	$82,562	8,399	$83,982	9,547	$95,474	2,520	$16,502	$278,520	30,282	$3	$121,321	$(1,834)	$(121,692)	$(2,202)

Redemption of stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accrued dividends payable	266	2,656	288	2,880	236	2,361	—	—	7,897	—	—	(7,897)	—	—	(7,897)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(1,322)	—	(1,322)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	(3,519)	—	—	(3,519)
Distributions to and conversions of preferred stock	(8,522)	(85,218)	(8,687)	(86,862)	(9,783)	(97,835)	(2,520)	(16,502)	(286,417)	7,120	1	56,502	—	—	56,503
CTAC shares recapitalized, net of equity issuance costs of $15,912	—	—	—	—	—	—	—	—	—	10,356	1	6,456	—	—	6,457
Conversion of KORE warrants	—	—	—	—	—	—	—	—	—	1,366	—	10,663	—	—	10,663
Private offering and merger financing, net of equity issuance costs of $7,718	—	—	—	—	—	—	—	—	—	22,686	2	217,280	—	—	217,282
Equity portion of convertible debt, net of issuance cost s of $224	—	—	—	—	—	—	—	—	—	—	—	12,510	—	—	12,510
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,508)	(4,508)

Balance at September 30, 2021	—	$—	—	$—	—	$—	—	$—	$—	71,810	$7	$413,316	$(3,156)	$(126,200)	$283,967

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Temporary Equity and Stockholders’ (Deficit) Equity - Continued
(In thousands, USD or shares) (unaudited)

	Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Total Temporary Equity	Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity

	Temporary Equity									Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2019 (as previously reported)	43	$68,360	60	$69,495	57	$82,338	17	$16,802	$236,995	218	$2	$161,556	$(3,792)	$(78,526)	$79,240

Conversion of Stock	6,793	—	6,890	—	8,177	—	2,549	—	—	30,092	1	(1)	—	—	—

Balanceat December 31, 2019, effect of reverse recapitalization	6,836	$68,360	6,950	69,495	8,234	82,338	2,566	16,802	236,995	30,310	3	161,555	(3,792)	(78,526)	79,240

Repurchase of common stock	—	—	—	—	—	—	—	—	—	(28)	—	(200)	—	—	(200)
Accrued dividends payable	222	2,216	238	2,383	205	2,053	—	—	6,652	—	—	(6,652)	—	—	(6,652)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(3,113)	—	(3,113)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	216	—	—	216
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,768)	(2,768)

Balance at March 31, 2020	7,058	$70,576	7,188	$71,878	8,439	$84,391	2,566	$16,802	$243,647	30,282	$3	$154,919	$(6,905)	$(81,294)	$66,723

Accrued dividends payable	222	2,215	238	2,382	210	2,104	—	—	6,701	—	—	(6,701)	—	—	(6,701)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	830	—	830
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	315	—	—	315
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,058)	(11,058)

Balance at June 30, 2020	7,280	$72,791	7,426	$74,260	8,649	$86,495	2,566	$16,802	$250,348	30,282	$3	$148,533	$(6,075)	$(92,352)	$50,109

Accrued dividends payable	239	2,385	257	2,574	218	2,180	—	—	7,139	—	—	(7,139)	—	—	(7,139)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	1,387	—	1,387
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	315	—	—	315
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,648)	(5,648)

Balance at September 30, 2020	7,519	$75,176	7,683	$76,834	8,867	$88,675	2,566	$16,802	$257,487	30,282	$3	$141,709	$(4,688)	$(98,000)	$39,024

See accompanying notes to unaudited condensed consolidated financial statements.

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands USD) (unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(12,474)	$(19,474)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	37,947	38,884
Amortization of deferred financing costs	1,569	1,584
Deferred income taxes	(8,197)	(6,087)
Non-cash foreign currency loss (gain)	(163)	(1,356)
Share-based compensation	4,564	846
Provision for doubtful accounts	117	888
Change in fair value of warrant liability	(5,281)	3,482
Change in operating assets and liabilities, net of operating assets and liabilities acquired:
Accounts receivable	(12,792)	(3,572)
Inventories	(6,461)	(2,668)
Prepaid expenses and other receivables	(5,054)	(2,485)
Accounts payable and accrued liabilities	(2,366)	8,119
Deferred revenue	(911)	307
Income taxes payable	63	225

Cash (used in) provided by operating activities	$(9,439)	$18,693

Cash flows used in investing activities
Additions to intangible assets	(6,626)	(8,224)
Additions to property and equipment	(3,156)	(1,450)
Acquisition of Integron LLC, net of cash acquired	—	366

Net cash used in investing activities	$(9,782)	$(9,308)

Cash flows from financing activities
Proceeds from revolving credit facility	25,000	21,700
Repayments on revolving credit facility	(25,000)	(25,000)
Repayment of long-term debt	(2,373)	(2,436)
Proceeds from convertible debt	82,351	—
Proceeds from equity portion of convertible debt , n e t of issuance costs	12,510	—
Payment of deferred financing costs, relating to convertible debt	(1,449)	—
Repayment of related party note	(1,538)
Repurchase of common stock	—	(200)
Proceeds from CTAC and PIPE financing, net of issuance costs	223,001	—
Settlement of preferred shares	(229,915)	—
Payment of capital lease obligations	(815)	(137)

Cash provided by (used in) financing activities	$81,772	$(6,073)

Effect of Exchange Rate Change on Cash and Cash Equivalents	(188)	(88)

Change in Cash and Cash Equivalents and Restricted Cash	62,363	3,224
Cash and Cash Equivalents and Restricted Cash, beginning of period	10,693	8,692

Cash and Cash Equivalents and Restricted Cash, end of period	$73,056	$11,916

Non-cash financing activities:
Capital leases	$346	$263
Equity financing fees accrued	3,025	—
Common shares issued to preferred shareholders	56,502	—
Equity financing fees settled in common shares	1,863	—
Common shares issued to warrant holders	10,663	—
Supplemental cash flow information:
Interest paid	$14,762	$16,879
See accompanying notes to unaudited condensed consolidated financial statements.

KORE Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In thousands USD, except share amounts) (unaudited)
NOTE 1 - NATURE OF OPERATIONS
Business Combination
On March 12, 2021, Maple Holdings Inc. (“Maple” or “pre-combination KORE”) entered into a definitive merger agreement (the “Business Combination”) with Cerberus Telecom Acquisition Corp. (NYSE: CTAC) (“CTAC”). On September 29, 2021, CTAC held a special meeting, at which CTAC’s shareholders voted to approve the proposals outlined in the proxy statement filed by CTAC with the Securities Exchange Commission (the “SEC”) on August 13, 2021, including, among other things, the adoption of the Business Combination and approval of the other transactions contemplated by the merger agreement.
On September 30, 2021 (the “Closing Date”), as contemplated by the merger agreement, (i) CTAC merged with and into King LLC Merger Sub, LLC (“LLC Merger Sub”) (the “Pubco Merger”), with LLC Merger Sub being the surviving entity of the Pubco Merger and King Pubco, Inc. (“Pubco”) as parent of the surviving entity, (ii) immediately prior to the First Merger (as defined below), Cerberus Telecom Acquisition Holdings, LLC (the
“Sponsor”) contributed 100%
of its equity interests in King Corp Merger Sub, Inc. (“Corp Merger Sub”) to Pubco (the “Corp Merger Sub Contribution”), as a result of which Corp Merger Sub became a wholly owned subsidiary of Pubco, (iii) following the Corp Merger Sub Contribution, Corp Merger Sub merged with and Maple into (the “First Merger”), with Maple being the surviving corporation of the First Merger, and (iv) immediately following the First Merger and as part of the same overall transaction as the First Merger, Maple merged with and into LLC Merger Sub (the “Second Merger” and, together with the First Merger, being collectively referred to as the “Mergers” and, together with the other transactions contemplated by the merger agreement, the “Transactions” and the closing of the Transactions, the Business Combination), with LLC Merger Sub being the surviving entity of the Second Merger and Pubco being the sole member of LLC Merger Sub. In connection with the Business Combination, Pubco changed its name to “KORE Group Holdings, Inc.” (the “Company”). The combined Company remained listed on the NYSE under the new ticker symbol “KORE
.
”
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the SEC and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of operations, financial condition and cash flows for the interim periods presented herein. The preparation of unaudited condensed consolidated interim financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures.
Accordingly, these interim condensed consolidated financial statements should be read in conjunction with Maple’s the audited financial statements and accompanying notes for the years ended December 31, 2020 and 2019 previously filed with the SEC. The Condensed Consolidated Balance Sheet as of December 31, 2020, included herein, was derived from the audited financial statements of the Company as of that date. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

The Business Combination is accounted for as a reverse recapitalization as pre-combination
KORE was determined to be the accounting acquirer under FASB’s ASC Topic 805, Business Combination (“ASC 805”). Pre-combination KORE was determined to be the accounting acquirer based on the evaluation of the following facts and circumstances:

•	the equity holders of pre-combination KORE hold the majority (54%) of voting rights in the Company;

•	the senior management of pre-combination KORE became the senior management of the Company; and

•	In comparison with CTAC, pre-combination KORE has significantly more revenue and total assets and a larger net loss;

•	the operations of pre-combination KORE comprise the ongoing operations of the Company, and the Company assumed pre-Combination KORE’s headquarters.
Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of pre-combination KORE with the acquisition being treated as the equivalent of pre-combination KORE issuing stock for the net assets of CTAC, accompanied by a recapitalization. The net assets of CTAC were stated at historical cost, with no goodwill or other intangible assets recorded. Pre-combination KORE was deemed to be the predecessor and the consolidated assets and liabilities and results of operations prior to September 30, 2021 are those of pre-combination KORE. Reported shares and earnings per share available to common stockholders, prior to the Business Combination, have been retroactively restated to reflect the exchange ratio established in the merger agreement. The number of shares of preferred stock was also retroactively restated based on the exchange ratio.
COVID-19
Impact
During the period ended September 30, 2021, an outbreak of the novel coronavirus
(“COVID-19”)
has continued to spread across the globe and continued to result in significant economic disruption. The extent of the impact of
COVID-19
on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak; however as of this filing,
COVID-19
has not had a negative impact on the Company.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid instruments with an original maturity of less than 90 days from the date of purchase or the ability to redeem amounts on demand. Cash and cash equivalents are stated at cost, which approximates their fair value.
Restricted cash represents cash deposits held with financial institutions for letters of credit and is not available for general corporate purposes.
Emerging Growth Company
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The Company qualifies as an “Emerging Growth Company” and has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows the Company to adopt the new or revised standard at the same time as private companies.

Recently Adopted Accounting Pronouncement
In December 2019, the FASB issued Accounting Standards Update (“ASU”)
2019-12,
Income Taxes
:
Simplifying the Accounting for Income Taxes
. ASU
2019-12
simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU
2019-12
is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021, and depending on the amendment, adoption was applied on a retrospective, modified retrospective, or prospective basis. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU
2016-02,
Leases
, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, ASU
2018-10
, Codification Improvements to ASC
2016-02
,
Leases
, was issued to provide more detailed guidance and additional clarification for implementing ASU
2016-02.
Furthermore, in July 2018, the FASB issued ASU
2018-11,
Leases: Targeted Improvements
, which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Furthermore, on June 3, 2020, the FASB deferred by one year the effective date of the new leases standard for private companies, private not-for-profits
and public
not-for-profits
that have not yet issued (or made available for issuance) financial statements reflecting the new standard. Additionally, in March 2020, ASU
2020-03,
Codification Improvements to Financial Instruments, Leases
, was issued to provide more detailed guidance and additional clarification for implementing ASU
2016-02.
Furthermore, in June 2020, ASU
2020-05,
Revenue from Contracts with
Customers and Leases
, was issued to defer effective dates of adoption of the new leasing standard beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.
These new leasing standards (collectively “ASC 842”) are effective for the Company beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted.

The Company is currently evaluating the effect of the adoption of this guidance on the consolidated financial statements. However, based on the Company’s lease obligations, the Company expects to recognize material assets and liabilities for right-of-use
assets and operating lease liabilities on its consolidated balance sheet upon adoption of ASC 842. ASC 842 will also require additional footnote disclosures to the Company’s financial statements
.
In June 2016, the FASB issued ASU
2016-13
, Financial
Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments,
which requires the use of a new current expected credit loss (“CECL”) model in estimating allowances for doubtful accounts with respect to accounts receivable and notes receivable. Receivables from revenue transactions, or trade receivables, are recognized when the corresponding revenue is recognized under ASC 606,
Revenue from Contracts with Customers
. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances when deducted from the balance of the receivables, which represent the estimated net amounts expected to be collected. Given the generally short-term nature of trade receivables, the Company does not expect to apply a discounted cash flow methodology. However, the Company will consider whether historical loss rates are consistent with expectations of forward-looking estimates for its trade receivables. In November 2018, the FASB issued ASU
2018-19,
Codification Improvements to Topic 326, Financial Instruments—Credit Losses
to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of ASU
2016-13.
This ASU (collectively “ASC 326”) is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is still evaluating the impact of the adoption of this ASU.
In August 2018, the FASB issued ASU
2018-15,
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
, which requires a customer in a hosting arrangement that is a service contract to apply the guidance on internal-use
software to determine which implementation costs to recognize as an asset and which costs to expense. Costs to develop or obtain internal-use
software that cannot be capitalized under Subtopic
350-40,
Internal-Use
Software
, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. The amendments require a customer in a hosting arrangement that is a service contract to determine whether an implementation activity relates to the preliminary project stage, the application development stage, or the post-implementation stage. Costs for implementation activities in the application development stage will be capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages will be expensed immediately. The ASU is effective for the Company for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period, for all entities. The Company is still evaluating the impact of the adoption of this standard.
In March 2020, the FASB issued ASU
2020-04,
Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting,
to provide guidance on easing the potential burden in accounting for reference rate reform on financial reporting. ASU 2020-04 is effective from March 12, 2020 and may be applied prospectively through December 31, 2022. The Company is still evaluating the impact of the adoption of this ASU.
In March 2020, the FASB issued ASU
2020-03,
Codification Improvements to Financial Instruments
, which clarifies specific issues raised by stakeholders. Specifically, the ASU:

•	Clarifies that all entities are required to provide the fair value option disclosures in ASC 825, Financial Instruments .

•	Clarifies that the portfolio exception in ASC 820, Fair Value Measurement , applies to nonfinancial items accounted for as derivatives under ASC 815, Derivatives and Hedging .

•
Clarifies that for purposes of measuring expected credit losses on a net investment in a lease in accordance with ASC 326,
Financial Instruments - Credit Losses
, the lease term determined in accordance with ASC 842,
Leases
, should be used as the contractual term.

•	Clarifies that when an entity regains control of financial assets sold, it should recognize an allowance for credit losses in accordance with ASC 326.

•
Aligns the disclosure requirements for debt securities in ASC 320,
Investments—Debt Securities
, with the corresponding requirements for depository and lending institutions in ASC 942,
Financial Services—Depository and Lending
.

The amendments in the ASU have various effective dates and transition requirements, some depending on whether an entity has previously adopted ASU
2016-13
about measurement of expected credit losses. The Company will adopt the guidance in ASU
2020-03
as it adopts the related ASU effected by these codification improvements.
In August 2020, the FASB issued ASU 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)
(“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations, or cash flows.

In May 2021, the FASB issued ASU
2021-04,
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options
,
which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another Topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU
2021-04
also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The amendments are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of the adoption of this standard.
NOTE 3 – REVENUE RECOGNITION
The Company recognized all deferred revenue related to the connectivity performance obligations that were not fully satisfied in previous periods in the amount of $7.1 million and
 $7.8
million for the three and nine months ended September 30, 2021, respectively. The Company does not have material unfulfilled performance obligation balances for contracts with an original length greater than one year in any periods presented. Additionally, the Company does not have material costs related to obtaining a contract with amortization periods greater than one year for any period presented. Th
e

Company applies ASC 606 utilizing the following allowable exemptions or practical expedients:

•	Exemption to not disclose the unfulfilled performance obligation balance for contracts with an original length of one year or less.

•
Practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.

•	Election to present revenue net of sales taxes and other similar taxes.

•	Election from recognizing shipping and handling activities as a separate performance obligation.

•
Practical expedient not requiring the entity to adjust the promised amount of consideration for the effects of a significant financing component if the entity expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Contract Balances
Deferred revenue as of September 30, 2021 and December 31, 2020, was $6.8 million and $7.8 million, respectively, and primarily relates to revenue that is recognized over time for Connectivity monthly recurring charges, the changes in balance of which are related to the satisfaction or partial satisfaction of these contracts. The balance also contains a deferral for goods that are in-transit
at period end for which control transfers to the customer upon delivery. All of the December 31, 2020, balance was recognized as revenue during the period ended September 30, 2021.
Disaggregated Revenue Information
The Company views the following disaggregated disclosures as useful to understand the composition of revenue recognized during the respective three-month and nine-month reporting periods:

	Three months ended September 30,		Nine months ended September 30,
(in ‘000)	2021	2020	2021	2020
Connectivity*	$40,738	$37,932	$122,444	$111,583
Hardware Sales	19,221	9,345	40,602	23,276
Hardware Sales - bill-and-hold	229	2,476	3,451	5,908
Deployment services, professional services and other	7,690	5,504	17,422	15,530

Total	$67,878	$55,257	$183,919	$156,297

*	Includes connectivity-related revenue from IoT Connectivity and IoT Solutions
Significant Customer
The Company has one customer representing 28% and 18% of the Company’s total revenue for the three months ending September 30, 2021 and September 30, 2020, respectively, and 21% and 16% of the Company’s total revenue for the nine months ending September 30, 2021, and September 30, 2020, respectively.
NOTE 4 – REVERSE RECAPITALIZATION
On September 30, 2021,
pre-combination
KORE and CTAC consummated the merger contemplated by the merger agreement (see Note 1 – Nature of Operations).
Immediately following the Business Combination, there were 71,810,419 shares of common stock with a par value of $0.0001. Additionally, there were outstanding warrants to purchase 8,911,744 shares of common stock.
The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP as pre-combination KORE was determined to be the accounting acquirer. Under this method of accounting, while CTAC was the legal acquirer, it has been treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of pre-combination KORE issuing stock for the net assets of CTAC, accompanied by a recapitalization. The net assets of CTAC were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of pre-combination KORE. Reported shares and earnings per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated to reflect the exchange ratio established in the Business Combination (approximately one pre-combination KORE share to
 139.15 of the Company’s shares).

The most significant change in the post-combination Company’s reported financial position and results was an increase in cash, net of transactions costs, paid at close of
 $63.2 million including: $225.0 million in gross proceeds from the private placements (the “PIPE”), $20.0 million in proceeds from CTAC after redemptions, $95.1 million in proceeds from the Backstop Notes (see Note 5), and payments of
$229.9
million to KORE’s preferred shareholders. In connection with the Business Combination,
 $19.0
million of transaction costs were paid on the Closing Date. The Company overpaid certain underwriting costs by $4.0 million on the Closing Date. The Company recorded the receivable related to this overpayment within prepaid expenses and other receivables in the Condensed Consolidated Balance Sheets as of September 30, 2021. The Company received payment of this amount subsequent to September 30, 2021. Additionally, on the Closing Date, the Company repaid the Senior Secured Revolving Credit Facility with UBS of

$25
million. The Company also repaid the outstanding related party loans due to Interfusion B.V and T-Fone B.V. of

$1.6
 million. Refer to Note 5 – Short-term and Long-term Debt and Note 13 – Related Party Transactions.
The Company incurred $23.7 million in transaction costs relating to the Business Combination, of which $23.6 million has been recorded against additional paid-in
capital in the Condensed Consolidated Balance Sheets and the remaining amount of $0.1 million was recognized as selling, general and administrative expenses on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.
Upon closing of the Business Combination, the shareholders of CTAC, including CTAC founders, were issued 10,356,593 shares of common stock of the Company. In connection with the closing, holders of 22,240,970 shares of common stock of CTAC were redeemed at a price per share of $10.00. In connection with the Closing,
 22,500,000 shares of the Company were issued to PIPE investors at a price per share of $10.00.
The number of shares of Class A common stock issued immediately following the consummation of the Business Combination were:

	Shares	Percentage
Pre-combination KORE shareholders	38,767,500	54.0%
Public stockholders	10,356,593	14.4%
Private offering and merger financing	22,686,326	31.6%

Total	71,810,419	100.0%

NOTE 5 – SHORT-TERM AND LONG-TERM DEBT
Term Loan - UBS
On December 21, 2018, the Company entered into
a
 credit agreement with UBS that consisted of a term loan of $280.0 million and required quarterly principal and interest payments with a
l
l remaining principal and interest due on December 21, 2024. The term loan had an interest rate of LIBOR plus 5.5%.
On November 12, 2019, the Company amended its term loan with UBS in order to raise an additional $35.0 million. Under the amended agreement, the maturity date of the term loan and interest rate remained unchanged. However, the quarterly principal repayment changed to $0.8 million. The principal and quarterly interest are paid on the last business day of each quarter, except at maturity.
As a result of this debt modification, the Company incurred $1.5 million in debt issuance costs, which was capitalized and is being amortized over the remaining term of the loan along with the unamortized debt issuance costs of the original debt.

The Company’s principal outstanding balances on the UBS Term Loan were $306.6 million and $309.0 million as of September 30, 2021 and December 31, 2020, respectively.
Senior Secured Revolving Credit Facility - UBS
On December 21, 2018, the Company entered into a $30
million revolving credit facility with UBS. As of September 30, 2021 and December 31, 2020, no

outstanding amounts were drawn on the revolving credit facility. Immediately prior to the Business Combination, the Company had an outstanding balance on the revolving credit facility of
$25 million, which was paid off in full at the close of the transaction on September 30, 2021.
Borrowings under the revolving debt facility bear interest at a floating rate which can be, at the Company’s option, either (1) a LIBOR rate for a specified interest period plus an applicable margin of up to 5.50% or (2) a base rate plus an applicable margin of up to 4.5%. After the Closing Date, the applicable margins for LIBOR rate and base rate borrowings are each subject to a reduction to 5.25% and 4.25%, respectively, if the Company maintains a total leverage ratio of less than or equal to 5.00:1.00. The LIBOR rate applicable to the revolving credit facility is subject to a “floor” of
0.0
%. Additionally, the Company is required to pay a commitment fee of up to 0.50% per annum of the unused balance.
Term Loan - BNP Paribas
The loan matured in
January 2021
and bore interest at 2.15% per annum with fixed payments of $7,740, which were payable monthly. On January 2, 2021, the Company extinguished the term loan outstanding with BNP Paribas by making the final fixed monthly payment.
Bank Overdraft Facility – BNP Paribas Fortis N.V.
On October 8, 2018, a Belgium subsidiary of the Company entered into a €250,000 bank overdraft facility with BNP Paribas Fortis. As of September 30, 2021 and December 31, 2020, the Company had €0 drawn on the revolving credit facility. Borrowings under the bank overdraft facility have an indefinite term.
Borrowings under the bank overdraft facility bear interest at a floating rate which is a base rate plus an applicable margin of up to 2.0%. The base fee amounts to 9.4% as of September 30, 2021 and is variable. Any overages are charged against a percentage of 6% on a yearly basis. There is no commitment fee payable for the unused balance of the bank overdraft facility.
Backstop Agreement
On September 30, 2021, KORE Wireless Group Inc. borrowed $95.1 million in exchange for senior unsecured exchangeable notes due 2028 (“Backstop Notes”) pursuant to an indenture (the “Indenture”), dated September 30, 2021, by and among KORE Group Holdings, Inc., KORE Wireless Group Inc. and Fortress Credit Corp. (“Fortress”). The Backstop Notes were issued at par, bearing interest at the rate of 5.50%
per annum which is paid quarterly, and a maturity of
seven
years. The Backstop Notes are guaranteed by the Company and are exchangeable into common stock of the Company at $12.50 per
share (the “Base Exchange Rate”)
at any time at the option of Fortress.
At the Base Exchange Rate, the Backstop Notes are exchangeable into 7.6 million shares of common stock.

The Base Exchange Rate may be adjusted for certain dilutive events or change in control events as defined by the Indenture Agreement (the “Adjusted Exchange Rate”). Additionally, if after the
2
-year anniversary of the issuance of the Backstop Notes the Company’s shares are trading at a defined premium to the Base Exchange Rate or applicable Adjusted Exchange Rate, the Company may redeem the Backstop Notes for cash, force an exchange into shares of its common stock at an amount per share based on a time-value make whole table, or settle with a combination of cash and an exchange

(the “Company Option”). Since the Company may use the Company Option to potentially settle all or part of the Backstop Notes for the cash equivalent of the fair value of the common stock for which the notes may be exchanged, a portion of the proceeds of the Backstop Notes have been allocated to equity, based on the estimated fair value of Backstop Notes had they not contained the exchange features. As of September 30, 2021: the carrying amount of the equity component was $12.5 million, net of allocation issuance costs of $0.2 million; the liability component consisted of principal, unamortized discount, and unamortized issuance costs of $95.1 million, $12.7 million, and $1.5 million, respectively; and the net carrying amount is $80.9 million. The unamortized discount and issuance costs will be amortized through September 30, 2028. The effective interest rate of the liability component is
8.4
%. No interest cost was recognized on the Backstop Notes for the three month and nine month periods ended September 30, 2021.

The Backstop Agreement contains a customary
six-month
lock up following the closing, which prohibits Fortress from hedging the Backstop Notes by short selling the Company’s common stock or hedging the notes via the Company’s warrants or options.
NOTE 6 – INCOME TAXES
The Company determines its estimated annual effective tax rate at the end of each interim period
based on estimated
pre-tax income (loss) and
facts known at that time. The estimated annual effective tax rate is applied to the year-to-date
pre-tax income (loss) at
the end of each interim period with certain adjustments. The tax effects of significant unusual or extraordinary items are reflected as discrete adjustments in the periods in which they occur. The Company’s estimated annual effective tax rate can change based on the mix of jurisdictional pre-tax income (loss) and
other factors. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, then the actual effective tax rate for the year to date period may be the best estimate. For the nine months ended September 30, 2021 and 2020, the Company determined that its annual effective tax rate approach would provide for a reliable estimate and therefore used this method to calculate its tax provision.
The Company’s effective income tax rate was
 45.1% and 21.2%
for the three months ended September 30, 2021 and 2020, respectively. The income tax provision (benefit) was
$(3,710) and ($1,518)
for the three months ended September 30, 2021 and 2020, respectively. The change in the income tax benefit for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to changes in the jurisdictional mix of earnings and the impact of the change in fair value of warrant liability which is not taxable.
The Company’s effective income tax rate was 37.9% and 21.6% for the nine months ended September 30, 2021 and 2020, respectively. The provision for (benefit from) income taxes was $(7,628) and ($5,376) for the nine months ended September 30, 2021 and 2020, respectively. The change in the provision for (benefit from) income taxes for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to changes in the jurisdictional mix of earnings and the impact of the change in fair value of warrant liability which is not taxable.
The effective income tax rate for the three and nine months ended September 30, 2021 and 2020 differed from the federal statutory rate primarily due to the geographical mix of earnings and related foreign tax rate differential, permanent differences, research and development tax credits, and the valuation allowance maintained against certain deferred tax assets.
NOTE 7 – COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases various office spaces under
non-cancellable
operating leases expiring through 2029. Rent expense for the three months ended September 30, 2021 and 2020 was $0.6 million and $0.7 million, respectively. Rent expense for both the nine months ended September 30, 2021 and 2020 was $2.0 million.

The future minimum lease payments under operating leases as of September 30, 2021 for the next five years is as follows:

(in ‘000)	Amount
From October 1, 2021 to December 31, 2021	$781
2022	2,437
2023	1,448
2024	1,076
2025	749
Thereafter	2,157

Total	$8,648

Off-Balance-Sheet
Credit Exposures
The Company has standby letters of credit and bank guarantees of $0.4 million as of September 30, 2021 and December 31, 2020, respectively. These contingent liabilities are secured by highly liquid instruments included in restricted cash.
Purchase Obligations
The Company has vendor commitments primarily relating to carrier and open purchase obligations that the Company incurs in the ordinary course of business. As of September 30, 2021, the purchase commitments were as follows:

(in ‘000)	Amount
From October 1, 2021 to December 31, 2021	$15,195
2022	6,871
2023	1,286
2024	1,286
2025	1,286

Total	$25,924

Legal Proceedings
From time to time, the Company is involved in litigation arising out of the ordinary course of our business. There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of the Company’s subsidiaries are a party or of which any of the Company or the Company’s subsidiaries’ property is subject.
NOTE 8 – PREPAID AND
OTHER RECEIVABLES
Prepaid Expenses and Other Receivables
The Company’s prepaid expenses and other receivables consist of the following:

	September 30, 2021	December 31, 2020
Prepaid Deposits	$4,906	$1,734
Prepaid Expenses	5,598	3,695
Other Receivables	4,036	—

Total Prepaid Expenses and Other Receivables	$14,540	$5,429

NOTE 9 – TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
The Company operates subject to the terms and conditions of the Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) dated September 30, 2021.
Capital Stock
As of September 30, 2021; the Company authorized up to 350,000,000 shares of capital stock, consisting of 315,000,000 shares of common stock and 35,000,000 shares of preferred stock. As of September 30, 2021, 71,810,419 shares of common stock and zero shares of preferred stock were issued and outstanding.
Series A Preferred Stock
The Board authorized up to 7,765,229 Series A preferred shares. As of September 30, 2021 and December 31, 2020, there were zero and 7,756,158 Series A preferred shares issued and outstanding, respectively. The shares were issued at a discount of 2%. Series A preferred shareholders are entitled to receive a cumulative preferred dividend at the rate of thirteen percent (13%) per year on the sum of the par value plus unpaid preferred dividends through the date of such distribution on a pari passu basis with Series
A-1
and Series B shareholders and in preference to all other shareholders. The Company had the option to redeem the Series A preferred shares for par value plus unpaid preferred dividends. Series A preferred shareholders had an option to put the shares back to the Company for par value plus unpaid preferred dividends on or after April 11, 2027. The Company determined that the put option is a redemption event not solely within the control of the Company. Therefore, the Series A preferred stock is classified outside of permanent equity (i.e., temporary equity) and presented at its redemption value. Upon closing of the Business Combination, all Series A preferred shares were settled with a redemption value of $85.2 million in cash. The Company no longer had shares of Series A Preferred Stock authorized, issued or outstanding as of September 30, 2021. The terms and rights of the Series A Preferred Stock described previously represent the terms and rights prior to the closing of the Business Combination.
Series
A-1
Preferred Stock
The Board authorized up to 10,480,538 Series
A-1
preferred shares. As of September 30, 2021 and December 31, 2020, there were zero and 7,862,107 Series
A-1
preferred shares issued and outstanding, respectively. The shares were issued at a discount of 2%. Series
A-1
preferred shareholders are entitled to receive a cumulative preferred dividend at the rate of thirteen-point seven five percent (13.75%) per year on the sum of the par value plus unpaid preferred dividends through the date of such distribution on a pari passu basis with Series A and Series B shareholders and in preference to all other shareholders. The Company had the option to redeem the Series
A-1
Preferred shares for par value plus unpaid preferred dividends subject to a current redemption premium of 1%. Series
A-1
preferred shareholders had an option to put the shares back to the Company for par value plus unpaid preferred dividends on or after April 11, 2027. The Company determined that the put option is a redemption event not solely within the control of the Company. Therefore, the Series
A-1
Preferred Stock is classified outside of permanent equity (i.e., temporary equity) and presented at its redemption value. Upon closing of the Business Combination, all Series
A-1
preferred shares were settled with a redemption value of $86.9 million. Certain Series A-1 preferred shareholders elected to received shares of common stock of the Company in lieu of cash. The Company no longer had shares of Series A-1 Preferred Stock authorized, issued or outstanding as of September 30, 2021. The terms and rights of the Series A-1 Preferred Stock described previously represent the terms and rights prior to the closing of the Business Combination.

Series B Preferred Stock
The Board authorized up to 9,090,975 Series B preferred shares. As of September 30, 2021 and December 31, 2020, there were zero and 9,090,975 Series B preferred shares issued and outstanding, respectively. Series B preferred shareholders are entitled to receive a cumulative preferred dividend at the rate of ten percent (10%) per year on the sum of the unreturned par value plus unpaid preferred dividends through the date of such distribution on a pari passu basis with Series A and Series
A-1
shareholders and in preference to all other shareholders. On or after October 11, 2018, the Company has the option to redeem the Series B Preferred shares for par value plus unpaid preferred dividends. Because the controlling shareholder is the majority holder of Series B preferred shares, the Company redemption option functions as a holder put option. Accordingly, the Company determined that the option could result in a redemption that is not solely within the control of the Company. Therefore, the Series B Preferred stock is classified outside of permanent equity (i.e., temporary equity) and presented at its redemption value each period. Upon closing of the Business Combination, all Series B preferred shares were settled with a redemption value of $97.8 million. Certain Series B preferred shareholders elected to received shares of common stock of the Company in lieu of cash. The Company no longer had shares of Series B Preferred Stock authorized, issued or outstanding as of
September 30, 2021. The terms and rights of the Series B Preferred Stock described previously represent the terms and rights prior to the closing of the Business Combination.
A summary of the accumulated but unpaid preferred dividends for the Series A, Series
A-1
and Series B preferred shares as of March 31, June 30, and September 30, 2021 and March 31, June 30, and September 30, 2020, is as follows:

(in ‘000)	Series A	Series A-1	Series B
Accumulated and unpaid, December 31, 2020	$34,812	$18,608	$33,910
Accumulated	2,486	2,666	2,241
Distributed	—	—	—

Accumulated and unpaid, March 31, 2021	$37,298	$21,274	$36,151

Accumulated	2,514	2,695	2,323

Distributed	—	—	—

Accumulated and unpaid, June 30, 2021	$39,812	$23,969	$38,474

Accumulated	2,656	2,880	2,361

Distributed	(42,468)	(26,849)	(40,835)

Accumulated and unpaid, September 30, 2021	$—	$—	$—

(in ‘000)	Series A	Series A-1	Series B
Accumulated and unpaid, December 31, 2019	$25,610	$8,794	$25,338
Accumulated	2,216	2,359	2,053
Distributed	—	—	—

Accumulated and unpaid, March 31, 2020	$27,826	$11,153	$27,391

Accumulated	2,215	2,359	2,104

Distributed	—	—	—

Accumulated and unpaid, June 30, 2020	$30,041	$13,512	$29,495

Accumulated	2,385	2,548	2,180

Distributed	—	—	—

Accumulated and unpaid, September 30, 2020	32,426	16,060	31,675

The redemption value of Series A, Series
A-1
and Series B preferred stock is equal to the par value of $1,000 per share plus the above accumulated unpaid dividends and any applicable redemption premium.
Series C Convertible Preferred Stock
The Board authorized up to 6,872,894 Series C convertible preferred shares
. As of September 30, 2021 and December 31, 2020, there were zero and 2,566,186 Series C convertible preferred shares issued and outstanding, respectively. Subordinate to the payment of dividends to Series A, Series
A-1
and Series B preferred shareholders, the Series C shareholders are entitled to receive dividends equal to 1.5X initial investment in conjunction with common stock, then subject to a catch-up,
followed by pro rata sharing thereafter. Series C convertible preferred shareholders have a de facto option to put the shares back to the Company for liquidation value. The Company determined that the option could result in a deemed liquidation that is not solely within the control of the Company. Therefore, the Series C convertible preferred stock is classified outside of permanent equity (i.e., temporary equity).
Series C convertible preferred shares are convertible at any time, at the option of the holder, into common stock at a rate of 1 to 1 initially, subject to adjustments for dilution.
Upon closing of the Business Combination,

16,802
 shares of Series C Convertible Preferred Stock
(pre-combination)
converted into
2,520,368
 shares of common stock of the Company. The Company no longer had Series C Convertible Preferred Stock authorized, issued or outstanding as of
September 30, 2021. The terms and rights of the Series C Convertible Preferred Stock described previously represent the terms and rights prior to the closing of the Business Combination
.

NOTE 10 – SHARE-BASED PAYMENT AND RELATED STOCK OPTION PLAN
During 2020, the Company granted awards to certain employees and Board members of the Company. Under the 2014 Equity Incentive Plan (the “Plan”), the Board is authorized to grant stock options to eligible employees and directors of the Company. The fair value of the options was expensed on a straight-line basis over the requisite service period, which is generally the vesting period.
In connection with the Business Combination a modification in the existing terms of the options was introduced to add contingent cash-settlement feature pursuant to which each option holder entered into option cancellation agreement (“Cancellation Agreements”), whereby option holders agreed to surrender all options outstanding as of the closing of the Business Combination for cancellation effective immediately prior to the closing. In exchange for the cancellation of the vested and unvested options, option holders are entitled to right to receive payment of Option Cash Consideration equal to

$4,075,000 and Option Share Consideration,

of
432,500 common shares ($3,377,825
value)

in the surviving entity less applicable withholding taxes and without interest, paid on the first payroll cycle following the closing of the Business Combination. Upon the closing of the Business Combination, the Company recognized a liability for the fair value of the Option Cash Consideration and Option Share Consideration. An expense was recognized for the difference between the previously recognized portion of grant date fair value and the fair value of the recorded liability.
Stock based compensation expense during the three-month period ended September
30
,
2021
, and September
30
,
2020
was $
3.9
and $
0.3
 million respectively. Stock based compensation expense during the nine-month period ended September
30
,
2021
and September
30
,
2020
was $
4.6
 million and $
0.8
 million, respectively.
The Company has determined its share-based payments to be a Level 3 fair value measurement and has used the Black-Scholes option pricing model to calculate its fair value using the following assumptions:

September 30, 2020
Risk-free interest rate	1.58 - 2.47%
Expected term (life) of options (in years)	2-4
Expected dividends	0%
Expected volatility	67.9 - 86.3%

The Company did not grant any awards during the nine month period ended September 30, 2021. The expected term of the options granted are determined based on the period of time the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. In selecting similar entities for determining expected volatility, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s options is assumed to be zero since the Company has not historically paid dividends.
The following is a summary of the Company’s stock options as of September 30, 2021 and September 30, 2020 and the stock option activity from December 31, 2020 through September 30, 2021 and December 31, 2019 through September 30, 2020:

	Number of Options	Weighted Average Grant Date Fair Value per Option (Amount)	Weighted Average Exercise Price (Amount)	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2020	34,977	191	$1,750	7.7

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited	—	—	—	—

Expired	—	—	—	—

Cancelled	(34,977)	(191)	(1,750)	(7.7)

Balance, September 30, 2021	—	$—	$—	—

	Number of Options	Weighted Average Grant Date Fair Value per Option (Amount)	Weighted Average Exercise Price (Amount)	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2019	32,280	196	$1,750	8.4

Granted	5,181	167	1,750	—

Exercised	—	—	—	—

Forfeited	(2,484)	195	1,750	—

Expired	—	—	—	—

Balance, September 30, 2020	34,977	$191	$1,750	7.9

The following is a summary of the Company’s share-based compensation expense during the respective three-month and nine-month reporting periods:

	Three months ended September 30,		Nine months ended September 30,
(in ‘000)	2021	2020	2021	2020
Total share-based compensation expense	$3,933	$315	$4,564	$846
As of September 30, 2021, there was no unrecognized compensation cost related to outstanding stock options.
NOTE 11 – WARRANTS ON COMMON STOCK
KORE Warrants
In connection with the sale of Series B preferred stock,
pre-combination
KORE issued warrants (“KORE Warrants”) for the purchase of common stock at an exercise price of $0.01 per warrant. As of September 30, 2021 and December 31, 2020, there were zero and 9,814 KORE Warrants issued and outstanding, respectively. Upon closing of the Business Combination, all KORE Warrants were exercised and converted into 1,365,312 shares of commo
n
 stock.
The Company evaluated the KORE Warrants for liability or equity classification in accordance with the provisions of ASC 480,
 Distinguishing Liabilities from Equity
, and ASC
815-40,
 Derivatives and Hedging
. Based on the provisions governing the warrants in the applicable agreement, the Company determined that the KORE Warrants met the criteria and were required to be classified as a liability subject to the guidance in ASC
815-10
and
815-40
and should effectively be treated as outstanding common shares in both basic and diluted EPS calculations.
Public and Private Placement Warrant
As part of CTAC’s initial public offering (“IPO”) in 2020, CTAC issued warrants to third party investors, and each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, CTAC completed the private sale of warrants (“Private Placement Warrants”), and each Private Placement Warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. Subsequent to the Business Combination, 8,638,966 Public Warrants and 272,778 Private Placement Warrants remained outstanding as of September 30, 2021.

Public Warrants may only be exercised for a whole number of common shares. The Public Warrants will become exercisable on the later of (a)
30
days after the completion of a Business Combination or (b)
12

months from the closing of the proposed public offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the common shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). Per the Warrant Agreement, the Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the common shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within

60
business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those common shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if the common shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section
18
(b)
(1)
of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section
3
(a)
(9)
of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the common shares issuable upon exercise of the warrants is not effective by the
60
th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section
3
(a)
(9)
of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
The Public Warrants will expire
five years
after the completion of the Business Combination or earlier upon redemption or liquidation.
The Private Placement Warrants and the common shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until
30
days after the completion of the initial Business Combination (except pursuant to limited exceptions to the Company’s officers and directors and other persons or entities affiliated with the initial purchasers of the Private Placement Warrants) and they will not be redeemable by the Company (except as described below under “Redemption of warrants for Class A ordinary shares when the price per common share equals or exceeds $
10.00
”) so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrant.
The Company evaluated the Public Warrants and Private Placement Warrants for liability or equity classification in accordance with the provisions of ASC 480,
 Distinguishing Liabilities from Equity
, and ASC
815-40,
 Derivatives and Hedging
. Based on the provisions governing the warrants in the applicable agreement, the Company determined that the Private Placement Warrants met the criteria and were required to be classified as a liability subject to the guidance in ASC
815-10
and
815-40
and should effectively be treated as outstanding common shares in both basic and diluted EPS calculations. As the surviving entity following the Business Combination has a single class of shares, the Public Warrants are classified as equity, with the fair value of the Public Warrants as of the date of the Business Combination closed to additional paid-in
capital.

Initial Measurement
The KORE Warrants were initially measured at fair value. The estimated fair value of the warrants prior to entering into an Agreement and Plan of Merger with CTAC on March 12, 2021, was determined to be a Level 3 fair value measurement. The fair value of each KORE Warrant was approximately the fair value per share of common stock.
The aforementioned warrant liabilities related to KORE Warrants are not subject to qualified hedge accounting.
The Public and Private Placement Warrants were initially measured at fair value. The fair value of the Public Warrants as of September 30, 2021, based on the closing price of KORE.WS, was closed to additional paid-in capital. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.
As of September 30, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $
0.3
million and $
8.6
million, respectively, based on the closing price of KORE.WS on that date of $
1.00
.
Subsequent Measure:
The KORE Warrants were converted to common stock through the Business Combination and are no longer outstanding. The Private Placement Warrants are measured at fair value on a recurring basis. The Private Placement Warrants are classified as Level 2, with subsequent measurement of fair value based on the closing price of KORE.WS on the relevant date. The Public Warrants are equity classified not requiring subsequent measurement.
The change in fair value of the warrant liability for the three months ended September 30, 2021 and September 30, 2020 was ($
2.9
) million and $
0.7
million, respectively. The change in fair value of the warrant liability for the nine months ended September 30, 2021 and September 30, 2020 was ($
5.3
) million and $
3.5
million, respectively.
NOTE 12 – NET LOSS PER SHARE
The Company follows the
two-class
method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class
method requires income available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The two-class
method also requires losses for the period to be allocated between common and participating securities based on their respective rights if the participating security contractually participates in losses. As holders of participating securities do not have a contractual obligation to fund losses, undistributed net losses are not allocated to Series A, Series
A-1,
Series B and Series C preferred shares for purposes of the loss per share calculation. Earnings per share calculations for all periods prior to the Business Combination have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the merger agreement.

Presented in the table below is a reconciliation of the numerator and d
e
nominator for the basic and diluted earnings per share (“EPS”) calculations for the periods ended:

	Three months ended September 30,		Nine months ended September 30,
(in ‘000)	2021	2020	2021	2020
Numerator:
Net loss attributable to the Company	$(4,508)	$(5,648)	$(12,474)	$(19,474)
Less dividends to preferred shareholder	(7,897)	(7,139)	(22,822)	(20,492)
Add premium on preferred conversion to common shares	4,074		4,074

Net loss attributable to common shareholders	$(8,331)	$(12,787)	$(31,222)	$(39,966)
Denominator:
Weighted average common shares, basic and diluted (in number)	30,732,921	30,281,520	30,433,641	30,285,684

Net loss per share attributable to common shareholder, basic and diluted	$(0.27)	$(0.42)	$(1.03)	$(1.32)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

(number of shares)	September 30, 2021	September 30, 2020
Series C Convertible Preferred Stock	—	2,566,186
Stock Options	—	432,500
NOTE 13 – RELATED PARTY TRANSACTIONS
Leasing and Professional Services Agreement
KORE TM Data Brasil Processamento de Dados Ltda., a wholly owned subsidiary of the Company, maintains a lease and a professional services agreement with a company controlled by a key member of the subsidiary’s management team
.
Aggregated related party transactions, which have been recorded at the exchange amount, representing the amount of consideration established and agreed by the related parties, was $0.2 million for the nine months ended September 30, 2021 and September 30, 2020. The amount was recorded under general and administrative expenses in the consolidated statements of operations.
Due to Related Parties
Upon the closing of the Business Combination on September 30, 2021, the
Company
repaid its outstanding loans of $1.6
million due to Interfusion B.V and T-Fone B.V., companies related though common ownership resulting from the acquisition of Aspider in 2018. The amounts outstanding at December 31, 2020 are recorded under due to related parties in the consolidated balance sheet. The amounts were as follows:

For the period ended (in ‘000)	September 30, 2021	December 31, 2020
Interfusion B.V.	$—	$985
T-Fone B.V.	$—	$630

Interest was accrued quarterly, at a fixed rate of 2.5%. The Company accrued interest of $0.03 million for both of the nine months ended September 30, 2021 and 2020.
As of September 30, 2021, the Company accrued $1.1 million of transaction costs relating to the Business Combination to be paid to related parties under due to related parties on the consolidated balance sheet.
NOTE 14 – SUBSEQUENT EVENTS
The Company has completed an evaluation of all subsequent events through November
15
, 2021 to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements. Except as described below, the Company has concluded that no subsequent event has occurred that requires disclosure.
On October 1, 2021, KORE Group Holdings, Inc. countersigned a commitment letter (the “Commitment Letter”) pursuant to which Fortress will make additional financing available to the Company subject to certain terms and conditions, for up to $25.0 million of
 additional notes under the Indenture
entered into in connection with the Backstop Notes dated as of July 27, 2021 by and among KORE Wireless Group, Inc. and an affiliate of Fortress. Upon entering into definitive documentation, the Sponsor has agreed to contribute 100,000 shares of common stock of the Company to LLC Merger Sub, which shares will be transferred by LLC Merger Sub to Fortress, as a commitment fee, pursuant to the terms and upon the conditions set forth in the Commitment Letter. The Company executed the Exchangeable Notes Purchase Agreement on October 28, 2021, issuing $24.9 million in additional exchangeable notes
.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
KORE’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of KORE Group Holdings, Inc. should be read together with our audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019 and unaudited interim condensed consolidated financial statements as of and for the three months and nine months ended September 30, 2021 and September 30, 2020, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors.” Unless the context otherwise requires, all references in this section to “the Company” “KORE,” “us,” “our” or “we” refer to Maple Holdings, Inc. prior to the Business Combination, and to KORE Group Holding, Inc. following the consummation of the Business Combination on September 30, 2021.
Overview
KORE Group Holdings, Inc. is the parent entity of KORE Wireless, its wholly owned and principal operating subsidiary. KORE Wireless’ corporate headquarters are located in Alpharetta, Georgia and incorporated in Delaware.
KORE is one of the largest global independent IoT companies enabling mission-critical CaaS, or “IoT Connectivity” for reporting purposes, IoT solutions and Analytics (or simply “IoT Solutions” for reporting purposes) to enterprise customers across five key industry verticals, comprising (i) Connected Health, (ii) Fleet Management, (iii) Asset Monitoring, (iv) Communications Services and (v) Industrial IoT (or “
IIoT
”).
Example customer use cases across our five key verticals are illustrated below:

•
Connected Health
: Remote patient monitoring and telemedicine enabled by connected medical devices, IoT device enabled clinical drug trials, mPERS connected emergency devices, connected medical equipment diagnostics, electronic visit verification.

•
Fleet Management
: Stolen vehicle recovery location tracking, connected cameras for tracking vehicle driving conditions and driver behaviour, connected route optimization, fuel consumption optimization, connected preventive maintenance, usage-based insurance, connected cars.

•
Asset Monitoring
: Home/business security sensor and camera solutions, offender tracking through ankle bracelets, tank monitoring, supply chain inventory and asset tracking, fuel pipeline flow monitoring.

•
Communication Services
: IoT and consumer service providers, carrier IoT business units, enterprise connectivity / failsafe, private networking — we may provide Connectivity Enablement as a Service for some of these customers.

•
Industrial IoT
: Smart utilities / meters, smart cities / buildings, smart factories, field service automation, manufacturers of smart or connected products Providing global connectivity to devices across the globe, over different networks and protocols is a highly complex undertaking.

KORE’s portfolio of IoT connectivity services capabilities, proprietary technology and IP stack, combined with its vast network of 44 carrier integrations globally enables the Company to be a market leader in working with enterprise customers. Apart from basic IoT connectivity services, we also provide connectivity enablement services to enable other service providers to provide IoT connectivity.
Successful deployment of IoT solutions is extremely complex; notably, some of the significant challenges in IoT deployment include:

•	Lack of readily available in-house IoT resources and expertise

•	Significant time required to get to market

•	High failure rate of IoT initiatives

•	A highly fragmented vendor landscape

•	Ecosystem that is quickly evolving and changing rapidly

•	Substantial and increasing regulatory/compliance issues

•	Interoperability and compatibility with assorted technologies
Starting with the hiring of the current management team in late 2017 and early 2018, KORE has been executing a multi-year strategic transformation program to transform from a ‘connectivity only’ player to a market leading, global enabler of IoT providing IoT Connectivity, IoT Solutions and Analytics. The elements of this transformation program are building the core technology platform of the future ‘KORE One’, building IoT Solutions products and a strategic repositioning of the company in the market including strategic M&A. This multi-year strategic transformation program is expected to be complete by end of 2022. As a result of this transformation program:

•	We believe KORE One is now an industry leading platform for IoT subscription and network management, and which provides us with a competitive edge in the market.

•
Amongst industry analysts, KORE has continued to establish and improve its position as the only pure play IoT enabler. Recognized in 2019 by Gartner as the only independent service provider to be named a “Leader” in the Magic Quadrant for Managed IoT Connectivity Services, KORE continued its upward momentum in 2020 as it improved upon its position to be ranked among the top global services providers within the same category.

•
KORE’s product portfolio has expanded significantly. A few years ago KORE was primarily IoT Connectivity Services focused while today its product portfolio includes IoT Solutions such as IoT Deployment Services and Security Software and Services. KORE’s IoT Connectivity Services have also become richer through the addition of the eSIMs and “Connectivity Enablement as a Service” to the IoT Connectivity Services product portfolio.

•
IoT Solutions has increased as a proportion of KORE’s total revenue each year since 2018. In the nine months ended September 31, 2021, IoT Solutions represented 32% of KORE’s total revenue while in the nine months ended September 30, 2019, IoT Solutions represented 26% of revenue.

KORE’s IoT and analytics solutions include IoT device management services, IoT location-based services software, and IoT device security services software for the
Machine-to-Machine
market.
Customers of KORE’s products include fleet owners and transportation companies, fleet management software providers, healthcare companies including healthcare device manufacturers, healthcare payors and healthcare contract research organizations, telecommunications service providers, manufacturers and industrial automation providers, application service providers and enterprises in various other industries, including consumer electronic devices, retail, home and office security and safety etc. KORE’s largest customers include Fortune 500 enterprises and innovative solution providers across multiple high growth vertical markets.
KORE’s products compete with a variety of solutions, including other Subscription-based IoT platforms and solutions. Our current competitors include:

•	For IoT Connectivity - telecom carriers such as T-Mobile and Vodafone; Mobile Virtual Network Operators such as Aeris and Wireless Logic; and

•
For IoT Solutions and Analytics
- device management services providers such as Velocitor and Futura, fleet management SaaS providers such as Fleetmatics and GPS Trakit, and analytics services providers such as Galooli and Intellisite. KORE has made several key acquisitions that have enhanced solutions to new and existing customers. Most recently, in November 2019, KORE completed the acquisition of Integron LLC, purchasing all of the outstanding share capital of lntegron LLC in exchange for cash and equity (the “Integron Acquisition”). The Integron Acquisition further enhances KORE’s strategic position as the global leader in enabling powerful healthcare IoT solutions for the largest global organizations.

Trends Affecting Our Business
All of the markets in which we operate are characterized by rapid technological change, frequent introductions of new products, services and solutions and evolving customer demands. We expect our market to be competitive especially with the focus on IoT with the development and deployment of 5G technologies. In addition, we are affected by changes in the many industries related to the products or services we offer, including the fleet management, connected biomedical devices and home security industries. As the technologies used in each of these industries evolves, we will face new integration and competition challenges.
Our ability to expand our business through new solutions and penetration into new sectors
The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how.
We rely primarily on trademark, copyright and other intellectual property laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. The growing number of IoT, eSIM and 5G use cases presents opportunity for us to deliver critical solutions in these rapidly growing industries. We expect that product offerings such as the highly scalable KORE One platform and the growth of eSIMs will position us for growth in the connectivity market.
Our growth strategy consists of the following:

•	Organic volume growth – leveraging the strong IoT industry growth expressed in terms of our customers’ revenue, device and data usage growth, while continuing to maintain high customer retention

•	Cross-sell and upsell – selling KORE’s growing portfolio of IoT solutions developed during the prior two years and going-forward, to our large base of connectivity services only customers

•
Deepening our presence in focus industry sector – developing more of a vertical orientation in our business and deepening industry domain knowledge that will in turn allow the development and deployment of pre-configured
industry solutions

•	Enhancing AIoT (Artificial Intelligence + IoT) and Edge Analytics capabilities

•	Strategic acquisitions that will allow KORE to expand our IoT solutions and advanced IoT connectivity capabilities while ensuring a highly disciplined use of capital for such acquisitions
We operate in a highly competitive market
The market for KORE’s products and solutions is rapidly evolving and highly competitive. It is likely to continue to be affected by new product introductions and industry participants. The unique expertise required to design its product offerings and customers’ reluctance to try unproven products has confined the number of competing firms to a relatively small number.
KORE competes in the IoT connectivity market on the basis of the following factors:

•	The number of carrier integrations (44)

•	KORE One platform (7 engines)

•	ConnectivityPro service and related APIs

•	eSIM technology stack/ proprietary IP

•	Hypercore technology
KORE competes in the IoT Solutions market on the basis of the following factors:

•	Deep industry vertical knowledge and experience ( e.g. , in Connected Health through FDA, HIPAA, ISO 9001/13485 compliance)

•	Breadth of solutions and analytics services

•	3,400+ connectivity-only customers for cross-sell opportunities
While the abovementioned factors provide KORE with certain competitive advantages, KORE’s market is highly competitive, and we expect it to continue to be so especially with the greater focus on the IoT market with the development and deployment of 5G technologies.
Impact of transitions of IoT connections from 2G/3G to LTE
In the United States, the major carriers have announced intentions to phase out their 2G and 3G networks by the end of 2022.
LTE rate plans are typically lower in price than legacy 2G and 3G rate plans. As a result, the phase out of 2G and 3G may result in lower revenue per unit and/or lower revenue to KORE. While KORE has strong relationships with many of the affected customers and expects to retain most of the connections which will not be retired on 4G or 5G technologies, some of these connections may be lost as a result of competitive bidding processes. The projected impact of this is incorporated in KORE’s projections.
Business Combination
On March 12, 2021, KORE entered into a definitive merger agreement with CTAC, a special purpose acquisition company affiliated with Cerberus Capital Management, L.P. On September 30, 2021, as contemplated by the Merger Agreement, (i) CTAC merged with and into LLC Merger Sub (the “Pubco Merger”), with LLC Merger Sub being the surviving entity of the Pubco Merger and Pubco as parent of the surviving entity, (ii) immediately prior to the First Merger (as defined below), Cerberus Telecom Acquisition Holdings, LLC (the “Sponsor”) contributed 100% of its equity interests in Corp Merger Sub to Pubco (the “Corp Merger Sub Contribution”), as a result of which Corp Merger Sub became a wholly owned subsidiary of Pubco, (iii) following the Corp Merger Sub Contribution, Corp Merger Sub merged with and into KORE (the “First Merger”), with KORE being the surviving corporation of the First Merger, and (iv) immediately following the First Merger and as part of the same overall transaction as the First Merger, KORE merged with and into LLC Merger Sub (the “Second Merger” and, together with the First Merger, being collectively referred to as the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions” and the closing (the “Closing”) of the Transactions, the “Business Combination”), with LLC Merger Sub being the surviving entity of the Second Merger and Pubco being the sole member of LLC Merger Sub. In connection with the Business Combination, Pubco changed its name to “KORE Group Holdings, Inc.”
The most significant change in the post-combination Company’s reported financial position and result was an increase in cash of $63.2 million. We paid $19.0 million in transaction costs relating to the Business Combination at the closing. As of September 30, 2021, the Company had accrued $3.0 million of transaction costs to be paid after the Closing, including $1.1 million of transaction costs due to related parties.
As a consequence of the Business Combination, the Company trades under the ticker symbol “KORE” on the NYSE. We anticipate that we will need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

COVID-19
In March 2020, the World Health Organization declared the outbreak of the
COVID-19
a global pandemic, which has resulted in significant disruption and uncertainty in the global economic markets, which in turn has impacted our business. Given the amount of uncertainty currently regarding the scope and duration of the
COVID-19
pandemic, we are unable to predict the precise impact the
COVID-19
pandemic will have on our business, financial condition and results of operations. However, we may be exposed to certain negative impacts from the pandemic; for example we had one major customer and multiple smaller customers experience financial distress, resulting in delays in payments and a reduction in revenue with those customers. However, the impact of the
COVID-19
pandemic to our business as a whole is uncertain, and bad debt expense decreased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
We believe
COVID-19’s
continued impact on our business, financial condition and results of operations will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic, including the timing of availability of a treatment or vaccine for
COVID-19;
the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and path of economic recovery; and the negative impact on our clients, counterparties, vendors and other business partners that may indirectly adversely affect us.
Operating Segments
We have determined that we operate in a single operating and reportable segment, consistent with how our chief operating decision maker allocates resources and assesses performance.
Components of Results of Operations
Revenue
We derive revenue from:
-Services: IoT Connectivity services and IoT Solutions services.
-Product sales: SIMs (IoT Connectivity) and IoT devices (IoT Solutions).
KORE views our business as being constituted of two services lines: IoT Connectivity and IoT Solutions.
The fees for IoT Connectivity generally consist of a monthly platform subscription fee and additional data usage fees that are part of a bundled solution which enable other Providers and Enterprise customers to complete their platform for solutions to provide IoT Connectivity. IoT Connectivity also includes charges for each subscriber identity modules (SIMs) sold to a customer.
In IoT Solutions, we derive revenue from IoT device management services, location-based software services and IoT security software services. Fees charged for device management services includes the cost of the underlying IoT device and the cost of deploying and managing such devices and is usually charged for on a fee per deployed IoT device basis which such fee depends on the scope of the underlying services and the IoT device being deployed. Location based software services and IoT security software services are charged on a per subscriber basis.
Costs and Expenses
Cost of Revenue
Cost of revenue consists primarily of costs associated with IoT connectivity and those associated with IoT Solutions. IoT Connectivity costs include carrier costs, network operations, technology licenses, and other costs such as shipping a SIM. IoT Solution costs include the cost of devices, shipping costs, warehouse lease and related facilities expenses, and personnel costs. Total cost of revenue excludes depreciation and amortization.

Operating expenses
We incur expenses associated with sales, marketing, customer support, and administrative activities related to the operation of our business, including significant charges for depreciation and amortization of our intangible assets and other acquired intellectual property and intangible assets we acquired or developed. We also incur engineering expenses developing and supporting the operation of our communications system and the early stage engineering work on new products and services that are not yet determined to be technologically feasible.
Key Metrics
KORE reviews a number of metrics to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The calculation of the key metrics and other measures discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.
Number of Connections
Total Connections constitutes the total of all KORE IoT Connectivity services connections, including both CaaS and CEaaS connections, but excluding certain connections where mobile carriers license KORE’s subscription management platform from KORE. Total Connections include the contribution of eSIMs and is the principal measure used by management to assess the performance of the business on a periodic basis.
DBNER
DBNER (Dollar Based Net Expansion Rate) tracks the combined effect of cross-sales of IoT Solutions to KORE’s existing customers, its customer retention and the growth of its existing business. KORE calculates DBNER by dividing the revenue for a given period (“given period”) from existing go-forward
customers by the revenue from the same customers for the same period measured one year prior (“base period”).
The revenue included in the current period excludes revenue from (i) customers that are non go-forward
customers, meaning customers that have either communicated to KORE before the last day of the current period their intention not to provide future business to KORE or customers that KORE has determined are transitioning away from KORE based on a sustained multi-year time period of declines in revenue and (ii) new customers that started generating revenue after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended September 30, 2021, we divide (i) revenue, for the trailing 12 months ended September 30, 2021, from go-forward
customers that started generating revenue on or before September 30, 2020 by (ii) revenue, for the trailing 12 months ended September 30, 2020, from the same cohort of customers. For the purposes of calculating DBNER, if KORE acquires a company during the given period or the base period, then the revenue of a customer before the acquisition but during either the given period or the base period is included in the calculation. Further, it is often difficult to ascertain which customers should be deemed not to be go-forward
customers for purposes of calculating DBNER. Customers are not required to give notice of their intention to transition off of the KORE platform, and as discussed above in “Information about KORE—Customer and Key Partners”, a customer’s exit from the KORE platform can take months or longer, and total connections of any particular customer can at any time increase or decrease for any number of reasons, including pricing, customer satisfaction or product fit – accordingly, a decrease in total connections may not indicate that a customer is intending to exit the KORE platform, particularly if that decrease is not sustained over a period of several quarters. DBNER would be lower if it were calculated using revenue from non go-forward
customers.
As of September 30, 2021 and 2020, DBNER excludes approximately 0.6 million and 1.0 million connections, respectively, from non go-forward
customers, in each case, the vast majority of which are connections from
Non-Core
Customers.
KORE defines
“Non-Core
Customers” to be customers that management has judged to be lost as a result of the integration of Raco, Wyless and other acquisitions completed during in the 2014-2017 period, but which continue to have some connections (and account for some revenue) each year with KORE.
Non-Core
Customers are a subset of non
go-forward
customers.

DBNER is used by management as a measure of growth at KORE’s existing customers (i.e., “same store” growth). It is not intended to capture the effect of either new customer wins or the declines from non go-forward
customers on KORE’s total revenue growth. This is because DBNER excludes new customers which started generating revenue after the base period, and also excludes any customers which are non go-forward
customers on the last day of the current period. Revenue increases from new customer wins, and a decline in revenue from non go-forward
customers are also important factors in assessing KORE’s revenue growth, but these factors are independent of DBNER.
Results of Operations for the Three and Nine Months ended September 30, 2021 and 2020
Revenue
The table below presents our revenue for the three and nine months ended September 30, 2021 and 2020, together with the percentage of total revenue represented by each revenue category:

	For three months ended September 30,				For nine months ended September 30,
(in ‘000)	2021		2020		2021		2020
Services	$48,428	71%	$43,436	79%	$139,866	76%	$127,113	81%
Products	19,450	29%	11,821	21%	44,053	24%	29,184	19%

Total revenue	$67,878	100%	$55,257	100%	$183,919	100%	$156,297	100%

Total revenue for the three months ended September 30, 2021 increased by $12.6 million, or 23%, to $67.9 million from $55.3 million for the three months ended September 30, 2020. Services revenue growth of $5.0 million was driven by the growth in IoT Connectivity services revenue of $2.3 million, and an increase in IoT Solutions service revenue of $2.7 million due to an increase in product deployments by KORE related to its IoT Solutions. IoT Connectivity services revenue growth of $2.3 million was driven by the organic growth of our existing IoT customers of $4.3 million, and new customers acquired of $0.5 million, offset partially by a decrease of $1.5 million in revenue from
Non-Core
Customers (customers lost from integration of old acquisitions in
2014-17)
and the migration of customers from 2G and 3G technologies to LTE (“Long Term Evolution”) cellular technologies involving a one-time
adjustment in price estimated at $1.0 million. Product revenue growth of $7.6 million was driven primarily by an increase in the number of devices deployed by KORE related to its IoT Solutions.
Total revenue for the nine months ended September 30, 2021 increased by $27.6 million, or 18%, to $183.9 million from $156.3 million for the nine months ended September 30, 2020. Service revenue growth of $12.7 million was driven by the growth in IoT Connectivity services revenue of $9.9 million, and an increase in IoT Solutions service revenue of $2.8 million due to an increase in product deployments by KORE related to its IoT Solutions. IoT Connectivity services revenue growth of $9.9 million was driven by the organic growth of our existing IoT customers of $16.3 million and new customers acquired of $0.8 million. These increases were offset partially by a decrease of $4.7 million in revenue from
Non-Core
Customers (customers lost from integration of old acquisitions in
2014-17)
and the Long Term Evolution cellular technologies involving a one-time
adjustment in price estimated at $2.5 million. Product revenue growth of $14.9 million was driven primarily by an increase in the number of devices deployed by KORE related to its IoT Solutions. Within product revenue, there was a $7.3 million increase driven by our largest customer and their additional one-time
volumes related to transitions from 2G and 3G technologies.

The table below presents how management views our revenue for the three and nine months ended September 30, 2021 and 2020 together with the percentage of total revenue represented by each revenue category:
(in ‘000)

	For three months ended September 30,				For nine months ended September 30,
	2021		2020		2021		2020
IoT Connectivity	$41,542	61%	$39,604	72%	$125,590	68%	$115,180	74%
IoT Solutions	26,336	39%	15,653	28%	58,329	32%	41,117	26%

Total revenue	$67,878	100%	$55,257	100%	$183,919	100%	$156,297	100%
Period End Connections Count	13.6 million		11.0 million		13.6 million		11.0 million
Average Connections Count for the Period	13.5 million		10.8 million		13.1 million		10.2 million
Total revenue for the three months ended September 30, 2021 increased by $12.6 million, or 23%, to $67.9 million from $55.3 million for the three months ended September 30, 2020. Overall IoT Connectivity growth of $1.9 million, which includes SIM revenue, was driven by the organic growth of our existing IoT customers of $3.9 million and new customers acquired of $0.5 million. These increases were offset partially by
Non-Core
Customers (customers lost from the integration of old acquisitions in
2014-17)
by $1.5 million and the Long Term Evolution cellular technologies involving a one-time
adjustment in price estimated at $1.0 million. KORE grew its total number of connections from 11.0 million on September 30, 2020 to 13.6 million on September 30, 2021, mostly at existing customers, which resulted in the growth of KORE IoT Connectivity revenue in the three months ended September 30, 2021 with respect to the three months ended September 30, 2020. IoT Solutions growth of $10.7 million was driven by the organic growth of our Connected Health IoT Solutions. Notably, new IoT Connectivity customer relationships usually start small and often expand significantly in the first three to four years of the relationship.
Total revenue for the nine months ended September 30, 2021 increased by $27.6 million, or 18%, to $183.9 million from $156.3 million for the nine months ended September 30, 2020. Overall IoT Connectivity growth of $10.4 million, which includes SIM revenue, was driven by the organic growth of our existing IoT customers of $16.8 million and new customers acquired of $0.8 million. These increases were offset partially by
Non-Core
Customers (customers lost from the integration of old acquisitions in
2014-17)
by $4.8 million and the Long Term Evolution cellular technologies involving a one-time
adjustment in price estimated at $2.5 million. IoT Solutions growth of $17.2 million was driven by the organic growth of our Connected Health IoT Solutions. Notably, new IoT Connectivity customers relationships usually start small and often expand significantly in the first three to four years of the relationship. KORE grew its total number of connections from 11.0 million on September 30, 2020 to 13.6 million on September 30, 2021, mostly at existing customers, which resulted in the growth of KORE IoT Connectivity revenue in the nine months ended September 30, 2021 with respect to the nine months ended September 30, 2020.
Within IoT Solutions, there was an increase in devices deployed and provided by KORE to its IoT Solutions customers, and a proportionate increase in IoT deployment services revenue associated with each device shipped. Directionally, we expect the growth in IoT Solutions to continue to be driven primarily by an increase in device deployments although actual deployment volumes may vary from quarter to quarter.
For the twelve months ended September 30, 2021, KORE’s DBNER was 114% compared to 103% in the twelve months ended September 30, 2020.

Costs of revenue, exclusive of depreciation and amortization

	For three months ended				For nine months ended
	September 30,		Change		September 30,		Change
(in ‘000)	2021	2020	Dollars	%	2021	2020	Dollars	%
Cost of services	$17,379	$15,675	1,704	11%	$51,417	$47,594	3,823	8%
Cost of products	17,585	9,853	7,732	78%	37,258	22,921	14,337	63%

Total cost of revenue	$34,964	$25,528	$9,436	37%	$88,675	$70,515	18,160	26%

Total cost of revenue for the three months ended September 30, 2021 increased $9.4 million, or 37%, to $35.0 million from $25.5 million for the three months ended September 30, 2020. The $1.7 million increase in the cost of services for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was driven by increased carrier costs associated with the growth in IoT Connectivity revenue. The $7.7 million increase in cost of products for the three months ended September 30, 2021, from the three months ended September 30, 2020, was primarily driven by the increase in the cost of devices associated with the growth in IoT Solutions. Notably, in the three months ended September 30, 2021, there was an increase in devices deployed by KORE to its Connected Health IoT Solutions customers.
Total cost of revenue for the nine months ended September 30, 2021 increased $18.2 million, or 26%, to $88.7 million from $70.5 million for the nine months ended September 30, 2020. The $3.8 million increase in the cost of services for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was driven by increased carrier costs associated with the growth in IoT Connectivity revenue offset by the $1.1 million settlement of a disputed amount owed to a Carrier from 2020. The $14.3 million increase in cost of products for the nine months ended September 30, 2021, from the nine months ended September 30, 2020, was primarily driven by the increase in the cost of devices associated with the growth in IoT Solutions. Notably, in the nine months ended September 30, 2021, there was an increase in devices deployed by KORE to its Connected Health IoT Solutions customers.
The table below presents how management views our costs of revenue for the three and nine months ended September 30, 2021 and 2020, exclusive of depreciation and amortization:

	For three months ended				For nine months ended
	September 30,		Change		September 30,		Change
(in ‘000)	2021	2020	Dollars	%	2021	2020	Dollars	%
Cost of IoT Connectivity	$16,111	$15,475	636	4%	$48,729	$45,975	2,754	6%
Cost of IoT Solutions	18,853	10,053	8,800	88%	39,946	24,540	15,406	63%

Total cost of revenue	$34,964	$25,528	9,436	37%	$88,675	$70,515	18,160	26%

Total cost of revenue for the three months ended September 30, 2021 increased $9.4 million, or 37%, to $35.0 million from $25.5 million for the three months ended September 30, 2020. The $0.6 million increase in cost of IoT Connectivity for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was driven by increased carrier costs associated with the growth in IoT Connectivity revenue. The $8.8 million increase in cost of IoT Solutions for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was primarily driven by the increased cost of devices and labor associated with the volume growth in IoT Solutions. Notably, in the three months ending September 30, 2021, there was an increase in devices provided and shipped by KORE to its IoT Solutions customers. This resulted in an increase in the cost of devices provided and shipped, and a proportionate increase in IoT deployment and device management services revenue associated with each device shipped which also resulted in an increase in the labor and other costs of providing such IoT deployment and device management services.

Total cost of revenue for the nine months ended September 30, 2021 increased $18.2 million, or 26%, to $88.7 million from $70.5 million for the nine months ended September 30, 2020. The $2.8 million increase in cost of IoT Connectivity for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was driven by increased carrier costs associated with the growth in IoT Connectivity revenue offset by a $1.1 million settlement of a disputed amount owed to a Carrier from 2020. The $15.4 million increase in cost of IoT Solutions for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily driven by the increased cost of devices and labor associated with the volume growth in IoT Solutions. Notably, in the nine months ending September 30, 2021, there was an increase in devices provided and shipped by KORE to its IoT Solutions customers. This resulted in an increase in the cost of devices provided and shipped, and a proportionate increase in IoT deployment and device management services revenue associated with each device shipped which also resulted in an increase in the labor and other costs of providing such IoT deployment and device management services.
Selling, general and administrative expenses

	For three months ended				For nine months ended
	September 30,		Change		September 30		Change
(in ‘000)	2021	2020	Dollars	%	2021	2020	Dollars	%
Selling, general and administrative expenses	$26,001	$17,792	8,209	46%	$66,525	$49,907	16,618	33%

Selling, general and administrative (SG&A) expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses. The increase in SG&A expenses for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was primarily due to an increased foreign currency loss of $0.4 million and an increase in salary and benefit related items of $6.0 million and costs associated with going public of $1.4 million. All other items, which includes marketing, travel, information technology and facilities related items increased $1.2 million. The increase in SG&A expenses for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily due to a decreased foreign currency gain of $1.1 million, an increase in salary and benefit related items of $9.7 million and costs associated with going public of $4.5 million. All other items, which includes marketing, travel, information technology and facilities related items increased $1.3 million.
Depreciation and amortization

	For three months ended				For nine months ended
	September 30,		Change		September 30,		Change
(in ‘000)	2021	2020	Dollars	%	2021	2020	Dollars	%
Depreciation and amortization	$12,440	$13,176	(736)	(6)%	$37,947	$38,884	(937)	(2)%
There were no significant changes in depreciation and amortization expense for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020.
Other income (expense)

	For three months ended				For nine months ended
	September 30,		Change		September 30,		Change
(in ‘000)	2021	2020	Dollars	%	2021	2020	Dollars	%
Interest expense including amortization of deferred financing costs, net	$(5,589)	$(5,276)	(313)	6%	$(16,155)	$(18,359)	2,204	(12)%
Change in fair value of warrant liability	2,898	(651)	3,549	(545)%	5,281	(3,482)	8,763	(252)%

Total other income (expense)	$(2,691)	$(5,927)	3,236	(55)%	$(10,874)	$(21,841)	10,967	(50)%

The decrease in other income (expense) for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was primarily due to a $3.5 million decrease in the expense related to the change in fair value of our warrant liability.
The decrease in other expense for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily due to a decrease in our interest expense which was a result of a reduction in London InterBank Offered Rates (“LIBOR rates”) compared to the prior period (KORE’s term loans are indexed to LIBOR) plus a $8.8 million decrease in the expense related to the change in fair value of our warrant liability.

Income taxes

	For three months ended				For nine months ended
	September 30,		Change		September 30,		Change
(in ‘000)	2021	2020	Dollars	%	2021	2020	Dollars	%
Income tax benefit	$(3,710)	$(1,518)	(2,192)	144%	$(7,628)	$(5,376)	(2,252)	42%
The change to the income tax benefit for the three months ended September 30, 2021 compared to the income tax benefit for the three months ended September 30, 2020 was primarily due to changes in the jurisdictional mix of earnings period over period.
The change to the income tax benefit for the nine months ended September 30, 2021 compared to the income tax benefit for the nine months ended September 30, 2020 was primarily due to changes in the jurisdictional mix of earnings period over period.
Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs, our obligations to make scheduled payments of interest on our indebtedness and our need to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with a combination of debt and equity.
At September 30, 2021, we had total equity of $284.0 million, net of an accumulated deficit of $(126.2) million. Our primary sources of liquidity consist of cash and cash equivalents totaling $72.7 million and a Revolving Credit Facility of $30.0 million of which the full $30.0 million was available for use for working capital and general business purposes. We believe this will be sufficient to provide working capital, make interest payments and make capital expenditures to support operations and facilitate growth and expansion for the next twelve months.
Our ability to pay dividends on our common stock is limited by restrictions under the terms of agreements governing our indebtedness. Subject to the full terms and conditions under the agreements governing our indebtedness, we may be permitted to make dividends and distributions under such agreements if there is no event of default and certain pro-forma
financial ratios (as defined by such agreements) are met.
In July 2017, the United Kingdom’s Financial Conduct Authority announced that it would no longer require banks to submit rates for the LIBOR after 2021. In November 2020, the ICE Benchmark Administration (“IBA”), LIBOR’s administrator, proposed extending the publication of USD LIBOR through June 2023. Subsequently, in March of 2021, IBA stated it will cease publication of certain LIBOR rates after December 31, 2021. USD LIBOR rates that do not cease on December 31, 2021 will continue to be published through June 30, 2023. The Company has reviewed its debt facilities and continues to evaluate commercial contracts that may utilize LIBOR as the reference rate. The Company will continue its assessment and monitor regulatory developments during the transition period.
Cash flows from operating activities
For the nine months ended September 30, 2021 and 2020, operating activities used $9.4 million and provided $18.7 million of cash, respectively. The decrease in cash used by operating activities was primarily impacted by increases in accounts receivable, prepaid expenses and other receivables, and inventories of $12.5 million, $5.1 million, and $6.5 million, respectively, as a result of Integron contributing an increase of $18.2 million in revenue during the nine months ended September 30, 2021 as compared to the same period in the prior year.

Cash flows from investing activities
Cash used in our investing activities in the nine months ended September 30, 2021 and 2020 was $9.8 million and $9.3 million, respectively, resulting primarily from capital expenditures during the period related to technology equipment, software licenses, and internally developed software.
Cash flows from financing activities
Cash provided in our financing activities in the nine months ended September 30, 2021 was $81.8 million, primarily from net proceeds from long-term debt of $82.6 million and net proceeds from the issuance of common stock of $223.0 million, offset by the settlement of preferred stock of $229.9 million, repayment of long-term debt of $2.4 million, repayment of related party note of $1.5 million, and payment of capital lease obligations of $0.8 million.
Cash used in our financing activities in the nine months ended September 30, 2020 was $6.1 million, primarily due to draw of our revolving credit facility of $21.7 million, offset by term loan principal payments of $2.4 million, revolving credit facility repayments of $25.0 million, $0.1 million capital lease repayment and repurchase of common stock of $0.2 million.
Future Liquidity and Capital Resource Requirements
We believe that our existing cash and cash equivalents along with expected cash flows from operating activities and additional funds available under our Revolving Credit Facility, will be sufficient over the next 12 months to provide working capital, cover interest payments on our debt facilities and fund growth initiatives, and capital expenditures.
As of September 30, 2021, the Company has a total of $16.2 million of supplier and carrier-related purchase and lease commitments and a total of $0.8 million of scheduled debt principal payments relating to the term loan with UBS for the remainder of the year ended December 31, 2021.
Additionally, the Company has a total of $17.1 million of supplier and carrier-related purchase & lease commitments for the years ended December 31, 2022 through 2025. We also have scheduled debt payments relating to the term loan with UBS of $3.2 million for each of the years ended December 31, 2022 through 2024, with all outstanding principal due on December 24, 2024.
From 2021 to 2025, KORE expects to fund supplier and carrier-related purchase & lease commitments - all of which are costs of operating the business - entirely from cash inflows from its customers. We currently expect that the excess cash flows after paying the abovementioned contractual commitments, as well as other costs of business, such as payroll, costs incurred on suppliers and carrier spend (which is not currently committed contractually in addition to the committed spend), interest and taxes - will be sufficient to meet outstanding debt principal payments from 2021 to 2023.
The outstanding principal on our term loan is dependent on the future growth of KORE’s business. The working capital needed to fund such growth net of the abovementioned excess of customer inflows with respect to the outflows from the abovementioned expenses of the business may or may not be sufficient to pay off the final balloon payment on the outstanding principle on December 24, 2024. In the event the outstanding principal is not fully paid off by December 24, 2024, when the balloon payment is due, KORE expects to refinance this debt. KORE may consider refinancing the debt well in advance of December 24, 2024 and may do so to take advantage of favorable credit markets, to reduce interest rates and to extend the maturity.

Notably, additional capital may be needed to fund future Mergers & Acquisitions.
Key activities during the nine months ended September 30, 2021 and 2020 are as follows:

•	The Company closed the Business Combination on September 30, 2021, resulting in a net increase in cash of $63.2 million and a recapitalization of the Company’s equity structure.

•	The Company used $9.4 million and provided $18.7 million of cash flows from operating activities for the nine months ended September 30, 2021 and 2020, respectively.

•
The Company’s investment activity used $9.8 million and $9.3 million for the nine months ended September 30, 2021 and 2020, respectively, resulting primarily from capital expenditures during the period related to technology equipment, software licenses, and internally developed software.

•	The Company drew $25.0 and $21.7 million on and repaid $25.0 and $25.0 million of its revolving line of credit during the nine months ended September 30, 2021 and 2020, respectively.
Non-GAAP
Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP
measures are useful in evaluating our operational performance. We use the following non-GAAP
financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP
financial information, when taken collectively, may be helpful to investors in assessing our operating performance.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as net income (loss) before other
non-operating
expense or income, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for unusual and other significant items that management views as distorting the operating results from period to period. Such adjustments may include stock-based compensation, integration and acquisition-related charges, tangible and intangible asset impairment charges, certain contingent liability reversals, transformation, and foreign currency transaction gains and losses. EBITDA and Adjusted EBITDA are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP
financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring
items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods shown:

(in ‘000)
	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(4,508)	(5,648)	$(12,474)	$(19,474)
Income tax expense (benefit)	(3,710)	(1,518)	(7,628)	(5,376)
Interest expense	5,589	5,276	16,155	18,359
Depreciation and amortization	12,440	13,176	37,947	38,884

EBITDA	9,811	11,286	34,000	32,393

Change in fair value of warrant liabilities (non-cash)	(2,898)	651	(5,281)	3,482
Transformation expense	2,424	1,608	6,174	5,448
Acquisition and integration-related restructuring costs	2,772	1,002	7,290	3,399
Stock-based compensation (non-cash)	3,933	315	4,564	846
Foreign currency loss (gain) (non-cash)	(240)	328	(163)	(1,356)
Other	94	179	390	289

Adjusted EBITDA	15,896	15,369	$46,974	$44,501

Transformational expenses are related to the implementation of our strategic transformation plan, which include the costs of a re-write
of our core technology platform, expenses incurred to design certain new IoT solutions and
“go-to-market”
capabilities.
Acquisition and integration-related restructuring costs for the three and nine months ended September 30, 2021 and 2020 relate to legal, accounting, advisory, and other professional services costs associated with the Integron Acquisition and Integron’s integration into KORE, certain synergies related to our acquisitions, certain one-time
severance costs associated with our transformation, and accounting and advisory fees related to the Business Combination. The Business Combination is the primary driver of the increase in acquisition and integration-related restructuring costs period over period.
Concentration of Credit Risk and
Off-Balance
Sheet Arrangements
Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held.
The Company has a total of $34.6 million of purchase and lease commitments payable that are not recorded as liabilities on the balance sheet as of September 30, 2021. Additionally, the Company has $0.4 million standby letter of credit and bank guarantees as of September 30, 2021. The Company has no other financial instruments or commitments with off-balance-sheet
risk of loss.

Critical Accounting Policies and Estimates
Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
While our significant accounting policies are described in the notes to our consolidated financial statements, we believe that the following accounting policies are most critical to understanding our financial condition and historical and future results of operations:
Revenue Recognition
We derive revenue primarily from IoT Connectivity and IoT Solutions. IoT Connectivity arrangements provide customers with secure and reliable wireless connectivity to mobile and fixed devices through various mobile network carriers. Revenue from IoT Connectivity consists of monthly recurring charges (“MRC’s”) and overage/usage charges, and contracts are generally short-term in nature (
i.e.
,
month-to-month
arrangements). Customers generally may cancel with 30 days’ notice without substantive cost or fees. Revenue for MRC’s and overage/usage charges are recognized over time as the Company satisfies the performance obligation (generally starting when an enrolled device is activated on the Company’s platform). MRC’s are billed monthly in advance (generally in the last week of a month); any amounts billed for which the service has not been provided as of the balance sheet dates are reported as a contract liability and components of deferred revenue. Overage/usage charges are billed in arrears on a monthly cycle. Overage/usage charges are evaluated on a monthly basis, and any overage/usage charges determined by management as unlikely to be collected due to a customer disputing the charge or due to a concession are reserved. Reserved items are written off when deemed uncollectible or recognized as revenue if collected. Certain IoT Connectivity customers also have the option to purchase products and/or equipment (
e.g.
, subscriber identification module or “SIM” cards, routers, phones, or tablets) from us on an as needed basis. Product sales to IoT Connectivity customers are recognized when control is transferred to the customer, which is typically upon shipment of the product.
IoT Solutions arrangements includes device solutions (including connectivity), deployment services, and/or technology-related professional services. We evaluate each IoT Solutions arrangement to determine the contract for accounting purposes. If a contract contains more than one performance obligation, we allocate consideration to each performance obligation based on the standalone selling prices of each performance obligation. Standalone selling prices are based on analyses performed by management based on readily observable prices or utilizing a cost-plus-margin approach if prices are not observable. Hardware, deployment services, and connectivity services generally have readily observable prices. The standalone selling price of our warehouse management services (which is associated with our bill-and-hold
inventory and determined to be immaterial as discussed below) was determined using a cost-plus-margin approach with the primary assumptions including Company profit objectives, internal cost structure, and current market trends. Device and other hardware sales in IoT Solutions arrangements are generally accounted for as separate contracts since the customer is not obligated to purchase additional services when committing to the purchase of any products. Such sales are typically recognized upon shipment to the customer. However, in certain contracts, the customer has requested us to hold the products ordered for later shipment to the customer’s remote location or to the customer’s end user as a part of a vendor managed inventory model. In these situations, we have concluded that transfer of control to the customer occurs prior to shipment. In these
“bill-and-hold”
arrangements, the right to invoice, transfer of legal title and transfer of the risk and rewards associated with the products occurs when we receive the hardware from a third party vendor and have deemed it to be functional. Additionally, the products are identified both physically and systematically as belonging to a specific customer, are usable by the customer, and are only shipped, used, or disposed as directed by the specific customer. Based on these factors, we recognize revenue on bill-and-hold
hardware when the hardware is received by us and deemed functional.

Deployment services consist of us preparing hardware owned by a customer for use by a customer’s end user. Deployment and connectivity may both be included within a single IoT Solutions contract and are considered separate performance obligations. While consideration for deployment services is generally fixed when ordered by the client, consideration for connectivity services is variable and solely related to the connectivity services. Therefore, the fixed consideration is allocated to the deployment services and is recognized as revenue when the services are provided (
i.e.
, when the related hardware is shipped to the customer). Connectivity within IoT Solutions contracts are recognized similar to the IoT Connectivity as described above, since such contracts are generally short term in nature and variability is resolved each month as the services are provided.
Professional services are generally provided over a contract term of one to two months. Revenue is recognized over time on an input method basis (typically, based on hours completed to date and an estimate of total hours to complete the project).
Accounting for business combinations
We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. We assign fair value of the consideration paid to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded to goodwill. Intangible assets are amortized over the expected life of the asset. We recognize acquisition-related expenses and restructuring costs separately from the business combination and expense as incurred. All changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized as a component of provision for income taxes. We make significant assumptions and estimates in determining the preliminary estimated purchase price and the preliminary allocation of the estimated purchase in the consolidated financial statements. These preliminary estimates and assumptions are subject to change as we finalize the valuations. The final valuations may change significantly from the preliminary estimates. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future cash flows from revenue of the intangible assets acquired, estimates of appropriate discount rates used to calculate the present value of expected future cash flows, estimated useful lives of the intangible assets acquired, customer attrition rates, future changes in technology and brand awareness, and other factors. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based, in part, on historical experience, information obtained from the management of the acquired companies and future expectations. For these and other reasons, actual results may vary significantly from estimated results. During the preliminary purchase price measurement period, which may be up to one year from the business combination date, we will record adjustments to the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date, with a corresponding offset to goodwill. After the preliminary purchase price measurement period, we will record adjustments to assets acquired or liabilities assumed subsequent to the purchase price measurement period in our operating results in the period in which the adjustments were determined.

Internal Use Software
Certain costs of platform and software applications developed for internal use are capitalized as intangible assets. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed (
i.e.
, application development stage) and (ii) it is probable that the software will be completed and used for its intended function. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Costs incurred for maintenance, minor upgrades and enhancements are recorded under selling, general and administrative expense in the consolidated statement of operations as incurred. Costs related to preliminary project activities and postimplementation operating activities are also recorded under selling, general and administrative expense in the consolidated statement of operations as incurred. The Company amortizes the capitalized costs on a straight-line basis over the useful life of the asset. The average useful life for capitalized internal use computer software is between
3-5
years. Capitalized internal use computer software, net of accumulated amortization, was $24.5 million, and $23.2 million as of September 30, 2021, and December 31, 2020, respectively, and was included in intangible assets.
Intangible Assets
Identifiable intangible assets acquired individually or as part of a group of other assets are initially recognized and measured at cost. The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is the sum of the individual assets acquired based on their acquisition date fair values. The cost incurred to enhance the service potential of an intangible asset is capitalized as a betterment.
Identifiable intangible assets comprise assets that have a definite life. Customer relationship intangibles are recognized on an accelerated basis and the other intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer relationships	10-13 years
Technology	5-9 years
Carrier contracts	10 years
Trademarks	9-10 years
Non-compete agreements	3 years
Internally developed and acquired computer software	3-5 years
As of September 30, 2021 and December 31, 2020, the Company determined that there were no indicators of impairment and did not recognize any impairment of its intangible assets.
Goodwill
Goodwill is not amortized but tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment, or one level below the operating segment. We operate in one operating segment, which is our only reporting unit.

We test for an indication of goodwill impairment on December 31st of each year or when indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. We perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value of the reporting units is less than its carrying amount. Qualitative factors that we consider include macroeconomics conditions such as geographical location and fluctuations in foreign exchange, industry and market conditions, financial performance, a significant adverse change in legal factors or in the business climate, unanticipated competition, entity-specific events and share price trends. If, based on the evaluation, we determine that the fair value of the reporting unit is less than the carrying value, then an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Under a quantitative test, we obtain a third-party valuation of the fair value of the reporting unit. Assumptions we use in the fair value calculation include revenue growth and profitability, terminal values, discount rates, and implied control premium. Impairments, if any, are recorded to the statement of operations in the period the impairment is recognized. As of September 30, 2021 and December 31, 2020, the Company determined there were no indicators of impairment and did not recognize any impairment of its goodwill.
Income taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.
We recognize the financial statement effect of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. A valuation allowance is recorded to reduce deferred income tax assets to an amount, which in the opinion of management is more likely than not to be realized.
Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. We consider factors such as the cumulative income or loss in recent years; reversal of deferred tax liabilities; projected future taxable income exclusive of temporary differences; the character of the income tax asset, including income tax positions; tax planning strategies and the period over which we expect the deferred tax assets to be recovered in the determination of the valuation allowance. In the event that actual results differ from these estimates or we adjust our estimates in the future, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.
Stock based compensation
Our share-based compensation plans consist of the 2014 Equity Incentive Plan (the “Plan”), under which the board is authorized to grant stock options to eligible employees, and directors of the Company. See “Note 10—
Share-Based Payment and Related Stock Option Plan
”, in our accompanying unaudited condensed consolidated financial statements for information on the Plan and related stock options.
We use the Black-Scholes valuation model to estimate the fair value of each option award on the date of grant, which uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. We expense the fair value of the option awards on a straight-line basis over the requisite service period and have elected to account for forfeitures as they occur.

Recent accounting pronouncements
As an emerging growth company (“EGC”), the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC.
See Note 2 to the accompanying unaudited condensed consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of business, including sensitivities as follows:
Interest Rate Risk
As of September 30, 2021, and December 31, 2020, we had cash and cash equivalents of $72.7 million, and $10.3 million, respectively, and restricted cash of $0.4 million, and $0.4 million. Cash and cash equivalents consist of highly liquid instruments with an original maturity of less than 90 days or the ability to redeem amounts on demand. Restricted cash consist primarily of cash deposits held with financial institutions for letters of credit and is not available for general corporate purposes. The cash and cash equivalents are held for working capital purposes. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. We estimate a 100 basis- point change in interest rates during any of the periods presented would not have had a material impact on our interest revenue on an annualized basis.
We are subject to risk from fluctuations in the interest rates related to our long-term debt. The interest rates are based upon the applicable LIBOR rate plus an applicable margin for such loans or the lender’s base rate plus an applicable margin for such loans. Based on September 30, 2021 estimated LIBOR rates, we estimate a 100 basis-point change in the LIBOR rate would have a $3.9 million impact on our interest expense on an annualized basis.
Exchange Rate Risk
Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. The functional currency of the Company’s foreign subsidiaries is generally the local currency. As a result, their reported financial results could be significantly affected by changes in foreign currency exchange rates upon translation to U.S. dollars. When the U.S. dollar strengthens against other currencies, the translated value of the foreign functional currency income and expense amounts results in lower net income (or lower net loss). When the U.S. dollar weakens, the translated value of the foreign functional currency income and expense amounts results in higher net income (or higher net loss). Our reported results are therefore adversely affected by a stronger U.S. dollar relative to major currencies worldwide when foreign operations are net profitable.
During the nine months ended September 30, 2021 and 2020, we recognized average net loss of $11.9 million per nine month period from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such reported net income would have increased or decreased, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $1.2 million.

Item 4.	Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weaknesses
in Internal Control over Financial Reporting
As disclosed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, we identified material weaknesses in our internal control over financial reporting. Specifically, we did not design and maintain formally documented controls and accounting policies and procedures. These include information technology general controls, the period-end financial reporting process, and segregation of duties over the review and approval of account reconciliations and manual journal entries. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected by our internal controls on a timely basis.
Remediation Plan
To address our material weaknesses, we are in the process of: evaluating, testing, and remediating (as necessary) KORE’s internal controls over financial reporting; developing a team of financial accounting and reporting professionals sufficient to meet the requirements of a public company; and consolidating finance, accounting, and reporting operations into a common set of comprehensive accounting and financial reporting procedures and controls; developed and are implementing a roadmap to migrate from multiple billing platforms to a single existing platform and have initiated other projects to streamline the financial processes for acquired entities while meeting the business needs of the Company.
While we believe that these efforts will improve our internal control over financial reporting and ITGC’s, the design and implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.
Changes in Internal Control Over Financial Reporting
As part of our remediation plan discussed above, we continued formalizing documentation of policies and procedures and evaluating the implementation of new and existing controls during the quarter ended September 30, 2021. Such remediation actions were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we may be involved in litigation relating to claims arising out of our operations in the ordinary course of business. There are no material legal proceedings, other than routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our or our subsidiaries’ property is subject as of the filing date of this Quarterly Report on Form
10-Q.

Item 1A.	Risk Factors.
As of the date of this Quarterly Report, there have been no material changes to those risk factors previously disclosed in our Quarterly Report on Form
10-Q
for the period ending June 30, 2021, except for the update of the risk factor set forth below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. The risk factors detailed in the section titled “Risk Factors” beginning on page 36 of the Proxy Statement are incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
KORE has identified material weaknesses in its internal control over financial reporting. If remediation of such material weaknesses is not effective, or if it fails to develop and maintain proper and effective internal control over financial reporting, KORE’s ability to produce timely and accurate financial statements, comply with applicable laws and regulations, or access the capital markets could be impaired.
As a public company, KORE is actively evaluating its internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act, or Section 404. The process of designing and implementing effective internal control over financial reporting is a continuous effort that requires KORE to anticipate and react to changes in its business and the economic and regulatory environments and to expend significant resources to maintain internal control over financial reporting that is adequate to satisfy its reporting obligations as a public company. The rules governing the standards that must be met for its management to assess its internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining its internal control over financial reporting may divert KORE management’s attention from other matters that are important to its business.
KORE initiated a review of internal controls over financial reporting to determine any challenges for management to report the effectiveness of KORE’s internal control over financial reporting in the upcoming annual report following the completion of the offering. The review identified material weaknesses in its internal control over financial reporting and over information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. KORE did not have a sufficient complement of personnel with an appropriate US GAAP accounting and tax knowledge and experience that contributed to the control deficiencies noted below:

•
We did not design and maintain formal accounting policies, procedures, and controls over significant accounts and disclosures, including segregation of duties, to ensure complete, accurate and timely financial accounting, reporting, and disclosures. In addition, we did not have the formal processes to identify, review and account for nonroutine transactions and/or events, nor to review journal entries, reconcile journal entries to underlying support, or evaluate if journal entries are in compliance with GAAP before the entries are manually posted . Lastly, we did not have a process to ensure all balance sheet accounts had reconciliations that properly supported the balances, including proper review and approvals.

•
We did not design and maintain effective control over IT general controls for information systems and company-wide End User Computing (“EUCs”) spreadsheets that are relevant to the preparation of its financial statements. Specifically, we did not design and maintain: (i) program change management control for financial systems relevant to our financial reporting to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate KORE personnel; (iii) computer operations controls to ensure critical data interfaces between systems are appropriately identified and monitored, data backups are authorized and monitored, and restorations are tested; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

The material weaknesses related to the financial reporting control environment and to the IT control environments have not resulted in material adjustments to accounts and disclosures. However, the deficiencies, when aggregated, could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.

To address its material weaknesses, KORE has taken the following steps thus far in 2021 to enhance its internal control over financial reporting and IT general controls and it plans to take additional steps to remediate the material weaknesses:

•
Hired new leadership in the accounting and finance team, including a Corporate Controller and Tax Senior Manager, with appropriate technical accounting knowledge and public company experience in finance and accounting;

•
Actively pursuing the hire of a qualified Controller of IoT Solutions, a technical accounting and SEC reporting professionals and additional accounting associates to execute key controls related to various financial reporting processes, in addition to utilizing third-party consultants to supplement KORE’s internal resources focused on technical accounting, application of new accounting standards, tax matters and valuations;

•
Engaged a global accounting advisory firm to assist with the documentation, evaluation, remediation and testing of KORE’s internal control over financial reporting and ITGC’s, and corrective action has already begun;

•
Consolidating finance, accounting, and reporting operations, with a common set of comprehensive accounting and financial reporting procedures and controls to improve the completeness and accuracy of financial accounting, reporting and disclosures; and

•
Developed a roadmap to migrate from multiple legacy billing platforms to a single billing platform by the end of 2022, and also have initiated other projects to improve and streamline the financial operations of our acquired entities.

While KORE is designing and implementing measures to remediate its existing material weaknesses, it cannot predict the success of such measures or the outcome of its assessment of these measures at this time. KORE can give no assurance that these measures will remediate any of the deficiencies in its internal control over financial reporting or that additional material weaknesses in its internal control over financial reporting will not be identified in the future. KORE’s current controls and any new controls that it develops may become inadequate because of changes in conditions in its business, personnel, IT systems and applications, or other factors. Any failure to design or maintain effective internal controls over financial reporting or any difficulties encountered in their implementation or improvement could increase compliance costs, negatively impact share trading prices, or otherwise harm KORE’s operating results or cause loss of investor confidence or delisting and cause the market price of our shares to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On October 28, 2021, KORE Wireless Group, Inc. (“Wireless”), a wholly owned subsidiary of KORE Group Holdings, Inc. entered into an exchange notes purchase agreement (the “Purchase Agreement”) by and among the Company, Wireless and certain affiliates of Fortress Credit Corp. (“Fortress”) pursuant to which Wireless agreed to sell and Fortress agreed to purchase approximately $25 million of Wireless’ 5.50% Exchangeable Senior Notes due 2028 (the “Notes”), issued pursuant to the indenture, dated September 30, 2021, by and among the Company, Wireless and Wilimington Trust, national Association, as trustee. The Notes are identical in all respects to the the Wireless’ previously issued and outstanding 5.50% Exchangeable Senior Notes due 2028.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
On November 15, 2021, the Company entered into a certain Amended and Restated Indenture, by and among the Company, Wireless and Wilmington Trust, National Association, as trustee, governing the Notes issued by Wireless and guaranteed by the Company (the “A&R Indenture”). The A&R Indenture was entered into to cure a defect in the make-whole table. The A&R Indenture is filed as exhibit 10.1 to this Form 10-Q.
Concurrently with the entry into the A&R Indenture, the Company and Wireless entered into amendments to the Backstop Agreement, dated September 30, 2021, by and among Wireless and certain affiliates of Fortress and the Purchase Agreement (together, the “Amendments”). The Amendments were entered into in order to amend the registration rights of Fortress with respect to the Notes and underlying common stock of the Company. The Amendments are filed as exhibits 10.2 and 10.3 to this Form 10-Q.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1*	Amended and Restated Indenture, dated November 15, 2021, by and among the Company, KORE Wireless Group, Inc. and Wilmington Trust, National Association.

10.2*	Amendment to Backstop Agreement, dated November 15, 2021, by and among the Company, KORE Wireless Group, Inc. and Drawbridge Special Opportunities Fund LP.

10.3*	Amendment to Backstop Agreement, dated November 15, 2021, by and among the Company, KORE Wireless Group, Inc. and the entities set forth on Schedule 1 thereto.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORE Group Holdings, Inc.

Date: November 16, 2021	By:	/s/ Romil Bahl
Romil Bahl President and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2021	By:	/s/ Puneet Pamnani
Puneet Pamnani Executive Vice President and Chief Financial Officer (Principal Financial Officer)