Form 10-Q
period 2022-03-31
KORE Group Holdings, Inc.
filed 2022-05-16
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number:
001-40856

KORE Group Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-3078783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Ravinia Drive NE, Suite 500 Atlanta, Georgia	30346
(Address of principal executive offices)	(Zip Code)
877-710-5673
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	KORE	The New York Stock Exchange
Warrants to purchase common stock	KORE WS	The New York Stock Exchange

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
of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2022, there were
76,239,989 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands USD, except share amounts)

	March 31 2022	December 31 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$31,914	$85,976
Accounts receivable, net of allowances for credits and doubtful accounts of $2,417 and $1,800, at March 31, 2022 and December 31, 2021, respectively	57,073	51,304
Inventories, net	12,069	15,470
Income taxes receivable	1,239	954
Prepaid expenses and other receivables	7,661	7,448

Total current assets	109,956	161,152
Non-current assets
Restricted cash	370	367
Property and equipment, net	12,167	12,240
Intangibles assets, net	222,759	203,474
Goodwill	426,700	381,962
Operating lease right-of-use assets	9,050	—
Other long-term assets	401	407

Total assets	$781,403	$759,602

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$19,901	$16,004
Accrued liabilities	11,424	21,502
Current portion of operating lease liabilities	2,027	—
Income taxes payable	959	467
Deferred revenue	7,020	6,889
Current portion of long-term debt and other borrowings, net	3,206	3,326

Total current liabilities	44,537	48,188
Non-current liabilities
Deferred tax liabilities	36,443	36,722
Warrant liability	259	286
Non-current portion of operating lease liabilities	7,430	—
Long-term debt and other borrowings, net	414,026	399,115
Other long-term liabilities	3,624	3,148

Total liabilities	$506,319	$487,459

Commitments and contingencies
Stockholders’ equity
Common stock, voting; par value $0.0001 per share; 315,000,000 shares authorized, 76,239,989 and 72,027,743 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	$8	$7
Additional paid-in capital	427,378	413,646
Accumulated other comprehensive loss	(3,515)	(3,331)
Accumulated deficit	(148,787)	(138,179)

Total stockholders’ equity	275,084	272,143

Total liabilities and stockholders’ equity	$781,403	$759,602

See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands USD, except share and per share amounts) (unaudited)

	For the three months ended March 31,
	2022	2021
Revenue
Services	$47,506	$45,062
Products	21,435	10,235

Total revenue	68,941	55,297
Cost of revenue
Cost of services	17,529	16,211
Cost of products	17,443	8,161

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	34,972	24,372

Operating expenses
Selling, general and administrative	27,628	17,521
Depreciation and amortization	13,196	13,114

Total operating expenses	40,824	30,635

Operating income (loss)	(6,855)	290
Interest expense, including amortization of deferred financing costs, net	6,624	5,059
Change in fair value of warrant liability	(27)	(2,424)

Loss before income taxes	(13,452)	(2,345)
Income tax expense (benefit)
Current	1,306	102
Deferred	(3,851)	(1,366)

Total income tax benefit	(2,545)	(1,264)

Net loss attributable to the Company	$(10,907)	$(1,081)

Loss per share:
Basic	$(0.15)	$(0.27)
Diluted	$(0.15)	$(0.27)
Weighted average number of shares outstanding:
Basic	74,040,261	31,647,131
Diluted	74,040,261	31,647,131
See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(In thousands USD) (unaudited)

	For the three months ended
	March 31,
	2022	2021
Net loss	$(10,907)	$(1,081)
Other comprehensive loss:
Foreign currency translation adjustment	(184)	(900)

Comprehensive loss	$(11,091)	$(1,981)

See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Temporary Equity and Stockholders’ Equity
(In thousands, USD, except share amounts) (unaudited)

	Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2021	72,027,743	$7	$413,646	$(3,331)	$(138,179)	$272,143
Opening balance sheet adjustment	—	—	(11,612)	—	299	(11,313)

Adjusted opening balance	72,027,743	7	402,034	(3,331)	(137,880)	260,830

Foreign currency translation adjustment	—	—	—	(184)	—	(184)
Stock-based compensation	—	—	2,050	—	—	2,050
Common stock issued pursuant to acquisition	4,212,246	1	23,294	—	—	23,295
Net loss	—	—	—	—	(10,907)	(10,907)

Balance at March 31, 2022	76,239,989	$8	$427,378	$(3,515)	$(148,787)	$275,084

	Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Total Temporary Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2020 (as previously reported)	43	$77,562	60	$78,621	57	$90,910	17	$16,802	$263,895
Conversion of stock	7,713	—	7,802	—	9,034	—	2,549	—	—

Balance at December 31, 2020, effect of reverse recapitalization	7,756	$77,562	7,862	$78,621	9,091	$90,910	2,566	$16,802	$263,895

Accrued dividends payable	249	2,486	267	2,666	224	2,241	—	—	7,393
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—

Balance at March 31, 2021	8,005	$80,048	8,129	$81,287	9,315	$93,151	2,566	$16,802	$271,288

	Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2020 (as previously reported)	218	$2	$135,617	$(1,677)	$(113,726)	$20,216
Conversion of stock	30,064	1	(1)	—	—	—

Balance at December 31, 2020, effect of reverse recapitalization	30,282	$3	$135,616	$(1,677)	$(113,726)	$20,216

Accrued dividends payable	—	—	(7,393)	—	—	(7,393)
Foreign currency translation adjustment	—	—	—	(900)	—	(900)
Stock-based compensation	—	—	315	—	—	315
Net loss	—	—	—	—	(1,081)	(1,081)

Balance at March 31, 2021	30,282	$3	$128,538	$(2,577)	$(114,807)	$11,157

See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands USD) (unaudited)

	For the three months ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(10,907)	$(1,081)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,196	13,114
Amortization of deferred financing costs	587	524
Non-cash reduction to the operating lease right-of-use assets	587	—
Deferred income taxes	(3,851)	(1,366)
Non-cash foreign currency loss	(3)	(70)
Share-based compensation	2,050	315
Provision for doubtful accounts	55	(18)
Change in fair value of warrant liability	(27)	(2,424)
Change in operating assets and liabilities, net of operating assets and liabilities acquired:
Accounts receivable	(2,580)	(1,855)
Inventories	4,714	(878)
Prepaid expenses and other receivables	806	(5,375)
Accounts payable and accrued liabilities	(8,428)	(13,311)
Deferred revenue	132	(81)
Income taxes payable	199	186
Operating lease liabilities	(510)	—

Net cash used in operating activities	$(3,980)	$(12,320)

Cash flows used in investing activities
Additions to intangible assets	(2,790)	(2,302)
Additions to property and equipment	(635)	(789)
Payments for acquisitions, net of cash acquired	(45,078)	—

Net cash used in investing activities	$(48,503)	$(3,091)

Cash flows from financing activities
Proceeds from revolving credit facility	—	20,000
Repayment of term loan	(788)	(797)
Repayment of other borrowings—notes payable	(118)	—
Equity financing fees	(126)	(445)
Payment of deferred financing costs	(452)	(79)
Payment of financing lease obligations	(66)	—
Payment of capital lease obligations	—	(388)

Net cash provided by/(used in) financing activities	$(1,550)	$18,291

Effect of Exchange Rate Change on Cash and Cash Equivalents	(26)	(67)
Change in Cash and Cash Equivalents and Restricted Cash	(54,059)	2,813
Cash and Cash Equivalents and Restricted Cash, beginning of period	86,343	10,693

Cash and Cash Equivalents and Restricted Cash, end of period	$32,284	$13,506

Supplemental cash flow information:
Interest paid	$7,717	$4,549
Taxes paid	317	—
Non-cash investing and financing activities:
Fair value of KORE common stock issued pursuant to acquisitions	$23,295	$—
ASU 2020-06 Adoption	15,163	—
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities upon the adoption of ASC 842	9,604
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	420	—
Equity financing fees accrued	—	1,590
See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(In thousands USD, except share amounts) (unaudited)
NOTE 1 - NATURE OF OPERATIONS
Business Combination
KORE Group Holdings, Inc. and Subsidiaries (“the Company”) operates subject to the terms and conditions of the Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) dated September 30, 2021. On March 12, 2021, Maple Holdings Inc. (“Maple” or
“pre-combination
KORE”) entered into a definitive merger agreement (the “Business Combination Agreement”) with Cerberus Telecom Acquisition Corp. (“CTAC”) (the Business Combination”).
On September 29, 2021, CTAC held a special meeting, at which CTAC’s shareholders voted to approve the proposals outlined in the proxy statement filed with the Securities Exchange Commission (the “SEC”) on August 13, 2021, including, among other things, the adoption of the Business Combination and approval of the other transactions contemplated by the merger agreement.
On September 30, 2021 (the “Closing Date”), as contemplated by the merger agreement, (i) CTAC merged with and into King LLC Merger Sub, LLC (“LLC Merger Sub”) (the “Pubco Merger”), with LLC Merger Sub being the surviving entity of the Pubco Merger and King Pubco, Inc. (“Pubco”) as parent of the surviving entity, (ii) immediately prior to the First Merger (as defined below), Cerberus Telecom Acquisition Holdings, LLC (the “Sponsor”) contributed 100% of its equity interests in King Corp Merger Sub, Inc. (“Corp Merger Sub”) to Pubco (the “Corp Merger Sub Contribution”), as a result of which Corp Merger Sub became a wholly owned subsidiary of Pubco, (iii) following the Corp Merger Sub Contribution, Corp Merger Sub merged with and into Maple (the “First Merger”), with Maple being the surviving corporation of the First Merger, and (iv) immediately following the First Merger and as part of the same overall transaction as the First Merger, Maple merged with and into LLC Merger Sub (the “Second Merger” and, together with the First Merger, being collectively referred to as the “Mergers” and, together with the other transactions contemplated by the merger agreement, the “Transactions” and the closing of the Transactions, the Business Combination), with LLC Merger Sub being the surviving entity of the Second Merger and Pubco being the sole member of LLC Merger Sub. In connection with the Business Combination, Pubco changed its name to “KORE Group Holdings, Inc.”. The combined Company was
listed on the NYSE under the new ticker symbol “KORE”.
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
The consolidated balance sheets, statements of operations and statements of temporary equity and stockholders’ equity and these notes to the consolidated financial statements reflect the reverse recapitalization as discussed above. Reported shares and earnings per share available to common stockholders, prior to the Business Combination, have been retroactively restated to reflect the exchange ratio established in the merger agreement. The number of shares of preferred stock was also retroactively restated based on the exchange ratio, approximately one pre-combination
KORE share to 139.15 of the Company’s shares).
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
The Company has operating subsidiaries located in Australia, Belgium, Brazil, Canada, Dominican Republic, Ireland, Malta, Mexico, the Netherlands, New Zealand, Singapore, Switzerland, the United Kingdom and the United States. The Company’s condensed consolidated financial statements (the “consolidated financial statements”) reflect its financial statements and those of its wholly owned subsidiaries.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulation of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
We use the same accounting policies in preparing quarterly and annual financial statements, unless noted otherwise below in “Changes to Significant Accounting Policies”. Certain accounting policies are repeated to ensure the condensed consolidated financial statements are not misleading. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form
10-K
filed with the SEC on March 30, 2022 (the “Annual Report”).

The condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statement reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, temporary equity and stockholders’ equity and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full year 2022 or any future period.
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
Use of Estimates
The preparation of condensed consolidated financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition such as determining the nature and timing of the satisfaction of performance obligations, revenue reserves, allowances for accounts receivable, inventory obsolescence, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, assessment of indicators of goodwill impairment, determination of useful lives of the Company’s intangible assets and equipment, the assessment of expected cash flows used in evaluating long-lived assets for impairment, the calculation of capitalized software costs, accounting for uncertainties in income tax positions, and the value of securities underlying stock-based compensation. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates.
COVID-19
Impact
During the period ended March 31, 2022, the novel coronavirus
(“COVID-19”)
has continued to spread across the globe and continued to result in significant economic disruption. The extent of the impact of
COVID-19
on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of any future outbreaks. As of the date of this filing, the Company has experienced certain negative impacts from the pandemic, such as the loss of multiple smaller customers that experienced financial distress, resulting in payment delays and a reduction in revenue from those customers. Overall, as of the date of this filing,
COVID-19
has not had a significant negative impact on the Company’s results of operations.
Revenue Recognition
The Company derives revenues primarily from IoT Connectivity and IoT Solutions.
IoT Connectivity arrangements provide customers with secure and reliable wireless connectivity to mobile and fixed devices through various mobile network carriers. Revenue from IoT Connectivity consists of monthly recurring charges (“MRC’s”) and overage/usage charges, and contracts are generally short-term in nature (i.e., month-to-month
arrangements). Revenue for
MRC’s and overage/usage charges are recognized over time
as the Company satisfies the performance obligation (generally starting when an enrolled device is activated on the Company’s platform). MRC’s are billed monthly in advance (generally in the last week of a month); any amounts billed for which the service has not been provided as of the balance sheet dates are reported as a contract liability and components of deferred revenue. Overage/usage charges are billed in arrears on a monthly cycle and are evaluated by management to determine whether they are likely to be collected due to a customer disputing the charge or due to a concession. If management deems an overage/usage charge to be non-collectible these overage/usage charges are not initially recognized as revenue and reserved for. These amounts are netted against accounts receivable and reversed when credited to the customer account generally no longer than one to two months after initial billing. Reserved items are written off when deemed uncollectible or recognized as revenue if collected. Certain IoT Connectivity customers also have the option to purchase products and/or equipment (e.g. subscriber identification module or “SIM” cards, routers, phones, or tablets) from the Company on an as needed basis. Product sales to IoT Connectivity customers are recognized when control is transferred to the customer, which is typically upon shipment of the product.

IoT Solutions arrangements includes device solutions (including connectivity), deployment services, and/or technology-related professional services. Management evaluates each IoT Solutions arrangement to determine the contract for accounting purposes. If a contract contains more than one performance obligation, consideration is allocated to each performance obligation based on standalone selling prices. Device and other hardware sales in IoT Solutions arrangements are generally accounted for as separate contracts since the customer is not obligated to purchase additional services when committing to the purchase of any products. Such sales are typically recognized upon shipment to the customer. However, in certain contracts, the customer has requested the Company to hold the products ordered for later shipment to the customer’s remote location or to the customer’s end user as a part of a vendor managed inventory model. In these situations, management has concluded that transfer of control to the customer occurs prior to shipment. In these
“bill-and-hold”
arrangements, the right to invoice, transfer of legal title and transfer of the risk and rewards associated with the products occurs when the Company receives the hardware from a third-party vendor and has deemed it to be functional. Additionally, the products are identified both physically and systematically as belonging to a specific customer, are usable by the customer, and are only shipped, used, or disposed as directed by the specific customer. Based on these factors, management recognizes revenue on bill-and-hold
hardware when the hardware is received by the Company and deemed functional. As part of the bill-and-hold
arrangements, the Company performs a service related to the storage of the hardware. The Company has determined that any storage fee related to bill-and-hold
inventory is immaterial to the condensed consolidated financial statements taken as a whole.
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
There are no material instances where variable consideration is constrained and not recorded at the initial time of sale. Product returns are recorded as a reduction to revenue based on anticipated sales returns that occur in the normal course of business and are immaterial for the three-month period ended March 31, 2022, and March 31, 2021, respectively. The Company primarily has assurance-type warranties that do not result in separate performance obligations.
The Company does not have material unfulfilled performance obligation balances for contracts with an original length greater than one year in any of the periods presented. Additionally, the Company does not have material costs related to obtaining a contract with amortization periods greater than one year for any of the periods presented.
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
Stock-Based Compensation
The Company has had several stock-based compensation plans, which are more fully described in “Note 10, Stock-Based Compensation”, to the consolidated financial statements. Stock-based compensation is generally recognized as an expense following straight-line attribution method over the requisite service period. The fair value of stock-based compensation is generally measured on the grant date based on the grant-date fair value of the awards.
Recently Adopted Accounting Pronouncements
The following Accounting Standard Updates (ASUs) were issued by Financial Accounting Standards Board (FASB) and have been recently adopted by KORE.
ASU
2016-02,
ASU
2018-10,
ASU
2018-11,
ASU
2020-03
and ASU
2020-05,
Leases (Topic 842)
In February 2016, the FASB issued ASU
2016-02,
Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, ASU
2018-10,
Codification Improvements to ASC
2016-02,
Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU
2016-02.
Furthermore, in July 2018, the FASB issued ASU
2018-11,
Leases: Targeted Improvements, which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Furthermore, on June 3, 2020, the FASB deferred by one year the effective date of the new leases standard for private companies, private not-for-profits
and public
not-for-profits
that have not yet issued (or made available for issuance) financial statements reflecting the new standard. Additionally, in March 2020, ASU
2020-03,
Codification Improvements to Financial Instruments, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU
2016-02.
Furthermore, in June 2020, ASU
2020-05,
Revenue from Contracts with Customers and Leases, was issued to defer effective dates of adoption of the new leasing standard beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. These new leasing standards (collectively “ASC 842” or “the new standard”) are effective for the Company beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted.
A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. We early adopted the new standard on January 1, 2022, which is the date as of our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods ending before January 1, 2022.
The cumulative
after-tax
effect of the changes made to our condensed consolidated balance sheet for the adoption of Topic 842 were as follows:

(in ‘000 USD)	At December 31, 2021	Adjustments due to Topic 842	At January 1 2022
Operating lease right-of-use assets	$—	$9,278	$9,278
Current operating lease liabilities	—	2,121	2,121
Non-current operating lease liabilities	—	7,483	7,483
Current portion of capital lease liabilities	191	(191)	—
Current portion of finance lease liabilities	—	191	191
Non-current portion of capital lease liabilities	264	(264)	—
Non-current portion of finance lease liabilities	—	264	264
Accrued liabilities	21,502	(326)	21,176
In addition to the increase to the operating lease liabilities and right-of-use
assets, Topic 842 also resulted in reclassifying the presentation of accrued liabilities and deferred rent to operating lease right-of-use
assets.
We elected the package of practical expedients permitted under the transition guidance within the new standard. Accordingly, we have adopted these practical expedients and did not reassess: (1) whether an expired or existing contract is a lease or contains an embedded lease; (2) lease classification of an expired or existing lease; (3) capitalization of initial direct costs for an expired or existing lease.

We lease real estate, computer hardware and vehicles for use in our operations under both operating and finance leases. We assess whether an arrangement is a lease or contains a lease at inception. For arrangements considered leases or that contain a lease that is accounted for separately, we determine the classification and initial measurement of the right-of-use
asset and lease liability at the lease commencement date, which is the date that the underlying asset becomes available for use.
For both operating and finance leases, we recognize a
right-of-use
asset, which represents our right to use the underlying asset for the lease term, and a lease liability, which represents the present value of our obligation to make payments arising over the lease term. The present value of our obligation to make payments is calculated using the incremental borrowing rate for operating and finance leases. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. Management uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate, which will be updated on an annual basis for the measurement of new lease liabilities.
In those circumstances where the Company is the lessee, we have elected to account for non-lease
components associated with our leases (e.g., common area maintenance costs) and lease components as a single lease component for all of our asset classes.
Operating lease cost for operating leases is recognized on a straight-line basis over the term of the lease and is included in selling, general and administrative expense in our condensed consolidated statements of operations, based on the use of the facility on which rent is being paid. Operating leases with a term of 12 months or less are not recorded on the balance sheet; we recognize a rent expense for these leases on a straight-line basis over the lease term.
We recognize the amortization of the
right-of-use
asset for our finance leases on a straight-line basis over the shorter of the term of the lease or the useful life of the right-of-use
asset in depreciation and amortization expense in our condensed consolidated statements of operations. The interest expense related to finance leases is recognized using the effective interest method based on the discount rate determined at lease commencement and is included within interest expense in our condensed consolidated statements of operations.
See Note 5 for additional information related to leases, including disclosure required under Topic 842.
2019-12,
Income Taxes: Simplifying the Accounting for Income Taxes.
In December 2019, the FASB issued Accounting Standards Update (“ASU”)
2019-12,
Income Taxes: Simplifying the Accounting for Income Taxes. ASU
2019-12
simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU
2019-12
is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021, and depending on the amendment, adoption was applied on a retrospective, modified retrospective, or prospective basis. The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
ASU
2018-15,
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement
In August 2018, the FASB issued ASU
2018-15,
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a hosting arrangement that is a service contract to apply the guidance on internal-use
software to determine which implementation costs to recognize as an asset and which costs to expense. Costs to develop or obtain internal-use
software that cannot be capitalized under Subtopic
350-40,
Internal-Use
Software, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. The amendments require a customer in a hosting arrangement that is a service contract to determine whether an implementation activity relates to the preliminary project stage, the application development stage, or the post-implementation stage. Costs for implementation activities in the application development stage will be capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages will be expensed immediately. The ASU is effective for the Company for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period, for all entities. The Company adopted this standard as of January 1, 2021. The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
ASU
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic
815-40)
In August 2020, the FASB issued ASU
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic
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

We early adopted ASU
2020-06
on January 1, 2022, using a modified retrospective transition approach. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods ending before January 1, 2022. Refer to “Note 7 –Short Term and Long-Term Debt”, to the condensed consolidated financial statements for further detail.
The cumulative
after-tax
effect of the changes made to our condensed consolidated balance sheet for the adoption of ASU
2020-06
were as follows:

(in ‘000 USD)	At December 31, 2021	Adjustments due to ASU 2020-06	At January 1 2022
Long-term debt and other borrowings, net	$399,115	$15,163	$414,278
Additional paid-in capital	413,646	(11,612)	402,034
Deferred tax	36,722	(3,847)	32,875
Retained earnings	(138,179)	299	(137,880)
ASU
2021-04,
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options
In May 2021, the FASB issued ASU
2021-04,
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another Topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU
2021-04
also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration.
2021-04
was effective for the Company beginning on January 1, 2022, and we will apply the amendments prospectively through December 31, 2022. There was no impact to our condensed consolidated financial statements for the current period as a result of adopting this standard update.
Recently Issued Accounting Pronouncements
ASU
2016-13,
Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires the use of a new current expected credit loss (“CECL”) model in estimating allowances for doubtful accounts with respect to accounts receivable and notes receivable. Receivables from revenue transactions, or trade receivables, are recognized when the corresponding revenue is recognized under ASC 606, Revenue from Contracts with Customers. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances when deducted from the balance of the receivables, which represent the estimated net amounts expected to be collected. Given the generally short-term nature of trade receivables, the Company does not expect to apply a discounted cash flow methodology. However, the Company will consider whether historical loss rates are consistent with expectations of forward-looking estimates for its trade receivables. In November 2018, the FASB issued ASU
2018-19,
Codification Improvements to Topic 326, Financial Instruments—Credit Losses to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of ASU
2016-13.
This ASU (collectively “ASC 326”) is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is still evaluating the impact of the adoption of this ASU.
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
ASU
2020-03,
Codification Improvements to Financial Instruments
In March 2020, the FASB issued ASU
2020-03,
Codification Improvements to Financial Instruments, which clarifies specific issues raised by stakeholders. Specifically, the ASU:

•	Clarifies that all entities are required to provide the fair value option disclosures in ASC 825, Financial Instruments.

•	Clarifies that the portfolio exception in ASC 820, Fair Value Measurement, applies to nonfinancial items accounted for as derivatives under ASC 815, Derivatives and Hedging.

•
Clarifies that for purposes of measuring expected credit losses on a net investment in a lease in accordance with ASC 326, Financial Instruments—Credit Losses, the lease term determined in accordance with ASC 842, Leases, should be used as the contractual term.

•	Clarifies that when an entity regains control of financial assets sold, it should recognize an allowance for credit losses in accordance with ASC 326.

•
Aligns the disclosure requirements for debt securities in ASC 320, Investments—Debt Securities, with the corresponding requirements for depository and lending institutions in ASC 942, Financial Services—Depository and Lending.

The amendments in the ASU have various effective dates and transition requirements, some depending on whether an entity has previously adopted ASU
2016-13
about measurement of expected credit losses. The Company will adopt the guidance in ASU
2020-03
as it adopts the related ASU effected by these codification improvements.
NOTE 3 - REVENUE RECOGNITION
Contract Balances
Deferred revenue as of March 31, 2022 and December 31, 2021, was $7.0 million and $6.9 million, respectively, and primarily relates to revenue that is recognized over time for connectivity monthly recurring charges, the changes in balance of which are related to the satisfaction or partial satisfaction of these contracts. The balance also contains a deferral for goods that are in-transit at period end for which control transfers to the customer upon delivery. The deferred revenue balance as of December 31, 2021 was recognized as revenue during the three months ended March 30, 2022.
Disaggregated Revenue Information
In order to understand the composition of the Company’s revenues, the Company has presented the disaggregated disclosures below which are useful to understand the composition of the Company’s revenue during the respective reporting periods shown below:

(in ‘000 USD)	For the three months ended March 31,
	2022	2021

Connectivity*	$43,016	$40,591
Hardware Sales	19,012	7,796
Hardware Sales—bill-and-hold	2,422	2,439
Deployment services, professional services, and other	4,491	4,471

Total	$68,941	$55,297

*	Includes connectivity-related revenues from Connectivity services and IoT Solutions services
Significant Customer
The Company has one customer representing 17.8% and 15.2% of the Company’s total revenue for the three months ending March 31, 2022 and March 31, 2021, respectively.
NOTE 4 - REVERSE RECAPITALIZATION
On September 30, 2021,
pre-combination
KORE and CTAC consummated the merger contemplated by the merger agreement (see Note 1 – Nature of Operations). Immediately following the Business Combination, there were 71,810,419 shares of common stock with a par value of $0.0001. Additionally, there were outstanding warrants to purchase 8,911,744 shares of common stock. Refer to “Note 11 – Warrants on Common Stock” to the condensed consolidated financial statements. The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP, see “Note 1 – Nature of Operations” to our condensed consolidated financial statements for further detail.
The most significant change in the post-combination Company’s reported financial position and results was an increase in cash, net of transactions costs paid at close, of $63.2 million including: $225.0 million in gross proceeds from the private placements (the “PIPE”), $20.0 million in proceeds from CTAC after redemptions, $95.1 million in proceeds from the Backstop Notes, and payments of $229.9 million to KORE’s preferred shareholders. Additionally, on the Closing Date, the Company repaid the Senior Secured Revolving Credit Facility with UBS of $25.0 million. The Company also repaid the outstanding related party loans due to Interfusion B.V and
T-Fone
B.V. of $1.6 million. Refer to “Note
7
 –Short Term and Long-Term Debt” and “Note 1
3
 – Related Party Transactions,” to the condensed consolidated financial statements.
The Company incurred $24.2 million in transaction costs relating to the Business Combination on the Closing Date, of which $24.1 million has been recorded against additional paid-in
capital in the consolidated balance sheet as of December 31, 2021.
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
NOTE 5 –
RIGHT-OF
USE ASSETS AND LEASE LIABILITIES
We lease real estate, computer hardware and vehicles for use in our operations under both operating and finance leases. Our leases have remaining lease terms ranging from 1 year to 10 years, some of which include options to extend the term for up to 10 years, and some of which include options to terminate the leases. For the majority of leases entered into during the current period, we have concluded it is not reasonably certain that we would exercise the options to extend the lease or terminate the lease early
. Therefore, as of the lease commencement date, our lease terms generally do not include these options. We include options to extend the lease when it is reasonably certain that we will exercise that option.
Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life or the remaining term of the lease. Our leasehold improvements have lives ranging from 4-15 years.
Operating lease cost for the three months ended March 31, 2022 and 2021 was
$0.8 million and $0.7 million, respectively.

(in 000’ USD)	Classification in Statement of operations	Three Months Ended March 31, 2022

Operating lease cost	Selling, general and administrative	$844
Finance lease cost
Amortization of leased assets	Depreciation and amortization	98
Interest on lease liabilities	Interest expense	5

Total net lease cost		$947

Supplemental disclosure for the balance sheet related to finance leases were as follows:

(in 000’ USD)	As of March 31, 2022
Assets
Finance lease right-of-use assets included in property and equipment, net	$386
Liabilities
Current portion of finance lease liabilities	$158
Non-current portion of finance lease liabilities	228

Total finance lease liabilities	$386

The weighted-average remaining lease term and the weighted-average discount rate of our leases were
as follows:

At March 31, 2022
Weighted average remaining lease term (in years)
Operating leases	6.4
Finance leases	2.5
Weighted average discount rate:
Operating leases	7.1%
Finance leases	5.2%
The future minimum lease payments under operating and finance leases as of March 31, 2022 for the next five years are as follows:

	Operating Leases	Finance Leases
(in ‘000 USD)	Amount	Amount
From April 1, 2022 to December 31, 2022	$1,969	$130
2023	2,189	141
2024	1,476	118
2025	1,313	25
2026	1,041	—
Thereafter	4,141	—

Total minimum lease payments	12,129	414
Interest expense	(2,672)	(28)

Total	$9,457	$386

NOTE 6 –ACQUISITIONS AND DIVESTITURES
BMP Business Combination
On February 16, 2022, the Company acquired 100% of the outstanding share capital of Business Mobility Partners, Inc. and Simon IoT
LLC
, collectively, the “Acquired Companies” or “BMP Acquisition” which are industry-leading mobility service providers, to expand the Company’s services and solutions within the healthcare and life sciences industries (the “BMP Business Combination Agreement”).

The transaction was funded by available cash and the issuance of the Company’s shares. Estimated transaction costs for legal, consulting, accounting, and other related costs to be incurred in connection with the acquisition of the Acquired Companies are expected to be $1.7 million.

For the three months ended March 31, 2022, $1.4 million of transaction costs incurred were included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
The following table summarizes the allocation of the consideration transferred for the Acquired Companies, including the identified assets acquired and liabilities assumed as of the acquisition date. The purchase price allocation is preliminary and is subject to revision as additional information about the fair value of the assets acquired and liabilities assumed, including certain working capital and income taxes, become available.

Cash, (net of closing cash of $1,995) and working capital adjustments	$45,078
Fair value of KORE common stock issued to sellers (4,212,246 shares)	23,295

Total consideration	$68,373
Assets acquired:
Accounts receivable	3,303
Inventories	1,323
Prepaid expenses and other receivables	976
Property and equipment	201
Intangible assets	28,664

Total Assets acquired	34,467

Liabilities assumed:
Deferred tax liabilities	7,391
Accounts payable and accrued liabilities	3,562

Liabilities assumed	10,953

Net identifiable assets acquired	23,514

Goodwill (excess of consideration transferred over net identifiable assets acquired)	$44,859

Goodwill represents the future economic benefits that we expect to achieve as a result of the acquisition of the Acquired Companies. A portion of the goodwill resulting from the acquisition is deductible for tax purposes.

The Company’s Goodwill changed for the three months ended March 31, 2022, due to goodwill generated from the acquisition of the Acquired Companies of $44,859
and
currency translation adjustment of $(121).
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
 The financial results of the Acquired Companies are included in the Company’s condensed consolidated statements of operations from the date of acquisition. For the three months ended March 31, 2022, the amounts of revenue and net income
included in the Company’s condensed consolidated statements of operations were $5,818 and 1,510, respectively.
Unaudited pro forma information
Had the acquisition of the Acquired Companies been completed on January 1, 2021, net revenue would have been
$
74.7
 and $
60.8
 million and the net loss would be approximately $
9.2
 and $
1.8
 million for the three months ended March
31
,
2022
and
2021
, respectively. This unaudited pro forma financial information presented is not necessarily indicative of what the operating results actually would have been if the acquisition had taken place on January
1
,
2021
, nor is it indicative of future operating results. The pro forma amounts include the historical operating results of the Company prior to the acquisition, with adjustments factually supportable and directly attributable to the acquisition, primarily related to transaction costs, and the amortization of intangible assets. The pro forma net loss for the three months ended March 31, 2021 includes a non-recurring pro forma adjustment relating to the acquisition-related costs of $1.7 million.
NOTE 7 - SHORT-TERM AND LONG-TERM DEBT
Senior Secured Term Loan —UBS
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
The term loan agreement limits cash dividends and other distributions from the Company’s subsidiaries to the Company and restricts the Company’s ability to pay cash dividends to its shareholders. The term loan agreement contains, among other things, financial covenants related to maximum total debt to adjusted EBITDA ratio and a minimum total leverage ratio. The Company was in compliance with these covenants as of March 31, 2022 and December 31, 2021. The credit agreement is substantially secured by all the Company’s assets.

The Company’s principal outstanding balances on the Senior Secured UBS Term Loan were $305.0 and $305.8 million as of March 31, 2022 and December 31, 2021, respectively.
Senior Secured Revolving Credit Facility —UBS
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
The obligations of the Company and the obligations of the guarantors under the Credit Facilities are secured by first priority pledges of and security interests in (i) substantially all of the existing and future equity interests of KORE Wireless Group Inc. and each of its subsidiaries organized in the U.S., as well as

65
%
of the existing and future equity interests of certain first-tier foreign subsidiaries held by the borrower or the guarantors under the Credit Facilities and (ii) substantially all of the KORE Wireless Group Inc.’s and each guarantor’s tangible and intangible assets, in each case subject to certain exceptions and thresholds.
As of March 31, 2022, and December 31, 2021, no outstanding amounts were drawn on the revolving credit facility.
Term Loan—BNP Paribas
The loan matured in January 2021 and bore interest at 2.15% per annum with fixed payments of $7,740, which were payable monthly. On January 2, 2021, the Company extinguished the term loan outstanding with BNP Paribas by making the final fixed monthly payment.
Bank Overdraft Facility—BNP Paribas Fortis N.V.
On October 8, 2018, a Belgium subsidiary of the Company entered into a €250,000 bank overdraft facility with BNP Paribas Fortis, (the “Bank Overdraft Facility”). Borrowings under the Bank Overdraft Facility have an indefinite term. Borrowings under the Bank Overdraft Facility bear interest at a floating rate which is a base rate plus an applicable margin of up to 2.0%. The base fee amounts to 9.40% as of March 31, 2022 and is variable. Any overages are charged against a percentage of 6% on a yearly basis. There is no commitment fee payable for the unused balance of the Bank Overdraft Facility.
As of March 31, 2022, and December 31, 2021, the Company had €0 drawn on the Bank Overdraft Facility.
Backstop Agreement
On September 30, 2021, KORE Wireless Group Inc
. issued

$
95.1

million in senior unsecured exchangeable notes due 2028 (the “Backstop Notes”) to affiliates of Fortress Credit Corp. (“Fortress”) pursuant to the terms of the backstop agreement (the “Backstop Agreement”), dated July 27, 2021, by an
d
among KORE Wireless Group Inc. and Fortress. The Backstop Notes were issued pursuant to an indenture (the “Indenture”), dated September 30, 2021, by and among the Company, KORE Wireless Group Inc. and Wilmington Trust, National Association, as trustee, as amended and restated on November 15, 2021. On October 28, 2022, KORE Wireless Group issued an additional $24.9 million in additional notes (the “Additional Notes” and together with the Backstop Notes, the “Notes”) to Fortress, pursuant to the terms of an exchangeable notes purchase agreement (the “Exchangeable Notes Purchase Agreement”), dated October 28, 2021, by and among KORE Wireless Group Inc
.
,
 the Company and Fortress. The Additional Notes were issued pursuant to the Indenture and contain identical terms to the Backstop Notes. The Notes were issued at par, have a maturity of seven years
, bearing interest at the rate of
5.50
%
per annum which is paid semi-annually, March 30 and September 30 of each year, beginning on March 30, 2022. The Notes are guaranteed by the Company and are exchangeable into common stock of the Company at
$
12.50
per share (the “Base Exchange Rate”) at any time at the option of Fortress. At the Base Exchange Rate, the Notes are exchangeable into approximately

9.6
 million shares of common stock. As of March 31, 2022, the value of the approximately

9.6

million shares underlying the Notes is less than the fair value of the Notes. The Base Exchange Rate may be adjusted for certain dilutive events or change in control events as defined by the Indenture (the “Adjusted Exchange Rate”). Additionally, if after the
2-year

anniversary of September 30, 2021, the Company’s shares are trading at a defined premium to the Base Exchange Rate or applicable Adjusted Exchange Rate, the Company may redeem the Notes for cash, force an exchange into shares of its common stock at an amount per share based on a time-value make whole table, or settle with a combination of cash and an exchange (the “Company Option”). As consideration for Fortress entering into that certain commitment letter (the “Commitment Letter”), dated as of September 21, 2021, the Sponsor contributed

100,000

shares of common stock of the Company to LLC Merger Sub, which were transferred by LLC Merger Sub to Fortress, as a commitment fee, pursuant to the terms and upon the conditions set forth in the Commitment Letter. Prior to the implementation of ASU
2020-06,
since the Company could use the Company Option to potentially settle all or part of the Notes for the cash equivalent of the fair value of the common stock for which the Notes may be exchanged, a portion of the proceeds of the Notes were required to be allocated to equity, based on the estimated fair value of the
Notes had they not contained the exchange features. ASU
2020-06,
simplifies and amends the cash conversion guidance so that
the
Company is no longer required to allocate to equity the estimated fair value of the Notes had they not contained the exchange features. Refer to “Note
2-
Summary of Significant Accounting policies – Recently Adopted Accounting Pronouncements” to the condensed consolidated financial statements for a summary of the effects of the adoption of ASU
2020-06.
The unamortized discount and issuance costs will be amortized through September 30, 2028. The effective interest rate after the adoption of ASU
2020-06
 for the Backstop Notes and the Additional Backstop Notes is 5.9% and 6.1% respectively.
The Backstop Agreement and the Exchangeable Notes Purchase Agreement each contain a customary six-month lock
up following the Closing, which prohibits Fortress from hedging the Notes by short selling the Company’s common stock or hedging the Notes via the Company’s warrants or options.

The Indenture contains, among other things, financial covenants related to maximum total debt to adjusted EBITDA ratio. The Company was in compliance with these covenants as of March 31, 2022 and December 31, 2021.
The table below outlines the principal balances and net carrying amounts outstanding of the Notes:

	Post ASU 2020-06 As of March 31,	Pre ASU 2020-06 As of December 31,
(in ‘000 USD)	2022	2021
Principal balances outstanding	$120,000	$120,000
Net of unamortized debt issuance costs	2,744	2,458
Net of unamortized equity component costs	—	15,517

Net carrying amount(1)	$117,256	$102,025

(1) Due to the adoption of ASU
2020-06
the net carrying amount of the Notes changed. Refer to “Note
2-Summary
of Significant Accounting policies – Recently Adopted Accounting Pronouncements” to the condensed consolidated financial statements for a summary of the effects of the adoption of ASU
2020-06.
NOTE 8 - INCOME TAXES
The Company determines its estimated annual effective tax rate at the end of each interim period based on estimated pre-tax
income (loss) and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date
pre-tax
income (loss) at the end of each interim period with certain adjustments. The tax effects of significant unusual or extraordinary items are reflected as discrete adjustments in the periods in which they occur. The Company’s estimated annual effective tax rate can change based on the mix of jurisdictional pre-tax
income (loss) and other factors. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, then the actual effective tax rate for the year-to-date
period may be the best estimate. For the three months ended March 31, 2022, and 2021, the Company determined that its annual effective tax rate approach would provide for a reliable estimate and therefore used this method to calculate its tax provision.
The Company’s effective income tax rate was 19.1% and 53.9% for the three months ended March 31, 2022, and 2021, respectively. The income tax benefit was $2.5 and $1.3 million for the three months ended March 31, 2022, and 2021, respectively.
The effective income tax rate for the three months ended March 31, 2022, and 2021 differed from the federal statutory rate primarily due to the geographical mix of earnings and related foreign tax rate differential, permanent differences, research and development tax credits, and the valuation allowance maintained against certain deferred tax assets.
NOTE 9 - TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
The Company operates subject to the terms and conditions of the Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) dated March 31, 2022. Prior to the Business Combination pre-combination
KORE had a different capital structure comprised of several classes of preferred stock and warrants. As a result of the Business Combination these were settled, however the Company believes a continued discussion is beneficial to readers of the Company’s condensed consolidated financial statements for the period ended March 31, 2022.

Capital Stock
As of March 31, 2022, the Company authorized up to 350,000,000 shares of capital stock, consisting of 315,000,000 shares of common stock and 35,000,000 shares of preferred stock. As of March 31, 2022, 76,239,989 shares of common stock and no shares of preferred stock were issued and outstanding.
Pre-Combination Kore Series A Preferred Stock
Prior to the Business Combination, the board of pre-combination KORE authorized up to

7,765,229
Series A preferred shares. The shares were issued at a discount of

2
%.
Series A preferred shareholders were entitled to receive a cumulative preferred dividend at the rate of thirteen percent

(13
%)
per year on the sum of the par value plus unpaid preferred dividends through the date of such distribution on a pari passu basis with Series
A-1
and Series B shareholders and in preference to all other shareholders. The Company had the option to redeem the Series A preferred shares for par value plus unpaid preferred dividends. Series A preferred shareholders had an option to put the shares back to the Company for par value plus unpaid preferred dividends on or after April 11, 2027. The Company determined that the put option is a redemption event not solely within the control of the Company. Therefore, the Series A preferred stock were classified outside of permanent equity (i.e., temporary equity) and presented at its redemption value. Upon closing of the Business Combination, all Series A preferred shares were settled with a redemption value of

$
85.2
 million in cash.
Pre-Combination Kore Series A-1 Preferred Stock
Prior to the Business Combination, the board of pre-combination KORE authorized up to
 10,480,538
Series
A-1

preferred shares. The shares were issued at a discount
of
2%.
Series
A-1

preferred shareholders were entitled to receive a cumulative preferred dividend at the rate of thirteen-point seven five percent

(13.75%) per year on the sum

of the par value plus unpaid preferred dividends through the date of such distribution on a pari passu basis with Series A and Series B shareholders and in preference to all other shareholders. The Company had the option to redeem the Series A-1 Preferred shares for par value plus unpaid preferred dividends subject to a current redemption premium of one percent. Series A-1 preferred shareholders had an option to put the shares back to the Company for par value plus unpaid preferred dividends on or after April 11, 2027. The Company determined that the put option is a redemption event not solely within the control of the Company. Therefore, the Series A-1 Preferred Stock was classified outside of permanent equity (i.e., temporary equity) and presented at its redemption value. Upon closing of the Business Combination, all Series A-1 preferred shares were settled with a redemption value o
f $86.9 million. Certain Series
A-1
preferred shareholders elected to received shares of common stock of the Company in lieu of cash.
Pre-Combination Kore Series B Preferred Stock
Prior to the Business Combination, the board of pre-combination KORE authorized up to
9,090,975
Series B preferred shares. Series B preferred shareholders were entitled to receive a cumulative preferred dividend at the rate of ten percen
t (10%)
per year on the sum of the unreturned par value plus unpaid preferred dividends through the date of such distribution on a pari passu basis with Series A and Series A-1 shareholders and in preference to all other shareholders. On or after October 11, 2018, the Company had the option to redeem the Series B Preferred shares for par value plus unpaid preferred dividends. Because the controlling shareholder was the majority holder of Series B preferred shares, the Company redemption option functioned as a holder put option. Accordingly, the Company determined that the option could result in a redemption that is not solely within the control of the Company. Therefore, the Series B Preferred stock was classified outside of permanent equity (i.e., temporary equity) and presented at its redemption value each period. Upon closing of the Business Combination, all Series B preferred shares were settled with a redemption value of

$97.8 million. Certain Series B preferred shareholders elected to received shares of common stock of the Company in lieu of cash.
As a result of the Business Combination on September 30, 2021, all classes of the pre-combination KORE’s preferred shares were settled for cash or converted into common stock. As a result, no accumulated or distributed earnings were accrued or paid after September 30, 2021.
A summary of the accumulated but unpaid preferred dividends for the Series A, Series
A-1
and Series B preferred shares as of March 31, 2021, is as follows:

(in ‘000 USD)	Series A	Series A-1	Series B
Accumulated and unpaid, December 31, 2020	$34,812	$18,608	$33,910
Accumulated	2,486	2,666	2,241
Distributed	—	—	—

Accumulated and unpaid, March 31, 2021	$37,298	$21,274	$36,151

The redemption value of Series A, Series
A-1
and Series B preferred stock is equal to the par value of $1,000 per share plus the above accumulated unpaid dividends and any applicable redemption premium.
Pre-Combination Kore Series C Convertible Preferred Stock
Prior to the Business Combination, the board of pre-combination KORE authorized up to
 6,872,894
Series C convertible preferred shares. Subordinate to the payment of dividends to Series A, Series A-1 and Series B preferred shareholders, the Series C shareholders were entitled to receive dividends equal to
 1.5X
initial investment in conjunction with common stock, then subject to a catch-up, followed by pro rata sharing thereafter. Series C convertible preferred shareholders have a de facto option to put the shares back to the Company for liquidation value. The Company determined that the option could result in a deemed liquidation that is not solely within the control of the Company. Therefore, the Series C convertible preferred stock was classified outside of permanent equity (i.e., temporary equity).
Series C convertible preferred shares were convertible at any time, at the option of the holder, into common stock at a rate of 1 to 1 initially, subject to adjustments for dilution.
Upon closing of the Business Combination, 16,802 shares of Series C Convertible Preferred Stock
(pre-combination)
converted into 2,520,368 shares of common stock of the Company.
NOTE 1
0
 – STOCK-BASED COMPENSATION
Share-Based Compensation Plans
We have granted stock options and restricted stock units (“RSUs”) to certain of our employees and directors pursuant to our stock incentive plans. Stock options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. An RSU is a contractual right to receive one share of our common stock in the future, and the fair value of the RSU is based on our share price on the grant date.
The Company’s
time-based
RSUs generally vest
one-quarter
on each of the second and third anniversaries of the Business Combination date and the remaining one-half
on the fourth anniversary of the Business Combination date; however, certain special retention awards may have different vesting terms. In addition, grants of RSUs to our non-employee
directors and certain executive officers contain provisions as part of the respective employment agreements that accelerate the vesting of RSU grants in the event of a termination by the Company or a departure by a director or executive officers.

We also grant
performance-based
RSUs that vest subject to the achievement of specified performance goals within a specified time-frame. The performance-based
RSUs contain provisions that increase or decrease the number of RSUs that ultimately vest, depending upon the level of performance achieved.
We have also granted RSUs that vest based upon the price of our common stock, which is a market condition. The fair value of awards that contain a market-based
condition is estimated using a lattice model to analyze the fair value of the subject shares. The lattice model utilizes multiple stock paths, which are analyzed to determine the fair value of the subject shares.
Stock Options
Pre-Combination Kore 2014 Equity Incentive Plan
During 2020, pre-combination KORE granted awards to certain employees and pre-combination KORE board members. Under pre-combination KORE’s 2014 Equity Incentive Plan (the “2014 Plan”), the board of pre-combination KORE was authorized to grant stock options to eligible employees and directors of pre-combination KORE. The fair value of the options was expensed on a straight-line basis over the requisite service period, which is generally the vesting period. The Plan was terminated on September 30, 2021 in conjunction with the Business Combination.
The following is a summary of the pre-combination KORE’s stock options as of March 31, 2021, and the stock option activity from December 31, 2020 through March 31, 2021:

	Number of Options	Weighted Average Grant Date Fair Value per Option (Amount)	Weighted Average Exercise Price (Amount)	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2020	432,500	$15.45	$141.53	7.7
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Balance, March 31, 2021	432,500	$15.45	$141.53	7.7

The following is a summary of the Company’s share-based compensation expense related to stock options during the reporting periods shown below
:

	For the three months ended
	March 31,
(in ‘000 USD)	2022	2021

Total Stock Compensation Expense	$—	$315
Unrecognized Compensation Cost	—	3,100
Weighted-average remaining recognition period (in years)	—	2.4
Restricted Stock Units
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
S-8
Registration Statement of the common stock, which occurred on January 4, 2022.
The following table summarizes RSU activity during the reporting periods shown below:

(in 000’ USD, except shares)	Number of Awards outstanding	Weighted- Average grant date fair value (per share)		Aggregate Intrinsic Value (in Thousands)
Unvested RSUs at December 31, 2021	—		$—	—
Granted	4,763		6.84	32,587
Vested	—		—	—
Forfeited and canceled	(35)		6.97	(245)

Unvested RSUs at March 31, 2022	4,728	$		$32,342

During the three months ended March 31, 2022 the Company granted
 3.4 million RSUs that vest based on the passage of time.
The actual number of performance-based RSUs that could vest will range from 0% to 150% of the 1.2 million unvested RSUs granted, depending upon our level of achievement with respect to the performance goals.
For certain executive officers the Company granted RSU grants, which vest based on the Company’s stock price, a market-based condition. These grants will vest in quantities ranging from approximately 26.6 – 89.9 thousand (up to 171.8 thousand in aggregate) upon the Company’s common stock attaining a closing price equal to or greater than $13, $15, or $18 per share over any 20 trading days within any 30 consecutive trading day period. The fair value of these RSUs is estimated through the use of a lattice model. Significant inputs used in our valuation of these RSUs included the following:

Three months ended	March 31,
(in ‘000 USD)	2022
Expected volatility	57.1%-75.2%
Risk-free interest rate	1.37%-2.09%
The following is a summary of the Company’s share-based compensation expense related to RSUs during the reporting periods shown below
:

	For the three months ended
	March 31,
(in ‘000 USD)	2022	2021

Total Stock Compensation Expense	$2,050	$—
Unrecognized Compensation Cost	30,292	—
Weighted-average remaining recognition period (in years)	3.53	—
NOTE 1
1
 – WARRANTS ON COMMON STOCK
Prior to the
B
usiness
C
ombination
pre-combination
Kore had a different capital structure comprised of several classes of preferred stock and warrants. As a result of the Business Combination, the preferred stock and warrants were settled as discussed below; however, the Company believes a continued discussion is beneficial to readers of the Company’s condensed consolidated financial statements for the period ended March 31, 2022.
Pre-Combination KORE Warrants
Prior to the
B
usiness
C
ombination, in connection with the sale of Series B preferred stock, pre-combination KORE issued warrants (“KORE Warrants”) for the purchase of common stock at an exercise price of
 $0.01 per warrant. As of March 31, 2022, and December 31, 2021, there were no KORE Warrants issued and outstanding, respectively. Upon closing of the Business Combination, all KORE Warrants were exercised and converted into 1,365,612 shares of common stock.
Pre-combination KORE evaluated the KORE
 Warrants
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
Initial Measurement
—The KORE Warrants were initially measured at fair value. The estimated fair value of the warrants prior to entering into an Agreement and Plan of Merger with CTAC on March 12, 2021, was determined to be a Level 3 fair value measurement. The fair value of each KORE Warrant was approximately the fair value per share of common stock. The aforementioned warrant liabilities related to KORE Warrants are not subject to qualified hedge accounting.
Subsequent Measurement
—The KORE Warrants were converted to common stock through the Business Combination and are no longer outstanding.
Public Warrants
As part of CTAC’s initial public offering (the “CTAC IPO”) in 2020, CTAC issued warrants to third party investors, and each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Subsequent to the Business Combination, 8,638,966 Public Warrants remained outstanding as of March 31, 2022.
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
The Company evaluated the Public Warrants for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and ASC
815-40,
Derivatives and Hedging. As the surviving entity following the Business Combination has a single class of shares issued and outstanding, the Public Warrants are classified as equity, with the fair value of the Public Warrants as of the date of the Business Combination closed to additional paid-in
capital.
Initial and Subsequent Measurement—Public Warrants
The Public Warrants were initially recorded at fair value. The fair value of the Public Warrants as of September 30, 2021, based on the closing price of KORE.WS, was closed to additional paid-in
capital and the Public Warrants will not need to be remeasured in subsequent reporting periods.
Private Placement Warrants
As part of CTAC’s IPO in 2020, CTAC completed the private sale of warrants (“Private Placement Warrants”), and each Private Placement Warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. Subsequent to the Business Combination, 272,778 Private Placement Warrants remained outstanding as of March 31, 2022.
The Private Placement Warrants and the common shares issuable upon exercise of the Private Placement Warrants w ere
 not transferable, assignable or salable until 30 days after the completion of the Business Combination (except pursuant to limited exceptions to the Company’s officers and directors and other persons or entities affiliated with the initial purchasers of the Private Placement Warrants) and they will not be redeemable by the Company (except as subject to certain conditions when the price per common share equals or exceeds $10.00) so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrant.
The Company evaluated the Private Placement Warrants for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and ASC
815-40,
Derivatives and Hedging. Based on the provisions governing the warrants in the applicable agreement, the Company determined that the Private Placement Warrants met the criteria and were required to be classified as a liability subject to the guidance in ASC
815-10
and
815-40
and should effectively be treated as outstanding common shares in both basic and diluted EPS calculations.
Initial Measurement—Private Placement Warrants
The Private Placement Warrants were initially measured at fair value. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.
As of March 31, 2022, the aggregate value of the Private Placement Warrants was $0.3 million based on the closing price of KORE.WS on that date of $0.95.
Subsequent Measurement—Private Placement Warrants
The Private Placement Warrants are measured at fair value on a recurring basis based on the closing price of KORE.WS on the relevant date.
The change in fair value of the warrant liability for the periods ending March 31, 2022, and 2021, resulted in a gain of

$(0.03) million and $2.42 million, respectively.
NOTE 12—NET LOSS PER SHARE
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
Series B and Series C preferred shares for purposes of the loss per share calculation. Earnings per share calculations for all periods prior to the Business Combination have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the Business Combination Agreement. Certain of pre-Combination Kore’s preferred shares ha
d
 contractual rights that allow
ed
them to receive a premium upon conversion of the preferred shares into common stock. For the three months ended March 31, 2021, the Company did not

incur premiums on conversion of pre-Combination Kore’s preferred shares into common shares. Refer to “Note 9—Temporary Equity and Stockholder’s Equity” to the condensed consolidated financial statements for further detail regarding the contractual rights of the Company’s preferred shares.
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the periods ended:

	For the three months ended
	March 31,
(in 000’ USD, except share and per share amounts)	2022	2021

Numerator:
Net loss attributable to the Company	$(10,907)	$(1,081)
Less cumulative earnings to preferred shareholder	—	(7,393)

Net loss attributable to common stockholders	(10,907)	(8,474)
Denominator:
Weighted average common shares and warrants outstanding
Basic (in number)	74,040,261	31,647,131
Diluted (in number)	74,040,261	31,647,131
Net loss per unit attributable to common stockholder
Basic	$(0.15)	$(0.27)
Diluted	$(0.15)	$(0.27)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	For the three months ended
(Number of shares)	March 31,
	2022	2021

Series C Convertible Preferred Stock	—	2,566,186
Stock Options	—	432,500
Common stock issued under the Backstop Agreement	9,600,031	—
Restricted stock grants with only service conditions	3,108,277	—
NOTE 1
3
—RELATED PARTY TRANSACTIONS
Leasing and Professional Services Agreement
KORE TM Data Brasil Processamento de Dados Ltda., a wholly owned subsidiary of the Company, maintains a lease and a professional services agreement with a company controlled by a key member of the subsidiary’s management team.
Aggregated related party transactions, which have been recorded at the exchange amount, representing the amount of consideration established and agreed by the related parties, was $0.4 and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The amount was recorded under general and administrative expenses in the consolidated statements of operations.
NOTE 1
4
—SUBSEQUENT EVENTS
The Company has completed an evaluation of all subsequent events through May 16, 2022 to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements and events which occurred but were not recognized in the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
KORE’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of KORE Group Holdings, Inc. should be read together with our audited consolidated financial statements as of December 31, 2021, and 2020 and for the years ended December 31, 2021, 2020 and 2019. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors”. Unless the context otherwise requires, all references in this section to “the Company” “KORE,” “us,” “our” or “we” refer to Maple Holdings, Inc. prior to the Business Combination, and to KORE Group Holdings, Inc. following the consummation of the Business Combination on September 30, 2021.
Overview
KORE Group Holdings, Inc. is the parent entity of KORE Wireless Group, Inc., its wholly owned and principal operating subsidiary. Both entities are incorporated in Delaware. Our corporate headquarters are located in Atlanta, Georgia.
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

•
Amongst industry analysts, KORE has continued to establish and improve its position as the only pure play IoT enabler. KORE was the only independent IoT Connectivity provider recognized as a leader in Managed IoT Connectivity by Gartner in the 2022 Magic Quadrant report for the third year in a row. The Company was also listed as a leader by IDC MarketScape, highlighting the breadth and scale of KORE’s solutions.

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

•
IoT Solutions has increased as a proportion of KORE’s total revenue each year since 2018. In the three months ended March 31, 2022, and March 31, 2021, respectively, IoT Solutions represented 36% and 26% of KORE’s total revenue.

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
KORE’s products compete with a variety of solutions, including other Subscription-based IoT platforms and solutions. Our current competitors include:

•	For IoT Connectivity— telecom carriers such as T-Mobile and Vodafone; Mobile Virtual Network Operators such as Aeris and Wireless Logic; and

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
Our growth strategy consists of the following:

•	Organic volume growth—leveraging the strong IoT industry growth expressed in terms of our customers’ revenue, device and data usage growth, while continuing to maintain high customer retention

•	Cross-sell and upsell—selling KORE’s growing portfolio of IoT Solutions developed during the prior two years and going-forward, to our large base of connectivity services only customers

•
Deepening our presence in focused industry sectors—developing more of a vertical orientation in our business and deepening industry domain knowledge that will in turn allow the development and deployment of
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
KORE competes in the IoT connectivity market on the basis of the following factors:

•	The number of carrier integrations (44)

•	KORE One platform (7 engines)

•	ConnectivityPro service and related APIs

•	eSIM technology stack/ proprietary IP

•	Hypercore technology
KORE competes in the IoT Solutions market on the basis of the following factors:

•	Deep industry vertical knowledge and experience ( e.g. , in Connected Health through FDA, HIPAA, ISO 9001/13485 compliance)

•	Breadth of solutions and analytics services

•	3,000+ connectivity-only customers for cross-sell opportunities
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
Business Combination
On March 12, 2021, King Pubco, Inc. (“Pubco”) entered into a definitive merger agreement with Cerberus Telecom Acquisition Corp. (“CTAC”), a special purpose acquisition company affiliated with Cerberus Capital Management, L.P. On September 30, 2021, as contemplated by the Business Combination Agreement, (i) CTAC merged with and into LLC Merger Sub (the “Pubco Merger”), with LLC Merger Sub being the surviving entity of the Pubco Merger and Pubco as parent of the surviving entity, (ii) immediately prior to the First Merger (as defined below), Cerberus Telecom Acquisition Holdings, LLC (the “Sponsor”) contributed 100% of its equity interests in Corp Merger Sub to Pubco (the “Corp Merger Sub Contribution”), as a result of which Corp Merger Sub became a wholly owned subsidiary of Pubco, (iii) following the Corp Merger Sub Contribution, Corp Merger Sub merged with and into KORE (the “First Merger”), with KORE being the surviving corporation of the First Merger, and (iv) immediately following the First Merger and as part of the same overall transaction as the First Merger, KORE merged with and into LLC Merger Sub (the “Second Merger” and, together with the First Merger, being collectively referred to as the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions” and the closing (the “Closing”) of the Transactions, the “Business Combination”), with LLC Merger Sub being the surviving entity of the Second Merger and Pubco being the sole member of LLC Merger Sub. In connection with the Business Combination, Pubco changed its name to “KORE Group Holdings, Inc.”
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

COVID-19
In March 2020, the World Health Organization declared the outbreak of the
COVID-19
a global pandemic, which has resulted in significant disruption and uncertainty in the global economic markets, and which in turn has impacted our business as well as most other businesses. Given the amount of uncertainty currently regarding the scope and duration of the
COVID-19
pandemic, we are currently unable to predict the precise impact that
COVID-19
pandemic will have on our business, financial condition and results of operations in the future. As of the date of this filing, the Company has experienced certain negative impacts from the pandemic, such as the loss of multiple smaller customers that experienced financial distress, resulting in payment delays and a reduction in revenue from those customers. Overall, as of the date of this filing,
COVID-19
has not had a significant negative impact on the Company’s results of operations, as evidenced by factors such as continued revenue growth for the three months ended March 31, 2022 as compared to three months ended March 31, 2021.
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
Components of Results of Operations
Revenue
We derive revenue from:

•	Services: IoT Connectivity services and IoT Solutions services.

•	Products: SIMs (IoT Connectivity) and IoT devices (IoT Solutions).
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
The revenue included in the current period excludes revenue from (i) customers that are non go-forward
customers, meaning customers that have either communicated to KORE before the last day of the current period their intention not to provide future business to KORE or customers that KORE has determined are transitioning away from KORE based on a sustained multi-year time period of declines in revenue and (ii) new customers that started generating revenue after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended March 31, 2022, we divide (i) revenue, for the trailing 12 months ended March 31, 2022, from go-forward
customers that started generating revenue on or before March 31, 2021 by (ii) revenue, for the trailing 12 months ended March 31, 2021, from the same cohort of customers. For the purposes of calculating DBNER, if KORE acquires a company during the given period or the base period, then the revenue of a customer before the acquisition but during either the given period or the base period is included in the calculation. Further, it is often difficult to ascertain which customers should be deemed not to be go-forward
customers for purposes of calculating DBNER. Customers are not required to give notice of their intention to transition off of the KORE platform, and as discussed above in “Information about KORE-Customer and Key Partners”, a customer’s exit from the KORE platform can take months or longer, and total connections of any particular customer can at any time increase or decrease for any number of reasons, including pricing, customer satisfaction or product fit—accordingly, a decrease in total connections may not indicate that a customer is intending to exit the KORE platform, particularly if that decrease is not sustained over a period of several quarters. DBNER would be lower if it were calculated using revenue from non go-forward
customers.
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
Results of Operations for the Three ended March 31, 2022, and 2021
Revenue
The table below presents our revenue for the three months ended March 31, 2022 and 2021, respectively, together with the percentage of total revenue represented by each revenue category:

	Three months ended March 31,				Change March 31, 2022
(in ‘000 USD)	2022		2021		$	%
Services	$47,506	69%	$45,062	81%	$2,444	5%
Products	21,435	31%	10,235	19%	11,200	109%

Total Revenue	$68,941	100%	$55,297	100%	$13,644	25%

Total revenue for the three months ended March 31, 2022, increased by $13.6 million, or 25%, to $68.9 million from $55.3 million for the three months ended March 31, 2021.
Services revenue growth
of $2.4 million was driven by the growth in IoT Connectivity services revenue of $3.4 million which was partially offset by the decline of IoT Solutions services revenue of $1.0 million. IoT Connectivity services revenue growth of $1.1 million was driven by the organic growth of our existing IoT customers of $3.6 million as well as $1.0 million from newly acquired customers, including customers from the BMP acquisition. These increases were offset partially by a decrease of $0.8 million in revenue from
Non-Core
Customers (customers lost from integration of old acquisitions in 2014-17) and
the migration of customers from 2G and 3G technologies to LTE (“Long Term Evolution”) cellular technologies involving a one-time adjustment
in price estimated at $0.5 million. Services revenue growth of $2.4 million was due to an increase in product deployments by KORE related to its IoT Solutions. This growth was driven by our largest customer and their LTE transition project.
Products revenue growth
of $11.2 million was driven primarily by an increase in the number of devices deployed by KORE related to its IoT Solutions. Within product revenue, there was a $4.2 million increase driven by our largest customer and their LTE transition project.

The table below presents how management views our revenue for the three months ended March 31, 2022 and 2021, respectively together with the percentage of total revenue represented by each revenue category:

	Three months ended March 31,				Change March 31, 2022
(in ‘000 USD)	2022		2021		$	%
IoT Connectivity	$44,098	64%	$40,720	74%	$3,378	8%
IoT Solutions	24,843	36%	14,577	26%	10,266	70%

Total Revenue	$68,941	100%	$55,297	100%	$13,644	25%

	For three months ended March 31,
	2022	2021
Period End Connections	15.3 million	12.9 million
Average Connections Count for the Period	15.1 million	12.7 million
Total revenue for the three months ended March 31, 2022, increased by $13.6 million, or 25%, to $68.9 million from $55.3 million for the three months ended March 31, 2021.
IoT Connectivity growth
 of $3.4 million, which includes SIM revenue, was driven by the organic growth of our existing IoT customers of $3.6 million as well as $1.0 million from newly acquired customers, including customers from the BMP acquisition. These increases were partially offset by $0.8 million from
Non-Core
Customers (customers lost from the integration of old acquisitions in 2014-17)
as well as the migration of customers from 2G and 3G technologies to LTE cellular technologies which resulted in a one-time
adjustment in price estimated at $0.5 million. Notably, most new IoT Connectivity customers relationships usually start small and often expand significantly in the first 12 to 24 months, depending on the device requiring connectivity in the use case.
KORE grew its total number of connections from 12.9 million on March 31, 2021, to 15.3 million on March 31, 2022, mostly as a result of additional connections from existing customers, which resulted in the growth of KORE IoT Connectivity revenue in the period ended March 31, 2022 with respect to the period ended March 31, 2021.
IoT Solutions growth
 of $10.3 million was mainly driven by the organic and inorganic growth of our Connected Health IoT Solutions. $4.4 million of the IoT Solutions growth was due the LTE transitions project with our largest customer.
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
For the three months ended March 31, 2022, KORE’s DBNER was 122% compared to 108% in the three months ended March 31, 2021.
Costs of revenue, exclusive of depreciation and amortization

	Three months ended March 31,				Change March 31, 2022
(in ‘000 USD)	2022		2021		$	%
Cost of services	$17,529	50%	$16,211	67%	$1,318	8%
Cost of products	17,443	50%	8,161	33%	9,282	114%

Total cost of revenue	$34,972	100%	$24,372	100%	$10,600	43%

	For three months ended March 31,
Gross margin rate	2022	2021
Cost of services	63%	64%
Cost of products	19%	20%
Total gross margins	49%	56%
Total cost of revenue for the three months ended March 31, 2022, increased $10.6 million, or 43%, to $35.0 million from $24.4 million for the three months ended March 31, 2021.
Cost of services
 increased by $1.3 million for the three-month period ended March 31, 2022, compared to the three-month period ended March 31, 2021. The increase in the cost of services was primarily driven by increased carrier costs resulting from the growth in IoT Connectivity revenue.

During the three-month period ended March 31, 2022, the gross margin percentage of our services business was flat compared to the same period in fiscal 2021.
Cost of products
increased $9.3 million for the period ended March 31, 2022, compared to the same period in fiscal 2021. The increase was primarily driven by increases in the cost of devices associated with the growth in IoT Solutions. Notably, in the three-month period ended March 31, 2022, there was an increase in devices deployed by KORE to its Connected Health IoT Solutions customers. Additionally, increased shipping costs during the three-month period ended March 31, 2022, as compared to the same period in fiscal 2021 contributed the increase in the cost of products.
During three-month period ended March 31, 2022, the gross margin percentage of our products business declined as compared to the same period in fiscal 2021. The decline was mainly due to the large volumes associated with our largest customer’s LTE transition project. To win the large volumes associated with this project, additional one-time project-specific
discounts were given, which contributed significantly to the decline in gross margins on products. Additionally, increased shipping costs during the three-month period ended March 31, 2022, as compared to the same period in fiscal 2021 also pressured gross margin percentage on products.
The table below presents how management views our costs of revenue for the three-month periods ended March 31, 2022, and 2021, respectively, exclusive of depreciation and amortization:

	Three months ended March 31,				Change March 31, 2022
(in ‘000 USD)	2022		2021		$	%
Cost of IoT Connectivity	$16,870	48%	$15,332	63%	$1,538	10%
Cost of IoT Solutions	18,102	52%	9,040	37%	9,062	100%

Total cost of revenue	$34,972	100%	$24,372	100%	$10,600	43%

	Three months ended March 31,
Gross margin rate	2022	2021
IoT Connectivity	62%	62%
IoT Solutions	27%	38%
Total gross margins	49%	56%
Total cost of revenue for the three months ended March 31, 2022, increased $10.6 million, or 43%, to $35.0 million from $24.4 million for the three months ended March 31, 2021.
Cost of IoT Connectivity
increased by $1.5 million for the three-month period ended March 31, 2022, compared to the same period in fiscal 2021. This was driven by increased carrier costs associated with the growth in IoT Connectivity revenue.
During the three-month period ended March 31, 2022, the gross margin percentage of our IoT Connectivity business was flat compared to the same period in fiscal 2021.
Cost of IoT Solutions
increased by $9.1 million for the three-month period ended March 31, 2022, compared to the same period in fiscal 2021. This was primarily driven by the increased cost of devices and labor associated with the volume growth in IoT Solutions. Notably, in the three-month period ended March 31, 2022, there was an increase in devices provided and shipped by KORE to its Connected Health IoT Solutions customers. This resulted in an increase in the cost of devices provided and shipped, and a proportionate increase in IoT deployment and device management services revenue associated with each device shipped which also resulted in an increase in the labor and other costs of providing such IoT deployment and device management services.
In the three-month period ended March 31, 2022, the gross margin percentage of IoT Solutions declined as compared to the same period last year. The decline was mainly due to the large volumes associated with our largest customer’s LTE transition project. To win the large volumes associated with this project, additional one-time
project-specific discounts were given, which contributed significantly to the decline in gross margins on IoT Solutions. Additionally, market-wide increases in shipping and labor costs in the three-month period ended March 31, 2022, as compared to the same period in fiscal 2021 also pressured the gross margins on IoT Solutions.
Selling, general and administrative expenses

	Three months ended March 31,		Change
(in ‘000 USD)	2022	2021	$	%
Selling, general, and administrative	$27,628	$17,521	$10,107	58%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses. The increase in SG&A expenses for the three-month period ended March 31, 2022, compared to the three-month period ended March 31, 2021, was due to costs associated with being a public company of $3.3 million, an increase in stock compensation expense of $1.7 million, costs in connection with the BMP Acquisition of approximately $1.7 million, and an increase in salary and benefit related items of $1.4 million. All other items, which includes marketing, travel, information technology and facilities related items increased $2.0 million.
Depreciation and amortization

	Three months ended March 31,		Change
(in ‘000 USD)	2022	2021	$	%
Depreciation and amortization	$13,196	$13,114	$82	1%
There were no significant changes in depreciation and amortization expense for the three months ended March 31, 2022, compared to the same period in fiscal 2021.
Other (income) expense

	Three months ended March 31,		Change
(in ‘000 USD)	2022	2021	$	%
Interest expense, including amortization of deferred financing costs, net	$6,624	$5,059	$1,565	31%
Change in fair value of warrant liability	(27)	(2,424)	2,397	(99)%

Total other expense	$6,597	$2,635	$3,962	150%

The increase in other expense for the three months ended March 31, 2022 versus the three months ended March 31, 2021, was primarily due to a $2.4 million decrease in other income from the change in fair value of our warrant liability and a $1.5 million increase in our interest expense due to the addition of the Notes.
Income taxes

	Three months ended March 31,		Change
(in ‘000 USD)	2022	2021	$	%
Income tax benefit	$(2,545)	$(1,264)	$(1,281)	101%
For the three months ended March 31, 2022, and March 31, 2021, we recognized an income tax benefit of $2.5 million and $1.2 million, respectively, in the consolidated statements of operations.
The change to the income tax provision for the three months ended March 31, 2022, versus the three months ended March 31, 2021, was primarily due to changes in the jurisdictional mix of earnings and the impact of the change in fair value of warrant liability which is not taxable.
Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs, our obligations to make scheduled payments of interest on our indebtedness and our need to fund capital expenditures to support our current operations and to facilitate growth and expansion. We have financed our operations and expansion with a combination of debt and equity.
At March 31, 2022, we had total equity of $275.1 million, net of an accumulated deficit of $(148.8) million. Our primary sources of liquidity consist of cash and cash equivalents totaling $31.9 million and a Revolving Credit Facility of $30 million of which the full $30 million was available for use for working capital and general business purposes. We believe this will be sufficient to provide working capital, make interest payments and make capital expenditures to support operations and facilitate growth and expansion for the next twelve months.
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

Cash Flows
The following table presents our summarized cash flow data:

	For the three months ended
	March 31,
(in ‘000 USD)	2022	2021	$ Change
Cash flows from operating activities
Net loss	$(10,907)	$(1,081)	(9,826)
Net cash used in operating activities	(3,980)	(12,320)	8,340
Net cash used in investing activities	(48,503)	(3,091)	(45,412)
Net cash provided by/(used in) financing activities	(1,550)	18,291	(19,841)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(26)	(67)	41
Change in Cash and Cash Equivalents and Restricted Cash	(54,059)	2,813	(56,872)
Cash and Cash Equivalents and Restricted Cash, beginning of period	86,343	10,693	75,650
Cash and Cash Equivalents and Restricted Cash, end of period	$32,284	$13,506	18,778
Cash flows from operating activities
Net cash used in operating activities decreased $8.3 million during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to changes in working capital driven by impacts from decreased inventory and prepaid levels, as well as a smaller reduction in accounts payable and accrued liabilities due to timing of payments. This decrease was offset by increases in accounts receivable and an increase in our net loss. Our net loss increased primarily due to costs of being a public company, as well as one-time costs related to the BMP Acquisition, as well as non-cash expenses including stock-based compensation and higher deferred income taxes.
Cash flows from investing activities
Cash used in our investing activities for the three months ended March 31, 2022 was $48.5 million resulting primarily from $45.1 million for the BMP Acquisition and $2.8 million of capital expenditures during the period related to technology equipment, software licenses, and internally developed software.
Cash used in our investing activities for the three months ended March 31, 2021 was $3.1 million, resulting primarily from capital expenditures during the period related to technology equipment, software licenses, and internally developed software.
Cash flows from financing activities
Cash used in our financing activities in the three months ended March 31, 2022, was $1.6 million, which resulted primarily from $0.8 million of term loan principal payments and to a lesser extent $0.6 million of deferred financing costs and equity financing fees resulting from our business combination.
Cash provided by our financing activities in the three months ended March 31, 2021 was $18.3 million, primarily due to draw of our revolving credit facility of $20.0 million, offset partially by $0.8 million of term loan principal payments.
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
As of March 31, 2022, the Company has $21.5 million of purchase commitments for the remainder of the 2022 fiscal year. Additionally, as of March 31, 2022, the Company has $2.4 million of scheduled principal payments relating to the UBS term loan for the remainder of the 2022 fiscal year.
As of March 31, 2022, the Company has $35.9 million of purchase commitments for the fiscal years 2022 through 2026. We also have scheduled principal payments relating to the UBS term loan of $3.2 million for each of the fiscal years 2022 through 2024, with all outstanding principal due on December 24, 2024. Further, the Company has semi-annual interest payments due on $120 million related to the Backstop Notes. All outstanding principal on the Backstop Notes is due in full in 2028.
From 2022 to 2026, we expect to fund supplier and carrier-related purchase commitments (all of which are costs of operating the business) entirely from cash inflows from our customers. We currently expect that the excess cash flows after paying the abovementioned contractual commitments, as well as other costs of business, such as payroll, costs incurred on suppliers and carrier spend (which is not currently committed contractually in addition to the committed spend), interest and taxes—will be sufficient to meet outstanding debt principal payments from 2022 to 2024.

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
Key activities during the three months ended March 31, 2022, and 2021 are as follows:

•	During the three months ended March 31, 2022, our revenue increased by 25% or $13.6 million due to organic and inorganic revenue growth as compared to same period in fiscal 2021.

•
On February 16, 2022, the Company acquired Business Mobility Partners, Inc. and Simon IoT, for cash consideration of $45.1 million and the issuance of 4,212,246 shares of KORE’s common stock valued at $23.3 million.

•	The Company’s cash flows used in operating activities were $4.0 and $12.3 million, for the three months ended March 31, 2022 and 2021, respectively.

•
The Company’s investment activity used $48.5 million and $3.1 million for three months ended March 31, 2022 and 2021, respectively. The increase year over year resulted primarily from $45.1 million for the BMP Acquisition and to a lesser extent $2.8 million of capital expenditures during the period related to technology equipment, software licenses, and internally developed software.

•
During the three months ended March 31, 2022, the Company did not utilize our revolving credit facility. During the three months ended March 31, 2021, the Company drew $20.0 million on our revolving credit facility.

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
non-GAAP
measures used by other companies.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as net income (loss) before interest expense or interest income, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for unusual and other significant items that management views as distorting the operating results from period to period. Such adjustments may include stock-based compensation, integration and acquisition-related charges, tangible and intangible asset impairment charges, certain contingent liability reversals, transformation, and foreign currency transaction gains and losses. EBITDA and Adjusted EBITDA are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP
financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring
items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods shown:

	For the three Months Ended March 31,
(in ‘000 USD)	2022	2021
Net loss	$(10,907)	$(1,081)
Income tax benefit	(2,545)	(1,264)
Interest expense	6,624	5,059
Depreciation and amortization	13,196	13,114

EBITDA	6,368	15,828

Change in Fair value of warrant liabilities (non-cash)	(27)	(2,424)
Transformation expenses	1,565	1,803
Acquisition and integration-related restructuring costs	5,293	851
Stock-based compensation (non-cash)	2,050	315
Foreign currency loss (non-cash)	(3)	(70)
Other	395	115

Adjusted EBITDA	$15,641	$16,418

Transformation expenses are related to the implementation of our strategic transformation plan, which include the costs of a re-write
of our core technology platform, expenses incurred to design certain new IoT Solutions and “go-to-market”
capabilities.
Acquisition and integration-related restructuring costs for the three months ended March 31, 2022 relate to legal, accounting, advisory, and other professional services costs associated with the BMP Acquisition as well as the costs related to the Business Combination. Acquisition and integration-related restructuring costs for the three months ended March 31, 2021 relate to legal, accounting, advisory, and other professional services costs associated with the Integron Acquisition and Integron’s integration into KORE, certain synergies related to our acquisitions, certain one-time
severance costs associated with our transformation, and accounting and advisory fees related to the Business Combination.
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
The Company has a total of $35.9 million of purchase commitments payable that are not recorded as liabilities on the balance sheet as of March 31, 2022. Additionally, the Company has a $0.4 million standby letter of credit and bank guarantees as of March 31, 2022. The Company has no other financial instruments or commitments with off-balance-sheet
risk of loss.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions. Refer to “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a complete discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.

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
See “Note 2 - Summary of Significant Accounting policies - Recently Adopted Accounting Pronouncements” to the accompanying condensed consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first three months of 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2021 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form
10-Q,
the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) as of March 31, 2022.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form
10-Q
fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weaknesses
in Internal Control over Financial Reporting
As disclosed in the section titled “Controls and Procedures” in Part II, Item 9A of our Annual Report on Form
10-K,
we identified material weaknesses in our internal control over financial reporting. Specifically, Management noted that the Company continues to have material weaknesses in its internal control over financial reporting as follows:

•
Entity-Level Controls -
Management did not maintain appropriately designed entity-level controls impacting the (1) control environment, (2) risk assessment procedures, including those related to fraud, and (3) monitoring activities to prevent or detect material misstatements to the financial statements and assess whether the components of internal control were present and functioning. These deficiencies were primarily attributed to an insufficient number of qualified personnel and resources, improper segregation of duties, and lack of formalized policies, procedures, and related controls to support and provide proper oversight and accountability over the performance of controls.

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

•
Procure to pay –
Management did not design and maintain effective controls over the procure to pay cycle. Specifically, management did not implement requirements over the approval of purchase orders and subsequent general ledger account coding to ensure payments are properly and timely approved, paid and recorded in the general ledger.

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
Changes in internal control over financial reporting
As part of our remediation plan discussed above, we continued formalizing documentation of policies and procedures and evaluating the implementation of new and existing controls during the quarter ended March 31, 2022. Such remediation actions were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule
13a-15(d)
and
15d-15(d)
of the Exchange Act that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of the date of this Quarterly Report, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form
10-K
for the period ending December 31, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On February 16, 2022, the Company and its wholly owned subsidiaries BMP Simon Holdings, LLC, BMP Merger Sub I, Inc. and BMP Merger Sub II, Inc. (collectively with the Company, the “KORE Parties”) entered into an agreement (the “BMP Business Combination Agreement”) to acquire Business Mobility Partners, Inc. (“BMP”) and SIMON IoT LLC (“SIMON IoT”). BMP delivers Internet of Things (IoT) enablement services to contract research organizations (CROs) and remote patient monitoring (RPM) customers. SIMON IoT is a leading provider of IoT connectivity services.
Under the terms of the BMP Business Combination Agreement, the aggregate consideration paid at closing by the KORE Parties was $68.3 million consisting of $45.1 million in cash (net of closing cash of $1,995) and working capital adjustments and 4,212,246 shares of KORE common stock having a value of $23.3 million (based upon the volume-weighted average purchase price of KORE common stock for the ten (10) consecutive trading days prior to closing). A portion of the cash purchase price paid at closing is being held in escrow to secure potential indemnification claims. The BMP Business Combination Agreement contains customary piggyback rights with respect to the KORE common stock consideration, subject to certain terms and conditions set forth therein.
All of the shares of KORE common stock issued pursuant to the BMP Business Combination Agreement were offered and sold by KORE pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof.

Item 5.	Other Information.
None

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1	Separation Agreement, dated January 3, 2022, by and among Puneet Pamnani, the Company and KORE Wireless Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2022).

10.2	BMP Business Combination Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2022).

10.3	Employment Agreement by and between Mr. Jack W. Kennedy Jr. and the Company, dated March 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2022).

10.4	Amended and Restated Employment Agreement by and between Mr. Bryan Lubel and the Company, dated March 15, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2022).

10.5	Amended and Restated Employment Agreement by and between Mr. Tushar K. Sachdev and the Company, dated March 15, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2022).

10.6	Amended and Restated Employment Agreement by and between Ms. Louise P. Winstone and the Company, dated March 15, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 16, 2022).

10.7	Employment Agreement by and among Paul Holtz, the Company and KORE Canada, dated April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORE Group Holdings, Inc.

Date: May 16, 2022	By:	/s/ Romil Bahl
Romil Bahl
President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Paul Holtz
Paul Holtz
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)