Form 10-Q
period 2022-06-30
KORE Group Holdings, Inc.
filed 2022-08-11
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-40856
__________________________
KORE Group Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)
__________________________

Delaware	86-3078783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Ravinia Drive NE, Suite 500 Atlanta, Georgia	30346
(Address of principal executive offices)	(Zip Code)
877-710-5673
(Registrant’s telephone number, including area code)
__________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	KORE	The New York Stock Exchange
Warrants to purchase common stock	KORE WS	The New York Stock Exchange
__________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2022, there were 76,239,989 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only current expectations and predictions. The Company has based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. The Company qualifies all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands USD, except share and per share amounts)

	June 30, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$40,441	$85,976
Accounts receivable, net of allowances for credits and doubtful accounts of $2,978 and $1,800, at June 30, 2022 and December 31, 2021, respectively	50,767	51,304
Inventories, net	9,897	15,470
Income taxes receivable	712	954
Prepaid expenses and other receivables	9,089	7,448
Total current assets	110,906	161,152
Non-current assets
Restricted cash	363	367
Property and equipment, net	11,890	12,240
Intangibles assets, net	211,829	203,474
Goodwill	426,126	381,962
Operating lease right-of-use assets	7,914	—
Other long-term assets	381	407
Total assets	$769,409	$759,602
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$19,288	$16,004
Accrued liabilities	15,348	21,502
Current portion of operating lease liabilities	1,764	—
Income taxes payable	502	467
Deferred revenue	7,698	6,889
Current portion of long-term debt and other borrowings, net	3,165	3,326
Total current liabilities	47,765	48,188
Non-current liabilities
Deferred tax liabilities	32,618	36,722
Warrant liability	153	286
Non-current portion of operating lease liabilities	6,852	—
Long-term debt and other borrowings, net	413,788	399,115
Other long-term liabilities	4,349	3,148
Total liabilities	$505,525	$487,459
Stockholders’ equity
Common stock, voting; par value $0.0001 per share; 315,000,000 shares authorized, 76,239,989 and 72,027,743 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	$8	$7
Additional paid-in capital	429,879	413,646
Accumulated other comprehensive loss	(6,074)	(3,331)
Accumulated deficit	(159,929)	(138,179)
Total stockholders’ equity	263,884	272,143
Total liabilities and stockholders’ equity	$769,409	$759,602

See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands USD, except share and per share amounts) (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
Services	$47,778	$46,375	$95,284	$91,437
Products	22,575	14,368	44,010	24,603
Total revenue	70,353	60,743	139,294	116,040
Cost of revenue
Cost of services	16,577	17,826	34,105	34,037
Cost of products	17,298	11,511	34,741	19,672
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	33,875	29,337	68,846	53,709
Operating expenses
Selling, general and administrative	29,413	23,004	57,042	40,525
Depreciation and amortization	13,774	12,393	26,970	25,507
Total operating expenses	43,187	35,397	84,012	66,032
Operating loss	(6,709)	(3,991)	(13,564)	(3,701)
Interest expense, including amortization of deferred financing costs, net	7,297	5,506	13,921	10,565
Change in fair value of warrant liability	(106)	41	(133)	(2,383)
Loss before income taxes	(13,900)	(9,538)	(27,352)	(11,883)
Income tax expense (benefit)
Current	1,056	289	2,362	391
Deferred	(3,815)	(2,942)	(7,666)	(4,308)
Total income tax benefit	(2,759)	(2,653)	(5,304)	(3,917)
Net loss	$(11,141)	$(6,885)	$(22,048)	$(7,966)
Loss per share:
Basic	$(0.15)	$(0.46)	$(0.29)	$(0.72)
Diluted	$(0.15)	$(0.46)	$(0.29)	$(0.72)
Weighted average number of shares outstanding:
Basic	76,239,989	31,647,131	75,146,201	31,647,131
Diluted	76,239,989	31,647,131	75,146,201	31,647,131

See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands USD) (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(11,141)	$(6,885)	$(22,048)	$(7,966)
Other comprehensive loss:
Foreign currency translation adjustment	(2,559)	743	(2,743)	(157)
Comprehensive loss	$(13,700)	$(6,142)	$(24,791)	$(8,123)

See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, USD) (unaudited)

	Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2021	72,028	$7	$413,646	$(3,331)	$(138,179)	$272,143
Opening balance sheet adjustment	—	—	(11,612)	—	298	(11,314)
Adjusted opening balance	72,028	7	402,034	(3,331)	(137,881)	260,829
Foreign currency translation adjustment	—	—	—	(184)	—	(184)
Stock-based compensation	—	—	2,050	—	—	2,050
Common stock issued pursuant to acquisition	4,212	1	23,294	—	—	23,295
Net loss	—	—	—	—	(10,907)	(10,907)
Balance at March 31, 2022	76,240	$8	$427,378	$(3,515)	$(148,788)	$275,083
Foreign currency translation adjustment	—	—	—	(2,559)	—	(2,559)
Stock-based compensation	—	—	2,501	—	—	2,501
Net loss	—	—	—	—	(11,141)	(11,141)
Balance at June 30, 2022	76,240	$8	$429,879	$(6,074)	$(159,929)	$263,884

See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Temporary Equity and Stockholders' Equity
(In thousands, USD) (unaudited)

	Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Total Temporary Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2020 (as previously reported)	43	$77,562	60	$78,621	57	$90,910	17	$16,802	$263,895
Conversion of stock	7,713	—	7,802	—	9,034	—	2,549	—	—
Balance at December 31, 2020, effect of reverse recapitalization	7,756	$77,562	7,862	$78,621	9,091	$90,910	2,566	$16,802	$263,895
Accrued dividends payable	249	2,486	267	2,666	224	2,241	—	—	7,393
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	8,005	$80,048	8,129	$81,287	9,315	$93,151	2,566	$16,802	$271,288
Derecognition of stock	—	—	—	—	—	—	(46)	(300)	(300)
Accrued dividends payable	251	2,514	270	2,695	232	2,323	—	—	7,532
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—
Balance at June 30, 2021	8,256	$82,562	8,399	$83,982	9,547	$95,474	2,520	$16,502	$278,520

	Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2020 (as previously reported)	218	$2	$135,617	$(1,677)	$(113,726)	$20,216
Conversion of stock	30,064	1	(1)	—	—	—
Balance at December 31, 2020, effect of reverse recapitalization	30,282	$3	$135,616	$(1,677)	$(113,726)	$20,216
Accrued dividends payable	—	—	(7,393)	—	—	(7,393)
Foreign currency translation adjustment	—	—	—	(900)	—	(900)
Stock-based compensation	—	—	315	—	—	315
Net loss	—	—	—	—	(1,081)	(1,081)
Balance at March 31, 2021	30,282	$3	$128,538	$(2,577)	$(114,807)	$11,157
Accrued dividends payable	—	—	(7,532)	—	—	(7,532)
Foreign currency translation adjustment	—	—	—	743	—	743
Stock-based compensation	—	—	315	—	—	315
Net loss	—	—	—	—	(6,885)	(6,885)
Balance at June 30, 2021	30,282	$3	$121,321	$(1,834)	$(121,692)	$(2,202)

See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands USD) (unaudited)

	For the six months ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(22,048)	$(7,966)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	26,970	25,507
Amortization of deferred financing costs	1,188	1,047
Non-cash reduction to the operating lease right-of-use assets	1,129	—
Deferred income taxes	(7,666)	(4,308)
Non-cash foreign currency loss	489	77
Share-based compensation	4,551	630
Provision for doubtful accounts	183	11
Change in fair value of warrant liability	(133)	(2,383)
Change in operating assets and liabilities, net of operating assets and liabilities acquired:
Accounts receivable	2,421	(7,049)
Inventories	6,661	(4,089)
Prepaid expenses and other receivables	(769)	(9,016)
Accounts payable and accrued liabilities	(2,674)	(6,103)
Deferred revenue	872	(671)
Income taxes payable	269	(32)
Operating lease liabilities	(752)	—
Net cash provided by (used in) operating activities	$10,691	$(14,345)
Cash flows used in investing activities
Additions to intangible assets	(5,610)	(4,754)
Additions to property and equipment	(1,589)	(1,219)
Payments for acquisitions, net of cash acquired	(46,002)	—
Net cash used in investing activities	$(53,201)	$(5,973)
Cash flows from financing activities
Proceeds from revolving credit facility	—	22,000
Repayment of term loan	(1,576)	(1,584)
Repayment of other borrowings—notes payable	(148)	—
Equity financing fees	(126)	(1,373)
Payment of deferred financing costs	(453)	—
Payment of financing lease obligations	(151)	—
Payment of capital lease obligations	—	(668)
Net cash provided by (used in) financing activities	$(2,454)	$18,375
Effect of exchange rate change on cash and cash equivalents	(575)	(82)
Change in cash and cash equivalents and restricted cash	(45,539)	(2,025)
Cash and cash equivalents and restricted cash, beginning of period	86,343	10,693
Cash and cash equivalents and restricted cash, end of period	$40,804	$8,668
Supplemental cash flow information:
Interest paid	$12,778	$9,329
Taxes paid	1,129	—
Non-cash investing and financing activities:
ASU 2020-06 Adoption	15,163	—
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities upon the adoption of ASC 842	9,604
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	420	—
Capital leases	—	346
Equity financing fees accrued	—	1,648

See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(In thousands USD, except share amounts) (unaudited)
NOTE 1 – NATURE OF OPERATIONS
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
The Business Combination was accounted for as a reverse recapitalization whereby pre-combination KORE was determined to be the accounting acquirer and CTAC was treated as the “acquired” company for accounting purposes. The condensed consolidated balance sheets, statements of operations and statements of temporary equity and stockholders’ equity and these notes to the condensed consolidated financial statements reflect the reverse recapitalization as discussed above.
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
The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain accounting policies are repeated to ensure the condensed consolidated financial statements are not misleading. Therefore, these condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes included in the Company’s Annual Report.
The condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, temporary equity and stockholders’ equity and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full year 2022 or any future period.
The Business Combination was accounted for as a reverse recapitalization as pre-combination KORE was determined to be the accounting acquirer under the Financial Accounting Standards Board's (the "FASB") ASC Topic 805, Business Combination (“ASC 805”). Pre-combination KORE was determined to be the accounting acquirer based on the evaluation of the following facts and circumstances:
•the equity holders of pre-combination KORE held the majority (54%) of voting rights in the Company;
•the senior management of pre-combination KORE became the senior management of the Company;
•in comparison with CTAC, pre-combination KORE had significantly more revenues and total assets and a larger net loss; and
•the operations of pre-combination KORE comprise the ongoing operations of the Company, and the Company assumed pre-combination KORE’s headquarters.
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
Use of Estimates
The preparation of condensed consolidated financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition such as determining the nature and timing of the satisfaction of performance obligations, revenue reserves, allowances for accounts receivable, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, assessment of indicators of goodwill impairment, determination of useful lives of the Company’s intangible assets and equipment, the assessment of expected cash flows used in evaluating long-lived assets for impairment, the calculation of capitalized software costs, accounting for uncertainties in income tax positions, and the value of securities underlying stock-based compensation. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates.

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
Stock-Based Compensation
The Company has had several stock-based compensation plans, which are more fully described in “Note 11, Stock-Based Compensation”, to the condensed consolidated financial statements. Stock-based compensation is generally recognized as an expense following straight-line attribution method over the requisite service period. The fair value of stock-based compensation is measured on the grant date based on the grant-date fair value of the awards.
Leases
At the beginning of the first quarter of fiscal 2022, the Company adopted the FASB Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), and additional ASUs issued to clarify and update the guidance in ASU 2016-02 (collectively, the “new leases standard”).
The Company leases real estate, computer hardware and vehicles for use in our operations under both operating and finance leases. The Company assesses whether an arrangement is a lease or contains a lease at inception. For arrangements considered leases or that contain a lease that is accounted for separately, we determine the classification and initial measurement of the right-of-use asset and lease liability at the lease commencement date, which is the date that the underlying asset becomes available for use.
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
Operating lease cost for operating leases is recognized on a straight-line basis over the term of the lease and is included in selling, general and administrative expense in our consolidated statements of operations, based on the use of the facility on which rent is being paid. Operating leases with a term of 12 months or less are not recorded on the balance sheet; we recognize a rent expense for these leases on a straight-line basis over the lease term.
The Company recognizes the amortization of the right-of-use asset for our finance leases on a straight-line basis over the shorter of the term of the lease or the useful life of the right-of-use asset in depreciation and amortization expense in our consolidated statements of operations. The interest expense related to finance leases is recognized using the effective interest method based on the discount rate determined at lease commencement and is included within interest expense in our consolidated statements of operations.

Recently Adopted Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued by the FASB. ASUs not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company's condensed consolidated financial statements. The following ASUs have been adopted by KORE since the Company’s last Annual Report on Form 10-K.
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

The cumulative after-tax effect of the changes made to our condensed consolidated balance sheet for the adoption of ASC 842 were as follows:

(in ‘000 USD)	At December 31, 2021	Adjustments due to ASC 842	At January 1 2022
Operating lease right-of-use assets	$—	$9,278	$9,278
Current operating lease liabilities	—	2,121	2,121
Non-current operating lease liabilities	—	7,483	7,483
Current portion of capital lease liabilities included in Accrued liabilities	191	(191)	—
Current portion of finance lease liabilities included in Accrued liabilities	—	191	191
Non-current portion of capital lease liabilities included in Other long-term liabilities	264	(264)	—
Non-current portion of finance lease liabilities included in Other long-term liabilities	—	264	264
Accrued liabilities	21,311	(326)	20,985

In addition to the increase to the operating lease liabilities and right-of-use assets, ASC 842 also resulted in reclassifying the presentation of accrued liabilities and deferred rent to operating lease right-of-use assets.

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

See Note 5 for additional information related to leases, including disclosure required under ASC 842.

2019-12, Income Taxes: Simplifying the Accounting for Income Taxes.

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period, for all entities. The Company adopted this standard as of January 1, 2021, and depending on the amendment, adoption was applied on a retrospective, modified retrospective, or prospective basis. The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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
The Company early adopted ASU 2020-06 on January 1, 2022, using a modified retrospective transition approach. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods ending before January 1, 2022. Refer to “Note 8 –Short Term and Long-Term Debt”, to the condensed consolidated financial statements for further detail.
The cumulative after-tax effect of the changes made to our condensed consolidated balance sheet for the adoption of ASU 2020-06 were as follows:

(in ‘000 USD)	At December 31, 2021	Adjustments due to ASU 2020-06	At January 1, 2022
Long-term debt and other borrowings, net	$399,115	$15,163	$414,278
Additional paid-in capital	413,646	(11,612)	402,034
Deferred tax liabilities	36,722	(3,847)	32,875
Retained earnings	(138,179)	298	(137,881)

ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another Topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. ASU 2021-04 was effective for the Company beginning on January 1, 2022, and we will apply the amendments prospectively through December 31, 2022. There was no impact to our condensed consolidated financial statements for the current period as a result of adopting this standard update.

Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued by the FASB. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company's condensed consolidated financial statements.
ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires the use of a new current expected credit loss (“CECL”) model in estimating allowances for doubtful accounts with respect to accounts receivable and notes receivable. Receivables from revenue transactions, or trade receivables, are recognized when the corresponding revenue is recognized under ASC 606, Revenue from Contracts with Customers. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances when deducted from the balance of the receivables, which represent the estimated net amounts expected to be collected. Given the generally short-term nature of trade receivables, the Company does not expect to apply a discounted cash flow methodology. However, the Company will consider whether historical loss rates are consistent with expectations of forward-looking estimates for its trade receivables. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of ASU 2016-13. This ASU (collectively “ASC 326”) is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is still evaluating the impact of the adoption of this ASU.
ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide guidance on easing the potential burden in accounting for reference rate reform on financial reporting. ASU 2020-04 is effective from March 12, 2020 and may be applied prospectively through December 31, 2022. The Company is evaluating the impact of the adoption of this ASU on the Company’s debt which are based on reference rates.
ASU 2020-03, Codification Improvements to Financial Instruments
In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, which clarifies specific issues raised by stakeholders. Specifically, the ASU:
•Clarifies that all entities are required to provide the fair value option disclosures in ASC 825, Financial Instruments.
•Clarifies that the portfolio exception in ASC 820, Fair Value Measurement, applies to nonfinancial items accounted for as derivatives under ASC 815, Derivatives and Hedging.
•Clarifies that for purposes of measuring expected credit losses on a net investment in a lease in accordance with ASC 326, Financial Instruments—Credit Losses, the lease term determined in accordance with ASC 842, Leases, should be used as the contractual term.
•Clarifies that when an entity regains control of financial assets sold, it should recognize an allowance for credit losses in accordance with ASC 326.
•Aligns the disclosure requirements for debt securities in ASC 320, Investments—Debt Securities, with the corresponding requirements for depository and lending institutions in ASC 942, Financial Services—Depository and Lending.
The amendments in the ASU have various effective dates and transition requirements, some depending on whether an entity has previously adopted ASU 2016-13 about measurement of expected credit losses. The Company will adopt the guidance in ASU 2020-03 as it adopts the related ASUs effected by these codification improvements.
NOTE 3 – REVENUE RECOGNITION
Contract Balances
Deferred revenue as of June 30, 2022 and December 31, 2021, was $7.7 million and $6.9 million, respectively, and primarily relates to revenue that is recognized over time for connectivity monthly recurring charges, the changes in balance of which are related to the satisfaction or partial satisfaction of these contracts. The balance also contains a deferral for goods that are in-transit at period end for which control transfers to the customer upon delivery. The deferred revenue balance as of December 31, 2021 was recognized as revenue during the three months ended March 31, 2022.
Disaggregated Revenue Information
In order to understand the composition of the Company’s revenues, the Company has presented the disaggregated disclosures below which are useful to understand the composition of the Company’s revenue during the respective reporting periods shown below:

	For the three months ended		For the six months ended
(in ‘000 USD)	June 30,		June 30,
	2022	2021	2022	2021
Connectivity*	$43,787	$41,114	$86,803	$81,705
Hardware Sales	20,928	13,584	39,940	21,381
Hardware Sales—bill-and-hold	1,646	784	4,070	3,222
Deployment services, professional services, and other	3,992	5,261	8,481	9,732
Total	$70,353	$60,743	$139,294	$116,040

*Includes connectivity-related revenues from Connectivity services and IoT Solutions services
Significant Customer
The Company has one customer representing 11.5% and 19.0% of the Company’s total revenue for the three months ended June 30, 2022 and June 30, 2021, respectively. The Company has one customer representing 14.6% and 16.8% of the Company’s total revenue for the six months ended June 30, 2022 and June 30, 2021, respectively.
NOTE 4 – REVERSE RECAPITALIZATION
On September 30, 2021, pre-combination KORE and CTAC consummated the merger contemplated by the merger agreement (see Note 1 – Nature of Operations). Immediately following the Business Combination, there were 71,810,419 shares of common stock with a par value of $0.0001. Additionally, there were outstanding warrants to purchase 8,911,744 shares of common stock. Refer to “Note 12 – Warrants on Common Stock” to the condensed consolidated financial statements. The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP, see “Note 1 – Nature of Operations” to our condensed consolidated financial statements for further detail.
The most significant change in the post-combination Company’s reported financial position and results was an increase in cash, net of transactions costs paid at close, of $63.2 million including: $225.0 million in gross proceeds from the private placements (the “PIPE”), $20.0 million in proceeds from CTAC after redemptions, $95.1 million in proceeds from the Backstop Notes, and payments of $229.9 million to KORE’s preferred shareholders. Additionally, on the Closing Date, the Company repaid the Senior Secured Revolving Credit Facility with UBS of $25.0 million. The Company also repaid the outstanding related party loans due to Interfusion B.V and T-Fone B.V. of $1.6 million. Refer to “Note 8 –Short Term and Long-Term Debt” and “Note 14 – Related Party Transactions,” to the condensed consolidated financial statements.
The Company incurred $24.2 million in transaction costs relating to the Business Combination on the Closing Date, of which $24.1 million has been recorded against additional paid-in capital in the condensed consolidated balance sheet as of December 31, 2021.
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
NOTE 5 – RIGHT-OF USE ASSETS AND LEASE LIABILITIES
The Company leases real estate, computer hardware and vehicles for use in our operations under both operating and finance leases. Our leases have remaining lease terms ranging from 1 year to 10 years, some of which include options to extend the term for up to 10 years, and some of which include options to terminate the leases. The Company includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. For the majority of leases entered into during the current period, we have concluded it is not reasonably certain that we would exercise the options to extend the lease or terminate the lease early. Therefore, as of the lease commencement date, our lease terms generally do not include these options. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life or the remaining term of the lease. Our leasehold improvements have lives ranging from 1 year to 8 years . Operating and finance lease cost for the three and six months ended June 30, 2022 were as follows:

(in 000’ USD)	Classification in Statement of operations	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Operating lease cost	Selling, general and administrative	$874	$1,718
Finance lease cost
Amortization of leased assets	Depreciation and amortization	98	98
Interest on lease liabilities	Interest expense	5	5
Total net lease cost		$977	$1,821

Rent expense for the three and six months ended June 30, 2021, was $0.7 million and $1.4 million, respectively.
Supplemental disclosure for the balance sheet related to finance leases were as follows:

(in 000’ USD)	At June 30, 2022
Assets
Finance lease right-of-use assets included in property and equipment, net	$305
Liabilities
Current portion of finance lease liabilities included in accrued liabilities	$123
Non-current portion of finance lease liabilities included in other long-term liabilities	182
Total finance lease liabilities	$305
The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

At June 30, 2022
Weighted average remaining lease term (in years)
Operating leases	6.5
Finance leases	0.63
Weighted average discount rate:
Operating leases	7.2%
Finance leases	1.2%

The future minimum lease payments under operating and finance leases at June 30, 2022 for the next five years are as follows:

	Operating Leases	Finance Leases
(in ‘000 USD)	Amount	Amount
From July 1, 2022 to December 31, 2022	$1,002	$67
2023	2,107	132
2024	1,466	110
2025	1,307	24
2026	1,038	—
Thereafter	4,236	—
Total minimum lease payments	11,156	333
Interest expense	(2,540)	(28)
Total	$8,616	$305

NOTE 6 – ACQUISITIONS AND DIVESTITURES
BMP Business Combination
On February 16, 2022, the Company acquired 100% of the outstanding share capital of Business Mobility Partners, Inc. and Simon IoT LLC ("Simon IoT"), collectively, the “Acquired Companies” or “BMP Acquisition” which are industry-leading mobility service providers, to expand the Company’s services and solutions within the healthcare and life sciences industries (the “BMP Business Combination Agreement”).
The transaction was funded by available cash and the issuance of the Company’s shares. Transaction costs for legal consulting, accounting, and other related costs incurred in connection with the acquisition of the Acquired Companies were $1.7 million. Included in the three and six months ended June 30, 2022, were $0 million and $1.4 million of transaction costs, which were included in selling, general and administrative expenses in the Company's consolidated statement of operations.
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

(in '000 USD)	Fair Value
Cash, (net of closing cash of $1,995) and working capital adjustments	$46,002
Fair value of KORE common stock issued to sellers (4,212,246 shares)	23,295
Total consideration	$69,297
Assets acquired:
Accounts receivable	3,303
Inventories	1,323
Prepaid expenses and other receivables	976
Property and equipment	201
Intangible assets	28,664
Total Assets acquired	34,467
Liabilities assumed:
Deferred tax liabilities	7,391
Accounts payable and accrued liabilities	2,638
Liabilities assumed	10,029
Net identifiable assets acquired	24,438
Goodwill (excess of consideration transferred over net identifiable assets acquired)	$44,859

During the three months ended June 30, 2022, the Company paid a working capital adjustment of $0.9 million.
Goodwill represents the future economic benefits that we expect to achieve as a result of the acquisition of the Acquired Companies. A portion of the goodwill resulting from the acquisition is deductible for tax purposes.
The BMP Business Combination Agreement contains customary indemnification terms. Under the BMP Business Combination Agreement, a portion of the cash purchase price, approximately $3.45 million paid at closing is being held in escrow, for a maximum of 18 months from the closing date, to guarantee performance of general representations and warranties regarding closing amounts and to indemnify the Company against any future claims. The financial results of the Acquired Companies are included in the Company’s consolidated statements of operations from the date of acquisition. For the three months ended June 30, 2022, the amounts of revenue and net income included in the Company’s consolidated statements of operations were $15.0 million and $3.2 million, respectively. For the six months ended June 30, 2022, the amounts of revenue and net income included in the Company’s consolidated statements of operations were $20.8 million and $4.7 million, respectively.
Unaudited pro forma information
Had the acquisition of the Acquired Companies been completed on January 1, 2021, net revenue would have been $70.4 and $68.2 million and the net loss would have been $11.1 and $5.9 million for the three months ended June 30, 2022 and 2021, respectively.
Had the acquisition of the Acquired Companies been completed on January 1, 2021, net revenue would have been $145.0 and $129.0 million and the net loss would have been $20.3 and $7.6 million for the six months ended June 30, 2022 and 2021, respectively.
This unaudited pro forma financial information presented is not necessarily indicative of what the operating results actually would have been if the acquisition had taken place on January 1, 2021, nor is it indicative of future operating results. The pro forma amounts include the historical operating results of the Company prior to the acquisition, with adjustments factually supportable and directly attributable to the acquisition, primarily related to transaction costs, and the amortization of intangible assets.
The pro forma net loss for the three and six months ended June 30, 2021 includes a non-recurring pro forma adjustment relating to the acquisition-related costs of $1.7 million.

NOTE 7 – GOODWILL
The Company’s goodwill consists of following:

(in ‘000 USD)	Amount
At December 31, 2021	$381,962
Acquisitions	44,859
Currency translation	(695)
At June 30, 2022	$426,126
NOTE 8 – SHORT-TERM AND LONG-TERM DEBT
Senior Secured Term Loan —UBS
On December 21, 2018, the Company entered into a credit agreement with UBS that consisted of a term loan of $280.0 million as well as a senior secured revolving credit facility with UBS (the “Senior Secured UBS Term Loan”, and together with the senior secured revolving credit facility, the “Credit Facilities”). The Senior Secured UBS Term Loan required quarterly principal and interest payments of LIBOR plus 5.5%. All remaining principal and interest payments are due on December 21, 2023.
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
The term loan agreement limits cash dividends and other distributions from the Company’s subsidiaries to the Company and restricts the Company’s ability to pay cash dividends to its shareholders. The term loan agreement contains, among other things, financial covenants related to maximum total debt to adjusted EBITDA ratio and a minimum total leverage ratio. The Company was in compliance with these covenants as of June 30, 2022 and December 31, 2021. The credit agreement is substantially secured by all the Company’s assets.
The Company’s principal outstanding balances on the Senior Secured UBS Term Loan were $304.2 and $305.8 million as of June 30, 2022 and December 31, 2021, respectively.
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
The obligations of the Company and the obligations of the guarantors under the Credit Facilities are secured by first priority pledges of and security interests in (i) substantially all of the existing and future equity interests of KORE Wireless Group Inc. and each of its subsidiaries organized in the U.S., as well as 65% of the existing and future equity interests of certain first-tier foreign subsidiaries held by the borrower or the guarantors under the Credit Facilities and (ii) substantially all of the KORE Wireless Group Inc.’s and each guarantor’s tangible and intangible assets, in each case subject to certain exceptions and thresholds.
As of June 30, 2022, and December 31, 2021, no outstanding amounts were drawn on the revolving credit facility.

Bank Overdraft Facility—BNP Paribas Fortis N.V.
On October 8, 2018, a Belgium subsidiary of the Company entered into a €250,000 bank overdraft facility with BNP Paribas Fortis, (the “Bank Overdraft Facility”). Borrowings under the Bank Overdraft Facility have an indefinite term. Borrowings under the Bank Overdraft Facility bear interest at a floating rate which is a base rate plus an applicable margin of up to 2.0%. The base fee amounts to 9.40% as of June 30, 2022 and is variable. Any overages are charged against a percentage of 6% on a yearly basis. There is no commitment fee payable for the unused balance of the Bank Overdraft Facility.
As of June 30, 2022, and December 31, 2021, the Company had €0 drawn on the Bank Overdraft Facility.
Backstop Agreement
On September 30, 2021, KORE Wireless Group Inc. issued $95.1 million in senior unsecured exchangeable notes due in 2028 (the “Backstop Notes”) to affiliates of Fortress Credit Corp. (“Fortress”) pursuant to the terms of the backstop agreement (the “Backstop Agreement”), dated July 27, 2021, by and among KORE Wireless Group Inc. and Fortress. The Backstop Notes were issued pursuant to an indenture (the “Indenture”), dated September 30, 2021, by and among the Company, KORE Wireless Group Inc. and Wilmington Trust, National Association, as trustee, as amended and restated on November 15, 2021. On October 28, 2021, KORE Wireless Group issued an additional $24.9 million in additional notes (the “Additional Notes” and together with the Backstop Notes, the “Notes”) to Fortress, pursuant to the terms of an exchangeable notes purchase agreement (the “Exchangeable Notes Purchase Agreement”), dated October 28, 2021, by and among KORE Wireless Group Inc., the Company and Fortress. The Additional Notes were issued pursuant to the Indenture and contain identical terms to the Backstop Notes. The Notes were issued at par, have a maturity of seven years, bearing interest at the rate of 5.50% per annum which is paid semi-annually, March 30 and September 30 of each year, beginning on March 30, 2022. The Notes are guaranteed by the Company and are exchangeable into common stock of the Company at $12.50 per share (the “Base Exchange Rate”) at any time at the option of Fortress. At the Base Exchange Rate, the Notes are exchangeable into approximately 9.6 million shares of common stock. As of June 30, 2022, the value of the approximately 9.6 million shares underlying the Notes is less than the fair value of the Notes. The Base Exchange Rate may be adjusted for certain dilutive events or change in control events as defined by the Indenture (the “Adjusted Exchange Rate”). Additionally, if after the 2-year anniversary of September 30, 2021, the Company’s shares are trading at a defined premium to the Base Exchange Rate or applicable Adjusted Exchange Rate, the Company may redeem the Notes for cash, force an exchange into shares of its common stock at an amount per share based on a time-value make whole table, or settle with a combination of cash and an exchange (the “Company Option”). As consideration for Fortress entering into that certain commitment letter (the “Commitment Letter”), dated as of September 21, 2021, the Sponsor contributed 100,000 shares of common stock of the Company to LLC Merger Sub, which were transferred by LLC Merger Sub to Fortress, as a commitment fee, pursuant to the terms and upon the conditions set forth in the Commitment Letter. Prior to the implementation of ASU 2020-06, since the Company could use the Company Option to potentially settle all or part of the Notes for the cash equivalent of the fair value of the common stock for which the Notes may be exchanged, a portion of the proceeds of the Notes were required to be allocated to equity, based on the estimated fair value of the Notes had they not contained the exchange features. ASU 2020-06, simplifies and amends the cash conversion guidance so that the Company is no longer required to allocate to equity the estimated fair value of the Notes had they not contained the exchange features. Refer to “Note 2- Summary of Significant Accounting policies – Recently Adopted Accounting Pronouncements” to the condensed consolidated financial statements for a summary of the effects of the adoption of ASU 2020-06. The unamortized discount and issuance costs will be amortized through September 30, 2028. The effective interest rate after the adoption of ASU 2020-06 for the Additional Notes is 5.9% and 6.1% respectively.
The Backstop Agreement and the Exchangeable Notes Purchase Agreement each contain a customary six-month lock up following the Closing, which prohibits Fortress from hedging the Notes by short selling the Company’s common stock or hedging the Notes via the Company’s warrants or options.
The Indenture contains, among other things, financial covenants related to maximum total debt to adjusted EBITDA ratio. The Company was in compliance with these covenants as of June 30, 2022 and December 31, 2021.

The table below outlines the principal balances and net carrying amounts outstanding of the Notes:

(in ‘000 USD)	Post ASU 2020-06 At June 30, 2022	Pre ASU 2020-06 At December 31, 2021
Principal balances outstanding	$120,000	$120,000
Net of unamortized debt issuance costs	2,662	2,458
Net of unamortized equity component costs	—	15,517
Net carrying amount(1)	$117,338	$102,025
(1)Due to the adoption of ASU 2020-06 the net carrying amount of the Notes changed. Refer to “Note 2-Summary of Significant Accounting policies – Recently Adopted Accounting Pronouncements” to the condensed consolidated financial statements for a summary of the effects of the adoption of ASU 2020-06.
NOTE 9 – INCOME TAXES
The Company determines its estimated annual effective tax rate at the end of each interim period based on estimated pre-tax income (loss) and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income (loss) at the end of each interim period with certain adjustments. The tax effects of significant unusual or extraordinary items are reflected as discrete adjustments in the periods in which they occur. The Company’s estimated annual effective tax rate can change based on the mix of jurisdictional pre-tax income (loss) and other factors. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three and six months ended June 30, 2022, and 2021, the Company determined that its annual effective tax rate approach would provide for a reliable estimate and therefore used this method to calculate its tax provision.
The Company’s effective income tax rate was 19.9% and 27.8% for the three months ended June 30, 2022, and 2021, respectively. The Company’s effective income tax rate was 19.4% and 33.0% for the six months ended June 30, 2022, and 2021, respectively. The effective income tax rate for the three and six months ended June 30, 2022, and 2021 differed from the federal statutory rate primarily due to the geographical mix of earnings and related foreign tax rate differential, permanent differences, research and development tax credits, and the valuation allowance maintained against certain deferred tax assets.
The Company’s income tax benefit was $2.8 million and $2.7 million for the three months ended June 30, 2022, and 2021, respectively. The Company’s income tax benefit was $5.3 and $3.9 million for the six months ended June 30, 2022, and 2021, respectively. The change in the income tax benefit for the six months ended June 30, 2022 compared to the six months ended 2021 was primarily due to changes in the jurisdictional mix of earnings and the impact of the change in fair value of warrant liability which is not taxable.
NOTE 10 – TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
The Company operates subject to the terms and conditions of the Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) dated September 30, 2021. Prior to the Business Combination, pre-combination KORE had a different capital structure comprised of several classes of preferred stock and warrants. As a result of the Business Combination, these were settled; however, the Company believes a continued discussion is beneficial to readers of the Company’s unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 and June 30, 2021.
As of June 30, 2022, the Company authorized up to 350,000,000 shares of capital stock, consisting of 315,000,000 shares of common stock and 35,000,000 shares of preferred stock. As of June 30, 2022, 76,239,989 shares of common stock and no shares of preferred stock were issued and outstanding.
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
Pre-Combination Kore Series B Preferred Stock
Prior to the Business Combination, the board of pre-combination KORE authorized up to 9,090,975 Series B preferred shares. Series B preferred shareholders were entitled to receive a cumulative preferred dividend at the rate of ten percent 10% per year on the sum of the unreturned par value plus unpaid preferred dividends through the date of such distribution on a pari passu basis with Series A and Series A-1 shareholders and in preference to all other shareholders. On or after October 11, 2018, the Company had the option to redeem the Series B Preferred shares for par value plus unpaid preferred dividends. Because the controlling shareholder was the majority holder of Series B preferred shares, the Company redemption option functioned as a holder put option. Accordingly, the Company determined that the option could result in a redemption that is not solely within the control of the Company. Therefore, the Series B Preferred stock was classified outside of permanent equity (i.e., temporary equity) and presented at its redemption value each period. Upon closing of the Business Combination, all Series B preferred shares were settled with a redemption value of $97.8 million. Certain Series B preferred shareholders elected to received shares of common stock of the Company in lieu of cash.
As a result of the Business Combination on September 30, 2021, all classes of the pre-combination KORE’s preferred shares were settled for cash or converted into common stock. As a result, no accumulated or distributed earnings were accrued or paid after September 30, 2021.
A summary of the accumulated but unpaid preferred dividends for the Series A, Series A-1 and Series B preferred shares as of June 30, 2021, is as follows:

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
NOTE 11 – STOCK-BASED COMPENSATION
Share-Based Compensation Plans
The Company has granted stock options and restricted stock units (“RSUs”) to certain of our employees and directors pursuant to our stock incentive plans. Stock options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. An RSU is a contractual right to receive one share of our common stock in the future, and the fair value of the RSU is based on our share price on the grant date.
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
The Company also grants performance-based RSUs that vest subject to the achievement of specified performance goals within a specified time-frame. The performance-based RSUs contain provisions that increase or decrease the number of RSUs that ultimately vest, depending upon the level of performance achieved.
The Company has also granted RSUs that vest based upon the price of our common stock, which is a market condition. The fair value of awards that contain a market-based condition is estimated using a lattice model to analyze the fair value of the subject shares. The lattice model utilizes multiple stock paths, which are analyzed to determine the fair value of the subject shares.
Stock Options
Pre-Combination Kore 2014 Equity Incentive Plan
During 2020, pre-combination KORE granted awards to certain employees and pre-combination KORE board members. Under pre-combination KORE’s 2014 Equity Incentive Plan (the “2014 Plan”), the board of pre-combination KORE was authorized to grant stock options to eligible employees and directors of pre-combination KORE. The fair value of the options was expensed on a straight-line basis over the requisite service period, which was generally the vesting period. The Plan was terminated on September 30, 2021 in conjunction with the Business Combination.
As of December 31, 2020, and June 30, 2021 there were 432,500 stock options outstanding with a weighted average grant date fair value of $15.45, a weighted average exercise price of $141.53 and a weighted average remaining contractual term of 7.2 years.
The following is a summary of the Company’s share-based compensation expense related to stock options during the reporting periods shown below:

	For the three months ended	For the six months ended
	June 30,
(in ‘000 USD)	2021	2021
Total Stock Compensation Expense	$315	$630

As of June 30, 2021, the total unrecognized compensation costs related to outstanding stock options was $2.8 million, which was expected to be recognized over a weighted-average period of 2.2 years.
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
The following table summarizes RSU activity during the reporting periods shown below:

	Number of Awards outstanding (in Thousands)	Weighted- Average grant date fair value (per share)	Aggregate Intrinsic Value (in Thousands)
Unvested RSUs at December 31, 2021	—	$—	—
Granted	5,690	6.28	35,731
Vested	—	—	—
Forfeited and canceled	(158)	6.97	(1,104)
Unvested RSUs at June 30, 2022	5,532		34,627
During the three and six months ended June 30, 2022, respectively the Company granted 0.3 million and 3.9 million RSUs that vest based on the passage of time.
The actual number of performance-based RSUs that could vest will range from 0% to 150% of the 1.6 million unvested RSUs granted, depending upon our level of achievement with respect to the performance goals. During the three and six months ended June 30, 2022, respectively, the Company granted zero and 1.6 million, respectively, of performance based RSUs.
In addition, the Company granted approximately 0.2 million RSUs, which vest based on the Company’s stock price attaining a closing price equal to or greater than $13, $15, or $18 per share over any 20 trading days within any 30 consecutive trading day period. The fair value of these RSUs is estimated using a lattice model. Significant inputs used in our valuation of these RSUs included the following:

	For the three months ended	For the six months ended
June 30,
	2022	2022
Expected volatility	57.1%-75.2%	57.1%-75.2%
Risk-free interest rate	1.37%-2.09%	1.37%-2.09%
The following is a summary of the Company’s share-based compensation expense related to RSUs during the reporting periods shown below:

	For the three months ended	For the six months ended
	June 30,
(in ‘000 USD)	2022	2022
Total Stock Compensation Expense	$2,501	4,551

As of June 30, 2022, the total unrecognized compensation costs related to outstanding RSUs were $30.1 million, which is expected to be recognized over a weighted-average period of 2.8 years.
NOTE 12 – WARRANTS ON COMMON STOCK
Prior to the Business Combination, pre-combination Kore had a different capital structure comprised of several classes of preferred stock and warrants. As a result of the Business Combination, the preferred stock and warrants were settled; however, the Company believes a continued discussion is beneficial to readers of the Company’s unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 and June 30, 2021.
Pre-Combination KORE Warrants
Prior to the Business Combination, in connection with the sale of Series B preferred stock, pre-combination KORE issued warrants (“KORE Warrants”) for the purchase of common stock at an exercise price of $0.01 per warrant. As of June 30, 2022, and December 31, 2021, there were no KORE Warrants issued and outstanding, respectively. Upon closing of the Business Combination, all KORE Warrants were exercised and converted into 1,365,612 shares of common stock.
Pre-combination KORE evaluated the KORE Warrants for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging. Based on the provisions governing the warrants in the applicable agreement, the Company determined that the KORE Warrants met the criteria and were required to be classified as a liability subject to the guidance in ASC 815-10 and 815-40.
Initial Measurement—The KORE Warrants were initially measured at fair value. The estimated fair value of the warrants prior to entering into an Agreement and Plan of Merger with CTAC on March 12, 2021, was determined to be a Level 3 fair value measurement. The fair value of each KORE Warrant was approximately the fair value per share of common stock. The aforementioned warrant liabilities related to KORE Warrants are not subject to qualified hedge accounting.
Subsequent Measurement—The KORE Warrants were converted to common stock through the Business Combination and are no longer outstanding.
Public Warrants
As part of CTAC’s initial public offering (the “CTAC IPO”) in 2020, CTAC issued warrants to third party investors, and each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Subsequent to the Business Combination, 8,638,966 Public Warrants remained outstanding as of June 30, 2022.
The Public Warrants may only be exercised for a whole number of common shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the proposed public offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the common shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company completed its public offering on September 30, 2021 and filed an effective registration statement (form S-1) under the Securities Act covering the common shares which was effective on December 20, 2021, as subsequently amended by a post-effective amendment that was declared effective on May 12, 2022. The Company plans to make commercially reasonable efforts to maintain the effectiveness of such registration statement and a current prospectus relating to those common shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if the common shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
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
Private Placement Warrants
As part of CTAC’s IPO in 2020, CTAC completed the private sale of warrants (“Private Placement Warrants”), and each Private Placement Warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. Subsequent to the Business Combination, 272,778 Private Placement Warrants remained outstanding as of June 30, 2022.
The Private Placement Warrants and the common shares issuable upon exercise of the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination (except pursuant to limited exceptions to the Company’s officers and directors and other persons or entities affiliated with the initial purchasers of the Private Placement Warrants) and they will not be redeemable by the Company (except as subject to certain conditions when the price per common share equals or exceeds $10.00) so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrant.
The Company evaluated the Private Placement Warrants for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging. Based on the provisions governing the warrants in the applicable agreement, the Company determined that the Private Placement Warrants met the criteria and were required to be classified as a liability subject to the guidance in ASC 815-10 and 815-40.
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
As of June 30, 2022, the aggregate value of the Private Placement Warrants was $0.2 million based on the closing price of KORE.WS on that date of $0.56.
Subsequent Measurement—Private Placement Warrants
The Private Placement Warrants are measured at fair value on a recurring basis based on the closing price of KORE.WS on the relevant date.
The change in fair value of the warrant liability for the three months ended June 30, 2022, and 2021, resulted in a gain of $0.1 and a loss of $0.0 million, respectively. The change in fair value of the warrant liability for the six months ended June 30, 2022, and 2021, resulted in a gain of $0.1 million and $2.4 million, respectively.
NOTE 13 – NET LOSS PER SHARE
The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method requires income available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The two-class method also requires losses for the period to be allocated between common and participating securities based on their respective rights if the participating security contractually participates in losses. As holders of participating securities do not have a contractual obligation to fund losses, undistributed net losses are not allocated to Series A, Series A-1, Series B and Series C preferred shares for purposes of the loss per share calculation. Earnings per share calculations for all periods prior to the Business Combination have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the Business Combination Agreement. Certain of pre-Combination Kore’s preferred shares had contractual rights that allowed them to receive a premium upon conversion of the preferred shares into common stock. For the three and six months ended June 30, 2021, the Company did not incur premiums on conversion of pre-Combination Kore’s preferred shares into common shares. Refer to “Note 10—Temporary Equity and Stockholder’s Equity” to the condensed consolidated financial statements for further detail regarding the contractual rights of the Company’s preferred shares.
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the periods ended:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in 000’ USD, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net loss attributable to the Company	$(11,141)	$(6,885)	$(22,048)	$(7,966)
Less cumulative earnings to preferred shareholder	—	(7,532)	—	(14,925)
Net loss attributable to common stockholders	(11,141)	(14,417)	(22,048)	(22,891)
Denominator:
Weighted average common shares and warrants outstanding*
Basic (in number)	76,239,989	31,647,131	75,146,201	31,647,131
Diluted (in number)	76,239,989	31,647,131	75,146,201	31,647,131
Net loss per unit attributable to common stockholder
Basic	$(0.15)	$(0.46)	$(0.29)	$(0.72)
Diluted	$(0.15)	$(0.46)	$(0.29)	$(0.72)
*The KORE warrants have been treated as outstanding common shares in the weighted average common shares and warrants outstanding for the three months and six months ended June 30, 2021.
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	For the three months ended		For the six months ended
(Number of shares)	June 30,		June 30,
	2022	2021	2022	2021
Series C Convertible Preferred Stock	—	2,520,368	—	2,520,368
Stock Options	—	432,500	—	432,500
Common stock issued under the Backstop Agreement	9,600,031	—	9,600,031	—
Restricted stock grants with only service conditions	3,441,651	—	3,275,885	—

NOTE 14 – SUBSEQUENT EVENTS
The Company has completed an evaluation of all subsequent events through August 11, 2022 to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements and events which occurred but were not recognized in the condensed consolidated financial statements. Except as described below, the Company has concluded that no subsequent event has occurred that requires disclosure.
On July 10, 2022, the Company entered into an agreement which extended the term of and added additional premises to the lease at the Company’s Rochester location. This agreement resulted in an additional right-of-use asset and operating lease liability of $3.1 million.
On August 3, 2022, the Company entered into a Premium Finance Agreement for approximately $3.6 million over twenty months at 4.6%.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
KORE’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of KORE Group Holdings, Inc. should be read together with our audited condensed consolidated financial statements as of December 31, 2021, and 2020 and for the years ended December 31, 2021, 2020 and 2019 and unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 and June 30, 2021, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors”. Unless the context otherwise requires, all references in this section to “the Company” “KORE,” “us,” “our” or “we” refer to Maple Holdings, Inc. prior to the Business Combination, and to KORE Group Holdings, Inc. following the consummation of the Business Combination on September 30, 2021.
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
Example customer use cases across our five key verticals are illustrated below:
•Connected Health: Remote patient monitoring and telemedicine enabled by connected medical devices, IoT device enabled clinical drug trials, mPERS connected emergency devices, connected medical equipment diagnostics, electronic visit verification.
•Fleet Management: Stolen vehicle recovery location tracking, connected cameras for tracking vehicle driving conditions and driver behavior, connected route optimization, fuel consumption optimization, connected preventive maintenance, usage-based insurance, connected cars.
•Asset Monitoring: Home/business security sensor and camera solutions, offender tracking through ankle bracelets, tank monitoring, supply chain inventory and asset tracking, fuel pipeline flow monitoring.
•Communication Services: IoT and consumer service providers, carrier IoT business units, enterprise connectivity / failsafe, private networking—we may provide Connectivity Enablement as a Service for some of these customers.
•Industrial IoT: Smart utilities / meters, smart cities / buildings, smart factories, field service automation, manufacturers of smart or connected products providing global connectivity to devices across the globe, over different networks and protocols is a highly complex undertaking.
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
Successful deployment of IoT Solutions is extremely complex; notably, some of the significant challenges in IoT deployment include:
•Lack of readily available in-house IoT resources and expertise;
•Significant time required to get to market;

•High failure rate of IoT initiatives;
•A highly fragmented vendor landscape;
•An ecosystem that is quickly evolving and changing rapidly;
•Substantial and increasing regulatory/compliance issues;
•Interoperability and compatibility with assorted technologies.
Through early 2018, KORE has been executing a multi-year strategic transformation program to transform from a ‘connectivity only’ player to a market leading, global enabler of IoT providing IoT Connectivity, IoT Solutions and Analytics. The elements of this transformation program are building the core technology platform of the future ‘KORE One™’, building IoT Solutions products and a strategic repositioning of the Company in the market including strategic M&A. This multi-year strategic transformation program is expected to be complete by end of 2023. As a result of this transformation program:
•The Company believes KORE One is now an industry leading platform for IoT subscription and network management, and which provides us with a competitive edge in the market.
•Amongst industry analysts, KORE has continued to establish and improve its position as the only pure play IoT enabler. KORE was the only independent IoT Connectivity provider recognized as a leader in Managed IoT Connectivity by Gartner in the 2022 Magic Quadrant report for the third year in a row. The Company was also listed as a leader by IDC MarketScape, highlighting the breadth and scale of KORE’s solutions.
•KORE’s product portfolio has expanded significantly. A few years ago KORE was primarily IoT Connectivity Services focused while today its product portfolio includes IoT Solutions such as IoT Deployment Services and Security Software and Services. KORE’s IoT Connectivity Services have also become richer through the addition of the eSIMs and “Connectivity Enablement as a Service” to the IoT Connectivity Services product portfolio.
•IoT Solutions has increased as a proportion of KORE’s total revenue each year since 2018. For the three months ended June 30, 2022, and June 30, 2021, respectively, IoT Solutions represented 36% and 29% of KORE’s total revenue. For the six months ended June 30, 2022, and June 30, 2021, respectively, IoT Solutions represented 36% and 28% of KORE’s total revenue.
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
KORE’s products compete with a variety of solutions, including other Subscription-based IoT platforms and solutions. Our current competitors include:
•For IoT Connectivity—telecom carriers such as T-Mobile and Vodafone; Mobile Virtual Network Operators such as Aeris and Wireless Logic; and
•For IoT Solutions and Analytics—device management services providers such as Velocitor and Futura, fleet management SaaS providers such as Fleetmatics and GPS Trakit, and analytics services providers such as Galooli and Intellisite. KORE has made several key acquisitions that have enhanced solutions to new and existing customers.
Trends Affecting Our Business
All of the markets in which we operate are characterized by rapid technological change, frequent introductions of new products, services and solutions and evolving customer demands. The Company expect our market to be competitive especially with the focus on IoT with the development and deployment of 5G technologies. In addition, we are affected by changes in the many industries related to the products or services we offer, including the fleet management, connected biomedical devices and home security industries. As the technologies used in each of these industries evolves, we will face new integration and competition challenges.
Our ability to expand our business through new solutions and penetration into new sectors
The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. The Company relies primarily on trademark, copyright, trade secret and other intellectual property laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. The growing number of IoT, eSIM and 5G use cases presents opportunity for us to deliver critical solutions in these rapidly growing industries. The Company expects that product offerings such as the highly scalable KORE One platform and the growth of eSIMs will position us for growth in the connectivity market.
Our growth strategy consists of the following:
•Organic volume growth—leveraging the strong IoT industry growth expressed in terms of our customers’ revenue, device and data usage growth, while continuing to maintain high customer retention
•Cross-sell and upsell—selling KORE’s growing portfolio of IoT Solutions developed during the prior two years and going-forward, to our large base of connectivity services only customers
•Deepening our presence in focused industry sectors—developing more of a vertical orientation in our business and deepening industry domain knowledge that will in turn allow the development and deployment of pre-configured industry solutions
•Enhancing AIoT (Artificial Intelligence + IoT) and Edge Analytics capabilities
•Strategic acquisitions that will allow KORE to expand our IoT Solutions and advanced IoT connectivity capabilities while ensuring a highly disciplined use of capital for such acquisitions
The Company operate in a highly competitive market
The market for KORE’s products and solutions is rapidly evolving and highly competitive. It is likely to continue to be affected by new product introductions and industry participants. The unique expertise required to design its product offerings and customers’ reluctance to try unproven products has confined the number of competing firms to a relatively small number.
KORE competes in the IoT connectivity market on the basis of the following factors:
•The number of carrier integrations (44)
•KORE One platform (7 engines)
•ConnectivityPro service and related APIs
•eSIM technology stack/ proprietary IP
•Hypercore technology
KORE competes in the IoT Solutions market on the basis of the following factors:
•Deep industry vertical knowledge and experience (e.g., in Connected Health through FDA, HIPAA, ISO 9001/13485 compliance)
•Breadth of solutions and analytics services
•3,000+ connectivity-only customers for cross-sell opportunities
While the abovementioned factors provide KORE with certain competitive advantages, KORE’s market is highly competitive, and we expect it to continue to be so especially with the greater focus on the IoT market through the development and deployment of 5G technologies.

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

COVID-19
In March 2020, the World Health Organization declared the outbreak of the COVID-19 a global pandemic, which has resulted in significant disruption and uncertainty in the global economic markets, and which in turn has impacted our business as well as most other businesses. Given the amount of uncertainty currently regarding the scope and duration of the COVID-19 pandemic, we are currently unable to predict the precise impact that COVID-19 pandemic will have on our business, financial condition and results of operations in the future. As of the date of this filing, the Company has experienced certain negative impacts from the pandemic, such as the loss of multiple smaller customers that experienced financial distress, resulting in payment delays and a reduction in revenue from those customers. Overall, as of the date of this filing, COVID-19 has not had a significant negative impact on the Company’s results of operations, as evidenced by factors such as continued revenue growth for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021.
The Company believes COVID-19’s continued impact on our business, financial condition and results of operations will be driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic, including the timing of availability of a treatment or vaccine for COVID-19; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and path of economic recovery; and the negative impact on our clients, counterparties, vendors and other business partners that may indirectly adversely affect us.
Operating Segments
The Company has determined that we operate in a single operating and reportable segment, consistent with how our chief operating decision maker (“CODM”) allocates resources and assesses performance.
Components of Results of Operations
Revenue
The Company derives revenue from:
•Services: IoT Connectivity services and IoT Solutions services.
•Products: SIMs (IoT Connectivity) and IoT devices (IoT Solutions).
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
Operating expenses
The Company incurs expenses associated with sales, marketing, customer support, and administrative activities related to the operation of our business, which are generally included as part of selling, general and administrative expenses. The Company also incurs significant charges for depreciation and amortization of our intangible assets (including intangible assets we acquired or developed), other acquired intellectual property, as well as our fixed assets which support the deployment of our IoT Connectivity services and IoT Solutions services. The Company also incurs engineering expenses developing and supporting the operation of our communications systems and the early stage engineering work on new products and services that are not yet determined to be technologically feasible.
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
The revenue included in the current period excludes revenue from (i) customers that are non go-forward customers, meaning customers that have either communicated to KORE before the last day of the current period their intention not to provide future business to KORE or customers that KORE has determined are transitioning away from KORE based on a sustained multi-year time period of declines in revenue and (ii) new customers that started generating revenue after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended June 30, 2022, we divide (i) revenue, for the trailing 12 months ended June 30, 2022, from go-forward customers that started generating revenue on or before June 30, 2021 by (ii) revenue, for the trailing 12 months ended June 30, 2021, from the same cohort of customers. For the purposes of calculating DBNER, if KORE acquires a company during the given period or the base period, then the revenue of a customer before the acquisition but during either the given period or the base period is included in the calculation. Further, it is often difficult to ascertain which customers should be deemed not to be go-forward customers for purposes of calculating DBNER. Customers are not required to give notice of their intention to transition off of the KORE platform, and as discussed above in “Information about KORE-Customer and Key Partners”, a customer’s exit from the KORE platform can take months or longer, and total connections of any particular customer can at any time increase or decrease for any number of reasons, including pricing, customer satisfaction or product fit—accordingly, a decrease in total connections may not indicate that a customer is intending to exit the KORE platform, particularly if that decrease is not sustained over a period of several quarters. DBNER would be lower if it were calculated using revenue from non go-forward customers.

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
Results of Operations for the three and six months ended June 30, 2022, and 2021
Revenue
The table below presents our revenue for the three and six months ended June 30, 2022 and 2021, respectively, together with the percentage of total revenue represented by each revenue category:

	For the three months ended June 30,				Change
(in ‘000 USD)	2022		2021		$	%
Services	$47,778	68%	$46,375	76%	$1,403	3%
Products	22,575	32%	14,368	24%	8,207	57%
Total Revenue	$70,353	100%	$60,743	100%	$9,610	16%

	For the six months ended June 30,
(in ‘000 USD)	2022		2021		$	%
Services	$95,284	68%	$91,437	79%	$3,847	4%
Products	44,010	32%	24,603	21%	19,407	79%
Total Revenue	$139,294	100%	$116,040	100%	$23,254	20%
Total revenue for the three months ended June 30, 2022, increased by $9.6 million, or 16%, to $70.4 million from $60.7 million for the three months ended June 30, 2021.
Services revenue growth of $1.4 million was driven by the growth in IoT Connectivity services revenue of $2.2 million which was partially offset by the decline of IoT Solutions services revenue of $0.7 million. IoT Connectivity services revenue growth of $2.2 million was driven by the organic growth of our existing IoT customers of $2.0 million as well as $2.4 million from newly acquired customers, including customers from the BMP Acquisition. These increases were offset partially by a decrease of $0.7 million in revenue from Non-Core Customers (customers lost from integration of old acquisitions in 2014-17) and the migration of customers from 2G and 3G technologies to LTE (“Long Term Evolution”) cellular technologies involving a one-time adjustment in price estimated at $0.6 million. The IoT Solutions services revenue decline of $0.7 million was due to a decrease in product deployments by KORE related to its IoT Solutions. This decline was driven by our largest customer and the conclusion of their LTE transition project.

Products revenue growth of $8.2 million was driven primarily by $12.8 million from new customers from the BMP Acquisition offset by a $4.6 million decline from existing IoT customers. Much of this decline came from our largest customer and the conclusion of their LTE transition project in early Q2 2022.
Total revenue for the six months ended June 30, 2022, increased by $23.3 million, or 20%, to $139.3 million from $116.0 million for the six months ended June 30, 2021.

Services revenue growth of $3.8 million was driven by the growth in IoT Connectivity services revenue of $5.5 million which was partially offset by the decline of IoT Solutions services revenue of $1.6 million. IoT Connectivity services revenue growth of $5.5 million was driven by the organic growth of our existing IoT customers of $4.7 million as well as $3.4 million from newly acquired customers, including customers from the BMP Acquisition. These increases were offset partially by a decrease of $1.5 million in revenue from Non-Core Customers (customers lost from integration of old acquisitions in 2014-17) and the migration of customers from 2G and 3G technologies to LTE cellular technologies involving a one-time adjustment in price estimated at $1.1 million. The services revenue decline of $1.6 million was due to a decrease in product deployments by KORE related to its IoT Solutions. This decline was driven by our largest customer and the conclusion of their LTE transition project in early Q2 2022.

Products revenue growth of $19.4 million was driven primarily by $17.6 million from new customers from the BMP Acquisition as well as growth from existing IoT customers of $1.8 million.

The table below presents how management views our revenue for the three and six months ended June 30, 2022 and 2021, respectively together with the percentage of total revenue represented by each revenue category:

	For the three months ended June 30,				Change
(in ‘000 USD)	2022		2021		$	%
IoT Connectivity	$44,678	64%	$43,328	71%	$1,350	3%
IoT Solutions	25,675	36%	17,415	29%	8,260	47%
Total Revenue	$70,353	100%	$60,743	100%	$9,610	16%

	For the six months ended June 30,
(in ‘000 USD)	2022		2021		$	%
IoT Connectivity	$88,776	64%	$84,048	72%	$4,728	6%
IoT Solutions	50,518	36%	31,992	28%	18,526	58%
Total Revenue	$139,294	100%	$116,040	100%	$23,254	20%

	For three months ended June 30,				For six months ended June 30,
	2022		2021		2022		2021
Period End Connections	15.2	million	13.2	million	15.2	million	13.2	million
Average Connections Count for the Period	15.2	million	13.1	million	15.1	million	12.9	million
Total revenue for the three months ended June 30, 2022, increased by $9.6 million, or 16%, to $70.4 million from $60.7 million for the three months ended June 30, 2021.
IoT Connectivity growth of $1.3 million, which includes SIM revenue, was driven by the organic growth of our existing IoT customers of $0.2 million as well as $2.4 million from newly acquired customers, including customers from the BMP Acquisition. These increases were partially offset by $0.7 million from Non-Core Customers (customers lost from the integration of old acquisitions in 2014-17) as well as the migration of customers from 2G and 3G technologies to LTE cellular technologies which resulted in a one-time adjustment in price estimated at $0.6 million. Notably, most new IoT Connectivity customers relationships usually start small and often expand significantly in the first 12 to 24 months, depending on the device requiring connectivity in the use case.
KORE grew its total number of connections from 13.2 million on June 30, 2021, to 15.2 million on June 30, 2022, mostly as a result of additional connections from existing customers, which resulted in the growth of KORE IoT Connectivity revenue in the period ended June 30, 2022 with respect to the period ended June 30, 2021.
IoT Solutions growth of $8.3 million was driven primarily by $12.8 million from new customers from the BMP Acquisition offset by a $4.6 million decline from existing IoT customers. Much of this decline came from our largest customer and the conclusion of their LTE transition project in early Q2, 2022.
Total revenue for the six months ended June 30, 2022, increased by $23.3 million, or 20%, to $139.3 million from $116.0 million for the six months ended June 30, 2021.
IoT Connectivity growth of $4.7 million, which includes SIM revenue, was driven by the organic growth of our existing IoT customers of $3.9 million as well as $3.4 million from newly acquired customers, including customers from the BMP Acquisition. These increases were partially offset by $1.5 million from Non-Core Customers (customers lost from the integration of old acquisitions in 2014-17) as well as the migration of customers from 2G and 3G technologies to LTE cellular technologies which resulted in a one-time adjustment in price estimated at $1.1 million. Notably, most new IoT

Connectivity customers relationships usually start small and often expand significantly in the first 12 to 24 months, depending on the device requiring connectivity in the use case.
For the six months ended June 30, 2022, KORE grew its total number of connections from 13.2 million on June 30, 2021, to 15.2 million, mostly as a result of additional connections from existing customers, which resulted in the growth of KORE IoT Connectivity revenue in the period ended June 30, 2022, as compared to the same period ended June 30, 2021.
IoT Solutions growth of $18.5 million was mainly driven by $17.6 million from new customer from the BMP Acquisition as well as growth from existing IoT customers of $1.0 million.
KORE’s DBNER was 114% for the twelve months ended June 30, 2022, as compared to 113% for the twelve months ended June 30, 2021.
Costs of revenue, exclusive of depreciation and amortization
The table below represents our cost of revenue for the three and six months ended June 30, 2022 and June 30, 2021, respectively:

	For the three months ended June 30,				Change
(in ‘000 USD)	2022		2021		$	%
Services	$16,577	49%	$17,826	61%	$(1,249)	(7)%
Products	17,298	51%	11,511	39%	5,787	50%
Total cost of revenue	$33,875	100%	$29,337	100%	$4,538	15%

	For the six months ended June 30,
(in ‘000 USD)	2022		2021		$	%
Services	$34,105	50%	$34,037	63%	$68	—%
Products	34,741	50%	19,672	37%	15,069	77%
Total cost of revenue	$68,846	100%	$53,709	100%	$15,137	28%

	For three months ended June 30,		For six months ended June 30,
Gross margin rate	June 30, 2022	June 30, 2021	2022	2021
Services	65%	62%	64%	63%
Products	23%	20%	21%	20%
Total gross margins	52%	52%	51%	54%
Total cost of revenue for the three months ended June 30, 2022, increased by $4.5 million, or 15%, to $33.9 million from $29.3 million for the three months ended June 30, 2021.
Cost of services decreased by $1.2 million for the three months ended June 30, 2022, compared to the same period in fiscal 2021. The decrease in the cost of services was primarily driven by decrease in carrier costs. These decreases in costs, along with the increase in IoT Connectivity revenue resulted in a 3% increase in Services gross margin.

Cost of products increased $5.8 million for the three months ended June 30, 2022, compared to the same period in fiscal 2021. The increase was primarily due to the cost of devices associated with the volume growth in IoT Solutions.

During the three months ended June 30, 2022, the changes in the costs of products mentioned above, resulted in an increase in the gross margin percentage of our products business by 3% as compared to the same period in fiscal 2021.
Total cost of revenue for the six months ended June 30, 2022, increased by $15.1 million, or 28%, to $68.8 million from $53.7 million for the six months ended June 30, 2021.

Cost of services was stable for the six months ended June 30, 2022, compared to the same period in 2021. Cost of services did not increase even though Service revenue increased due to decreases in Carrier costs associated with IoT Connectivity revenue. This led to an increase in services gross margins by 1% during the period.

Cost of products increased by $15.1 million for the six months ended June 30, 2022, compared to the same period in fiscal 2021. The increase was primarily due to the cost of devices associated with the volume growth in IoT solutions.

During the six months ended June 30, 2022, the changes in the costs of products mentioned above, resulted in an increase in the gross margin percentage of our products business by 1% as compared to the same period in fiscal 2021.

The table below presents how management views our costs of revenue for the three and six months ended June 30, 2022, and 2021, respectively, exclusive of depreciation and amortization:

	For the three months ended June 30,				Change
(in ‘000 USD)	2022		2021		$	%
IoT Connectivity	$15,453	46%	$17,826	61%	$(2,373)	(13)%
IoT Solutions	18,422	54%	11,511	39%	6,911	60%
Total cost of revenue	$33,875	100%	$29,337	100%	$4,538	15%

	For the six months ended June 30,
(in ‘000 USD)	2022		2021		$	%
IoT Connectivity	$32,323	47%	$34,037	63%	$(1,714)	(5)%
IoT Solutions	36,523	53%	19,672	37%	16,851	86%
Total cost of revenue	$68,846	100%	$53,709	100%	$15,137	28%

	For the three months ended June 30,		For the six months ended June 30,
Gross margin rate	2022	2021	2022	2021
IoT Connectivity	65%	59%	64%	60%
IoT Solutions	28%	34%	28%	39%
Total gross margins	52%	52%	51%	54%
Total cost of revenue for the three months ended June 30, 2022, increased by $4.5 million, or 15%, to $33.9 million from $29.3 million for the three months ended June 30, 2021.
Cost of IoT Connectivity decreased by $2.4 million for the three months ended June 30, 2022, compared to the same period in fiscal 2021. This was driven by decreases in carrier costs associated with the growth in IoT Connectivity revenue. These decreases in carrier costs, along with the increase in IoT Connectivity revenue resulted in a 6% increase in IoT Connectivity gross margins during the period.
Cost of IoT Solutions increased by $6.9 million for the three months ended June 30, 2022, compared to the same period in fiscal 2021. This was primarily driven by increased cost of device and labor associated with the volume growth in IoT Solutions, and in particular the hardware increases.

During the three months ended June 30, 2022, the changes in the costs of IoT Solutions mentioned above, resulted in a decline in the gross margin percentage of our IoT Solutions business by 6% as compared to the same period in fiscal 2021.
Total cost of revenue for the six months ended June 30, 2022, increased by $15.1 million, or 28%, to $68.8 million from $53.7 million for the six months ended June 30, 2021.

Cost of IoT Connectivity decreased by $1.7 million for the six months ended June 30, 2022, compared to the same period in fiscal 2021. This was driven by decrease in carrier costs associated with the growth in IoT Connectivity revenue. These decreases in carrier costs, along with the increase in IoT Connectivity revenue resulted in a 4% increase in IoT Connectivity gross margins during the period.

Cost of IoT Solutions increased by $16.9 million for the six months ended June 30, 2022, compared to the same period in fiscal 2021. This was primarily driven by increased cost of device and labor associated with the volume growth in IoT Solutions, in particular the hardware increases.

During the six months ended June 30, 2022, the changes in the costs of IoT Solutions mentioned above, resulted in a decline in the gross margin percentage of our IoT Solutions business by 11% as compared to the same period in fiscal 2021.
Selling, general and administrative expenses

	For the three months ended June 30,		Change
(in ‘000 USD)	2022	2021	$	%
Selling, general, and administrative	$29,413	$23,004	$6,409	28%

	For the six months ended June 30,		Change
(in ‘000 USD)	2022	2021	$	%
Selling, general, and administrative	$57,042	$40,525	$16,517	41%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses.

The $6.4 million increase in SG&A expenses for the three months ended June 30, 2022, compared to the same period in fiscal 2021, was primarily driven by increases in stock compensation expenses, headcount-related expenses, marketing and information technology expenses.

The $16.5 million increase in SG&A expenses for the six months ended June 30, 2022, compared to the same period in fiscal 2021, was primarily driven by professional services expenses, stock compensation expenses, headcount-related expenses and, insurance related expenses.

Depreciation and amortization

	For the three months ended June 30,		Change
(in ‘000 USD)	2022	2021	$	%
Depreciation and amortization	$13,774	$12,393	$1,381	11%

	For the six months ended June 30,		Change
(in ‘000 USD)	2022	2021	$	%
Depreciation and amortization	$26,970	$25,507	$1,463	6%

The increase in depreciation and amortization expense for the three and six months ended June 30, 2022 as compared to the same periods in fiscal 2021 was mainly due to amortization of acquired intangibles from BMP acquisition.
Other (income) expense

	For the three months ended June 30,		Change
(in ‘000 USD)	2022	2021	$	%
Interest expense, including amortization of deferred financing costs, net	$7,297	$5,506	$1,791	33%
Change in fair value of warrant liability	(106)	41	(147)	(359)%
Total other expense	$7,191	$5,547	$1,644	30%

	For the six months ended June 30,		Change
(in ‘000 USD)	2022	2021	$	%
Interest expense, including amortization of deferred financing costs, net	$13,921	$10,565	$3,356	32%
Change in fair value of warrant liability	(133)	(2,383)	2,250	(94)%
Total other expense	$13,788	$8,182	$5,606	69%

The increase in other expense for the three months and six months ended June 30, 2022, compared to the same period in fiscal 2021, was due to an increase in interest expenses due to the addition of the Backstop notes as well as a decrease in the gain on the KORE Warrants in 2021 compared to the private placement warrants in 2022.
Income taxes

	For the three months ended June 30,		Change
(in ‘000 USD)	2022	2021	$	%
Income tax benefit	$(2,759)	$(2,653)	$(106)	4%

	For the six months ended June 30,		Change
(in ‘000 USD)	2022	2021	$	%
Income tax benefit	$(5,304)	$(3,917)	$(1,387)	35%

The increase in income tax benefit for the three months and six months ended June 30, 2022, compared to the same period in fiscal 2021, was primarily due to changes in the jurisdictional mix of earnings and impact of the change in fair value of warrant liability which is not taxable.
Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs, our obligations to make scheduled payments of interest on our indebtedness and our need to fund capital expenditures to support our current operations and to facilitate growth and expansion. The Company has financed our operations and expansion with a combination of debt and equity.
At June 30, 2022, we had total equity of $263.9 million, net of an accumulated deficit of $159.9 million. Our primary sources of liquidity consist of cash and cash equivalents totaling $40.4 million and a Revolving Credit Facility of $30.0 million of which the full $30.0 million was available for use for working capital and general business purposes. The Company believes this will be sufficient to provide working capital, make interest payments and make capital expenditures to support operations and facilitate growth and expansion for the next twelve months.
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
In July 2017, the United Kingdom’s Financial Conduct Authority announced that it would no longer require banks to submit rates for the LIBOR after 2021. In November 2020, the ICE Benchmark Administration (IBA), LIBOR’s administrator, proposed extending the publication of USD LIBOR through June 2023. Subsequently, in March of 2021, IBA stated it will cease publication of USD LIBOR for one-week and two-months rates after December 31, 2021. The publication of overnight, one-month, three-months and six-months and 12-month USD LIBOR rate was extended through June 30, 2023. The Company has reviewed its debt facilities and continues to evaluate commercial contracts that may utilize LIBOR as the reference rate. The Company will continue its assessment and monitor regulatory developments during the transition period.

Cash Flows
The following table presents our summarized cash flow data:

	For the six months ended
	June 30,
(in ‘000 USD)	2022	2021	$ Change

Net loss	$(22,048)	$(7,966)	(14,082)
Net cash provided by (used in) operating activities	10,691	(14,345)	25,036
Net cash used in investing activities	(53,201)	(5,973)	(47,228)
Net cash provided by (used in) financing activities	(2,454)	18,375	(20,828)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(575)	(82)	(493)
Change in Cash and Cash Equivalents and Restricted Cash	(45,539)	(2,025)	(43,514)
Cash and Cash Equivalents and Restricted Cash, beginning of period	86,343	10,693	75,650
Cash and Cash Equivalents and Restricted Cash, end of period	$40,804	8,668	32,136
Cash flows from operating activities
Net cash provided by operating activities increased by $25.0 million during the six months ended June 30, 2022, compared to the same period in 2021, primarily due to changes in working capital driven by impacts from decreased inventory and accounts receivable as well as a smaller reduction in accounts payable and accrued liabilities due to timing of payments. Our net loss increased primarily due to costs of being a public company, as well as one-time costs related to the BMP Acquisition, as well as non-cash expenses including stock-based compensation and higher deferred income taxes.
Cash flows used in investing activities
Cash used in our investing activities for the six months ended June 30, 2022 was $53.2 million resulting primarily from $46.0 million for the BMP Acquisition and $7.2 million of capital expenditures during the period related to technology equipment, software licenses, and internally developed software.
Cash used in our investing activities for the six months ended June 30, 2021 was $6.0 million, resulting primarily from capital expenditures during the period related to technology equipment, software licenses, and internally developed software.
Cash flows provided by/(used in) financing activities
Cash used in our financing activities in the six months ended June 30, 2022, was $2.5 million, which resulted primarily from $1.6 million of term loan principal payments and to a lesser extent $0.6 million of deferred financing costs and equity financing fees payments resulting from our business combination.

Cash provided by our financing activities in the six months ended June 30, 2021 was $18.4 million, primarily due to draws on our revolving credit facility of $22.0 million, offset partially by $1.6 million of term loan principal payments and $1.4 million equity finance fee payments.
Future Liquidity and Capital Resource Requirements
The Company believes that our existing cash and cash equivalents along with expected cash flows from operating activities and additional funds available under our Revolving Credit Facility, will be sufficient over the next 12 months to provide working capital, cover interest payments on our debt facilities and fund growth initiatives, and capital expenditures.
As of June 30, 2022, the Company has $17.1 million of purchase commitments for the remainder of the 2022 fiscal year. Additionally, as of June 30, 2022, the Company has $1.6 million of scheduled principal payments relating to the UBS term loan for the remainder of the 2022 fiscal year.

As of June 30, 2022, the Company has $18.5 million of purchase commitments for the fiscal years 2023 through 2026. The Company also has scheduled principal payments relating to the UBS term loan of $3.2 million for each of the fiscal years 2023 and 2024, with all outstanding principal due on December 24, 2024. Further, the Company has semi-annual interest payments due on $120.0 million related to the Backstop Notes. All outstanding principal on the Backstop Notes is due in full in September 2028.
From 2022 to 2026, we expect to fund supplier and carrier-related purchase commitments (all of which are costs of operating the business) entirely from cash inflows from our customers. The Company currently expects that the excess cash flows after paying the above mentioned contractual commitments, as well as other costs of business, such as payroll, costs incurred on suppliers and carrier spend (which is not currently committed contractually in addition to the committed spend), interest and taxes—will be sufficient to meet outstanding debt principal payments from 2022 to 2024.
Our available cash and cash equivalents, together with our results of operations, are expected to be sufficient to meet our operating expenses, debt service payments, capital requirements and other obligations for at least the next 12 months. However, to increase available liquidity or to fund acquisitions or other strategic activities, we may seek additional financing. The Company has no commitments for any additional financing and have no lines of credit or similar sources of financing, other than the borrowings available under the Credit Facilities, and the Bank Overdraft Facility. The Company cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends, raise future capital and make acquisitions. If we are unable to obtain additional needed financing, it may prohibit us from refinancing existing indebtedness and making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our business. The Company may need additional capital to fund future mergers & acquisitions.
Key activities during the six months ended June 30, 2022, and 2021 are as follows:
•During the six months ended June 30, 2022, our revenue increased by 20% or $23.3 million due to organic and inorganic revenue growth as compared to same period in fiscal 2021.
•On February 16, 2022, the Company acquired Business Mobility Partners, Inc. and Simon IoT, for cash consideration of $46.0 million and the issuance of 4,212,246 shares of KORE’s common stock valued at $23.3 million.
•The Company’s cash flows provided by operating activities were $10.7 million for the six months ended June 30, 2022 as compared to cash flows used in operating activities of $14.3 million for the six months ended June 30, 2021.
•The Company’s investment activity used $53.2 million and $6.0 million for six months ended June 30, 2022 and 2021, respectively. The increase year over year resulted primarily from $46.0 million for the BMP Acquisition and to a lesser extent $7.2 million of capital expenditures during the period related to technology equipment, software licenses, and internally developed software.
•During the six months ended June 30, 2022, the Company did not utilize our revolving credit facility. During the six months ended June 30, 2021, the Company drew $22.0 million on our revolving credit facility. The Company did not repay the credit facility during the six months ended June 30, 2021.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operational performance. The Company uses the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. The Company believes that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance. Non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with generally accepted accounting principles, and may be different from similarly-titled non-GAAP measures used by other companies.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as net income (loss) before interest expense or interest income, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for unusual and other significant items that management views as distorting the operating results from period to period. Such adjustments may include stock-based compensation, integration and acquisition-related charges, tangible and intangible asset impairment charges, certain contingent liability reversals, transformation, and foreign currency transaction gains and losses. EBITDA and Adjusted EBITDA are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. The Company believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. The Company compensates for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods shown:

	For the three months ended June 30,		For the six months ended June 30,
(in ‘000 USD)	2022	2021	2022	2021
Net loss	$(11,141)	$(6,885)	$(22,048)	$(7,966)
Income tax benefit	(2,759)	(2,653)	(5,304)	(3,917)
Interest expense	7,297	5,506	13,921	10,565
Depreciation and amortization	13,774	12,393	26,970	25,507
EBITDA	7,171	8,361	13,539	24,189
Change in Fair value of warrant liability (non-cash)	(106)	41	(133)	(2,383)
Transformation expenses	1,901	1,947	3,466	3,750
Acquisition and integration-related restructuring costs	3,791	3,667	9,084	4,518
Stock-based compensation (non-cash)	2,501	315	4,551	630
Foreign currency loss (non-cash)	480	147	477	77
Other	151	181	546	396
Adjusted EBITDA	$15,888	$14,659	$31,530	$31,177
Transformation expenses are related to the implementation of our strategic transformation plan, which include the costs of a re-write of our core technology platform, expenses incurred to design certain new IoT Solutions and “go-to-market” capabilities.
Acquisition and integration-related restructuring costs for the three months ended June 30, 2022 relate to legal, accounting, advisory, and other professional services costs associated with the Business Combination. Acquisition and integration-related restructuring costs for the six months ended June 30, 2022 relate to legal, accounting, advisory, and other professional services costs associated with the BMP Acquisition.
Acquisition and integration-related restructuring costs for the three and six months ended June 30, 2021 relate to legal, accounting, advisory, and other professional services costs associated with the Integron Acquisition and Integron’s integration into KORE, certain synergies related to our acquisitions, certain one-time severance costs associated with our transformation, and accounting and advisory fees related to the Business Combination.
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

The Company has a total of $35.5 million of purchase commitments payable that are not recorded as liabilities on the balance sheet as of June 30, 2022. Additionally, the Company has a $0.4 million standby letter of credit and bank guarantees as of June 30, 2022. The Company has no other financial instruments or commitments with off-balance-sheet risk of loss.
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
See “Note 2 - Summary of Significant Accounting policies - Recently Adopted Accounting Pronouncements” to the accompanying consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first six months of 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2021 Form 10-K.
Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were not effective as of June 30, 2022, due to the material weaknesses in our internal control over financial reporting as reported in the Company's Annual Report.
Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at June 30, 2022. As a result of hiring additional qualified finance and accounting resources as part of the remediation of our financial close processes, we have identified material weaknesses at one of the Company’s subsidiaries related to its procure to pay, inventory and production management and order to cash business processes as these business processes have not been fully integrated and/or automated within its historical enterprise resource planning and manufacturing execution system solutions. The current financial reporting processes and systems in place do not allow the subsidiary to maintain an accurate and timely perpetual inventory management and order fulfillment system, requiring extensive manual processes and interventions.

In response, management is in the process of replacing this subsidiary’s historical enterprise resource planning and its manufacturing execution systems with KORE’s enterprise resource planning systems and solutions.

PART II — OTHER INFORMATION
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
Item 1A.    Risk Factors.
As of the date of this Quarterly Report, there have been no material changes, other than those noted below, to those risk factors previously disclosed in our Annual Report on Form 10-K for the period ending December 31, 2021. The Company may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

If the value of goodwill or intangible assets is materially impaired, our results of operations and financial condition could be materially and adversely affected.
As of June 30, 2022, goodwill and intangible assets, net had a combined carrying value of $638.0 million, representing approximately 83% of our total consolidated assets.
The Company acquires other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. The Company reviews our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. The Company tests goodwill for impairment at least annually. Factors that may indicate a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. The market price of our common stock can be volatile and unpredictable. Since the Business Combination, our stock price has declined. If the decline of our market capitalization continues and is sustained, we may need to perform goodwill impairment tests more frequently than the required annual test performed on October 1st and it is possible that our goodwill or other intangible assets could become impaired which could result in a material charge and adversely affect our results of operations and financial condition.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
On February 16, 2022, the Company and its wholly owned subsidiaries BMP Simon Holdings, LLC, BMP Merger Sub I, Inc. and BMP Merger Sub II, Inc. (collectively with the Company, the “KORE Parties”) entered into an agreement (the “BMP Business Combination Agreement”) to acquire Business Mobility Partners, Inc. (“BMP”) and SIMON IoT. BMP delivers Internet of Things (IoT) enablement services to contract research organizations (CROs) and remote patient monitoring (RPM) customers. SIMON IoT is a leading provider of IoT connectivity services.
Under the terms of the BMP Business Combination Agreement, the aggregate consideration paid at closing by the KORE Parties was $69.3 million consisting of $46.0 million in cash (net of closing cash of $1,995) and working capital adjustments and 4,212,246 shares of KORE common stock having a value of $23.3 million (based upon the volume-weighted average purchase price of KORE common stock for the ten (10) consecutive trading days prior to closing). A portion of the cash purchase price paid at closing is being held in escrow to secure potential indemnification claims. The BMP Business Combination Agreement contains customary piggyback rights with respect to the KORE common stock consideration, subject to certain terms and conditions set forth therein.
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

KORE Group Holdings, Inc.

Date: August 11, 2022	By:	/s/ Romil Bahl
Romil Bahl
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Paul Holtz
Paul Holtz
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)