Form 10-Q
period 2022-09-30
KORE Group Holdings, Inc.
filed 2022-11-14
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 11, 2022, there were 76,289,741 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands USD, except share and per share amounts)

	September 30, 2022	December 31, 2021

Assets
Current assets
Cash	$42,925	$85,976
Accounts receivable, net of allowances for credits and doubtful accounts of $2,757 and $1,800, at September 30, 2022 and December 31, 2021, respectively	41,237	51,304
Inventories, net	8,272	15,470
Income taxes receivable	711	954
Prepaid expenses and other current assets	13,316	7,448
Total current assets	106,461	161,152
Non-current assets
Restricted cash	358	367
Property and equipment, net	12,141	12,240
Intangibles assets, net	201,260	203,474
Goodwill	425,604	381,962
Operating lease right-of-use assets	10,430	—
Deferred tax assets	566	—
Other long-term assets	653	407
Total assets	$757,473	$759,602
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$18,201	$16,004
Accrued liabilities	14,290	21,502
Current portion of operating lease liabilities	1,872	—
Income taxes payable	381	467
Deferred revenue	7,012	6,889
Current portion of long-term debt and other borrowings, net	5,319	3,326
Total current liabilities	47,075	48,188
Non-current liabilities
Deferred tax liabilities	29,926	36,722
Warrant liability	33	286
Non-current portion of operating lease liabilities	9,501	—
Long-term debt and other borrowings, net	414,683	399,115
Other long-term liabilities	4,794	3,148
Total liabilities	$506,012	$487,459
Stockholders’ equity
Common stock, voting; par value $0.0001 per share; 315,000,000 shares authorized, 76,289,741 and 72,027,743 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	$8	$7
Additional paid-in capital	432,897	413,646
Accumulated other comprehensive loss	(8,491)	(3,331)
Accumulated deficit	(172,953)	(138,179)
Total stockholders’ equity	251,461	272,143
Total liabilities and stockholders’ equity	$757,473	$759,602

See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands USD, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
Services	$46,410	$48,428	$141,694	$139,866
Products	20,230	19,450	64,240	44,053
Total revenue	66,640	67,878	205,934	183,919
Cost of revenue
Cost of services	16,609	17,379	50,714	51,417
Cost of products	14,960	17,585	49,701	37,258
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	31,569	34,964	100,415	88,675
Operating expenses
Selling, general and administrative	28,841	26,001	85,883	66,525
Depreciation and amortization	13,709	12,440	40,679	37,947
Total operating expenses	42,550	38,441	126,562	104,472
Operating loss	(7,479)	(5,527)	(21,043)	(9,228)
Interest expense, including amortization of deferred financing costs, net	8,206	5,589	22,127	16,155
Change in fair value of warrant liability	(120)	(2,898)	(253)	(5,281)
Loss before income taxes	(15,565)	(8,218)	(42,917)	(20,102)
Income tax expense (benefit)
Current	669	179	3,031	569
Deferred	(3,209)	(3,889)	(10,875)	(8,197)
Total income tax benefit	(2,540)	(3,710)	(7,844)	(7,628)
Net loss	$(13,025)	$(4,508)	$(35,073)	$(12,474)
Loss per share:
Basic	$(0.17)	$(0.26)	$(0.46)	$(0.98)
Diluted	$(0.17)	$(0.26)	$(0.46)	$(0.98)
Weighted average number of shares outstanding:
Basic	76,240,530	32,098,715	75,514,986	31,799,313
Diluted	76,240,530	32,098,715	75,514,986	31,799,313

See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands USD)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(13,025)	$(4,508)	$(35,073)	$(12,474)
Other comprehensive loss:
Foreign currency translation adjustment	(2,417)	(1,322)	(5,160)	(1,479)
Comprehensive loss	$(15,442)	$(5,830)	$(40,233)	$(13,953)

See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, USD)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2021	72,028	$7	$413,646	$(3,331)	$(138,179)	$272,143
Opening balance sheet adjustment	—	—	(11,613)	—	299	(11,314)
Adjusted opening balance	72,028	7	402,033	(3,331)	(137,880)	260,829
Foreign currency translation adjustment	—	—	—	(184)	—	(184)
Stock-based compensation	—	—	2,050	—	—	2,050
Common stock issued pursuant to acquisition	4,212	1	23,294	—	—	23,295
Net loss	—	—	—	—	(10,907)	(10,907)
Balance at March 31, 2022	76,240	$8	$427,377	$(3,515)	$(148,787)	$275,083
Foreign currency translation adjustment	—	—	—	(2,559)	—	(2,559)
Stock-based compensation	—	—	2,501	—	—	2,501
Net loss	—	—	—	—	(11,141)	(11,141)
Balance at June 30, 2022	76,240	$8	$429,878	$(6,074)	$(159,928)	$263,884
Foreign currency translation adjustment	—	—	—	(2,417)	—	(2,417)
Stock-based compensation	—	—	3,019	—	—	3,019
Vesting of restricted stock units	50	—	—	—	—	—
Net loss	—	—	—	—	(13,025)	(13,025)
Balance at September 30, 2022	76,290	$8	$432,897	$(8,491)	$(172,953)	$251,461
See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Temporary Equity and Stockholders' Equity - Continued (Unaudited)
(In thousands, USD)

	Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Total Temporary Equity	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2020 (as previously reported)	43	$77,562	60	$78,621	57	$90,910	17	$16,802	$263,895	218	$2	$135,617	$(1,677)	$(113,726)	$20,216
Conversion of stock	7,713	—	7,802	—	9,034	—	2,549	—	—	30,064	1	(1)	—	—	—
Balance at December 31, 2020, effect of reverse recapitalization	7,756	$77,562	7,862	$78,621	9,091	$90,910	2,566	$16,802	$263,895	30,282	$3	$135,616	$(1,677)	$(113,726)	$20,216
Accrued dividends payable	249	2,486	267	2,666	224	2,241	—	—	7,393	—	—	(7,393)	—	—	(7,393)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(900)	—	(900)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	315	—	—	315
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,081)	(1,081)
Balance at March 31, 2021	8,005	$80,048	8,129	$81,287	9,315	$93,151	2,566	$16,802	$271,288	30,282	$3	$128,538	$(2,577)	$(114,807)	$11,157
Derecognition of stock	—	—	—	—	—	—	(46)	(300)	(300)	—	—	—	—	—	—
Accrued dividends payable	251	2,514	270	2,695	232	2,323	—	—	7,532	—	—	(7,532)	—	—	(7,532)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	743	—	743
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	315	—	—	315
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,885)	(6,885)
Balance at June 30, 2021	8,256	$82,562	8,399	$83,982	9,547	$95,474	2,520	$16,502	$278,520	$30,282	$3	$121,321	$(1,834)	$(121,692)	$(2,202)
Accrued dividends payable	266	2,656	288	2,880	236	2,361	—	—	7,897	—	—	(7,897)	—	—	(7,897)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(1,322)	—	(1,322)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	(3,519)	—	—	(3,519)
Distributions to and conversions of preferred stock	(8,522)	(85,218)	(8,687)	(86,862)	(9,783)	(97,835)	(2,520)	(16,502)	(286,417)	7,120	1	56,502	—	—	56,503
CTAC shares recapitalized, net of equity issuance costs of $15,912	—	—	—	—	—	—	—	—	—	10,356	1	6,456	—	—	6,457
Conversion of KORE warrants	—	—	—	—	—	—	—	—	—	1,366	—	10,663	—	—	10,663
Private offering and merger financing, net of equity issuance costs of $7,718	—	—	—	—	—	—	—	—	—	22,686	2	217,280	—	—	217,282
Equity portion of convertible debt, net of issuance costs of $224	—	—	—	—	—	—	—	—	—	—	—	12,510	—	—	12,510
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,508)	(4,508)
Balance at September 30, 2021	—	—	—	—	—	—	—	—	—	71,810	$7	$413,316	$(3,156)	$(126,200)	$283,967

See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands USD)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(35,073)	$(12,474)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	40,679	37,947
Amortization of deferred financing costs	1,806	1,569
Non-cash reduction to the operating lease right-of-use assets	1,678	—
Deferred income taxes	(10,875)	(8,197)
Non-cash foreign currency loss (gain)	1,566	(163)
Stock-based compensation	7,570	4,564
Provision for doubtful accounts	424	117
Change in fair value of warrant liability	(253)	(5,281)
Change in operating assets and liabilities, net of operating assets and liabilities acquired:
Accounts receivable	11,155	(12,792)
Inventories	8,192	(6,461)
Prepaid expenses and other current assets	(1,934)	(5,054)
Accounts payable and accrued liabilities	(3,756)	(2,366)
Deferred revenue	252	(911)
Income taxes payable	144	63
Operating lease liabilities	(1,048)	—
Net cash provided by (used in) operating activities	$20,527	$(9,439)
Cash flows used in investing activities
Additions to intangible assets	(9,027)	(6,626)
Additions to property and equipment	(2,945)	(3,156)
Payments for acquisitions, net of cash acquired	(46,002)	—
Net cash used in investing activities	$(57,974)	$(9,782)
Cash flows from financing activities
Proceeds from revolving credit facility	—	25,000
Repayments on revolving credit facility	—	(25,000)
Repayment of term loan	(2,364)	(2,373)
Repayment of other borrowings—notes payable	(507)	—
Proceeds from convertible debt	—	82,351
Proceeds from equity portion of convertible debt, net of issuance costs	—	12,510
Payment of deferred financing costs, relating to convertible debt	—	(1,449)
Repayment of related party note	—	(1,538)
Proceeds from CTAC and PIPE financing, net of issuance costs	—	223,001
Settlement of preferred shares	—	(229,915)
Equity financing fees	(126)	—
Payment of deferred financing costs	(452)	—
Payment of financing lease obligations	(150)	—
Payment of capital lease obligations	—	(815)
Net cash (used in) provided by financing activities	$(3,599)	$81,772
Effect of exchange rate change on cash	(2,014)	(188)
Change in cash and restricted cash	(43,060)	62,363
Cash and restricted cash, beginning of period	86,343	10,693
Cash and restricted cash, end of period	$43,283	$73,056

See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
(In thousands USD) (unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Supplemental cash flow information:
Interest paid	$22,134	$14,762
Income taxes paid	1,587	—
Non-cash investing and financing activities:
Fair value of KORE common stock issued pursuant to acquisitions	$23,295	—
ASU 2020-06 Adoption	15,163	—
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities upon the adoption of ASC 842	9,604	—
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	3,409	—
Premium Finance Agreement	3,621	—
Capital leases	—	346
Equity financing fees accrued	—	3,025
Common shares issued to preferred shareholders	—	56,502
Equity financing fees settled in common shares	—	1,863
Common shares issued to warrant holders	—	10,663

See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands USD, except share amounts)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

KORE Group Holdings, Inc. and Subsidiaries (“the Company”) uses the same accounting policies in preparing quarterly and annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.
All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and stockholders’ equity and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full year 2022 or any future period.
Stock-Based Compensation
The Company has had several stock-based compensation plans, which are more fully described in “Note 9, Stock-Based Compensation”, to the condensed consolidated financial statements. Stock-based compensation is generally recognized as an expense following straight-line attribution method over the requisite service period. The fair value of stock-based compensation is measured on the grant date based on the grant-date fair value of the awards.
Leases
At the beginning of the first quarter of fiscal 2022, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), and additional ASUs issued to clarify and update the guidance in ASU 2016-02 (collectively, the “new leases standard”).
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

Recently Adopted Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued by the FASB. ASUs not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company's condensed consolidated financial statements. The following ASUs have been adopted by the Company since the Company’s last Annual Report on Form 10-K.
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

The cumulative after-tax effect of the changes made to our condensed consolidated balance sheet for the adoption of ASC 842 were as follows:

(In thousands, USD)	At December 31, 2021	Adjustments due to ASC 842	At January 1 2022
Operating lease right-of-use assets	$—	$9,278	$9,278
Current portion of operating lease liabilities	—	2,121	2,121
Non-current portion of operating lease liabilities	—	7,483	7,483
Current portion of capital lease liabilities included in Accrued liabilities	191	(191)	—
Current portion of finance lease liabilities included in Accrued liabilities	—	191	191
Non-current portion of capital lease liabilities included in Other long-term liabilities	264	(264)	—
Non-current portion of finance lease liabilities included in Other long-term liabilities	—	264	264
Accrued liabilities	21,311	(326)	20,985

In addition to the increase to the operating lease liabilities and right-of-use assets, ASC 842 also resulted in reclassifying the presentation of accrued liabilities and deferred rent to operating lease right-of-use assets.

We elected the package of practical expedients permitted under the transition guidance within the new standard. Accordingly, we have adopted these practical expedients and did not reassess: (1) whether an expired or existing contract is a lease or contains an embedded lease; (2) lease classification of an expired or existing lease; or (3) capitalization of initial direct costs for an expired or existing lease.

See Note 3 for additional information related to leases, including disclosure required under ASC 842.

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
The Company early adopted ASU 2020-06 on January 1, 2022, using a modified retrospective transition approach. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods ending before January 1, 2022. Refer to “Note 6 –Short Term and Long-Term Debt”, to the condensed consolidated financial statements for further detail.
The cumulative after-tax effect of the changes made to our condensed consolidated balance sheet for the adoption of ASU 2020-06 were as follows:

(In thousands, USD)	At December 31, 2021	Adjustments due to ASU 2020-06	At January 1, 2022
Long-term debt and other borrowings, net	$399,115	$15,163	$414,278
Additional paid-in capital	413,646	(11,613)	402,033
Deferred tax liabilities	36,722	(3,849)	32,873
Accumulated deficit	(138,179)	299	(137,880)

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

Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued by the FASB. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company's consolidated financial statements.
ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires the use of a new current expected credit loss (“CECL”) model in estimating allowances for doubtful accounts with respect to accounts receivable and notes receivable. Receivables from revenue transactions, or trade receivables, are recognized when the corresponding revenue is recognized under ASC 606, Revenue from Contracts with Customers. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances when deducted from the balance of the receivables, which represent the estimated net amounts expected to be collected. Given the generally short-term nature of trade receivables, the Company does not expect to apply a discounted cash flow methodology. However, the Company will consider whether historical loss rates are consistent with expectations of forward-looking estimates for its trade receivables. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of ASU 2016-13. This ASU (collectively “ASC 326”) is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company does not expect adoption of this ASU to have a material impact on the condensed consolidated financial statements.
ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide guidance on easing the potential burden in accounting for reference rate reform on financial reporting. ASU 2020-04 is effective from March 12, 2020 and may be applied prospectively through December 31, 2022. The Company does not expect adoption of this ASU to have a material impact on the condensed consolidated financial statements.
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
NOTE 2 – REVENUE RECOGNITION
Contract Balances
Deferred revenue primarily relates to revenue that is recognized over time for IoT Connectivity monthly recurring charges, the changes in balance of which are related to the satisfaction or partial satisfaction of these contracts. The balance also contains a deferral for goods that are in-transit at period end for which control transfers to the customer upon delivery. The deferred revenue balance as of December 31, 2021 was recognized as revenue during the three months ended March 31, 2022.

Disaggregated Revenue Information
The Company has presented the disaggregated disclosures below which are useful to understand the composition of the Company’s revenue during the respective reporting periods shown below:

	Three Months Ended		Nine Months Ended
(In thousands, USD)	September 30,		September 30,
	2022	2021	2022	2021
IoT Connectivity*	$42,911	$40,738	$129,714	$122,444
Hardware Sales	16,807	19,221	56,747	40,602
Hardware Sales—bill-and-hold	3,423	229	7,493	3,451
Deployment services, professional services, and other	3,499	7,690	11,980	17,422
Total	$66,640	$67,878	$205,934	$183,919

*Includes connectivity-related revenues from IoT Connectivity services and IoT Solutions services
Significant Customer
The Company has one customer representing 6.5% and 28.0% of the Company’s total revenue for the three months ended September 30, 2022 and September 30, 2021, respectively. The Company has one customer representing 12.0% and 21.0% of the Company’s total revenue for the nine months ended September 30, 2022 and September 30, 2021, respectively.
NOTE 3 – RIGHT-OF USE ASSETS AND LEASE LIABILITIES
The Company leases real estate, computer hardware and vehicles for use in our operations under both operating and finance leases. Our leases have remaining lease terms ranging from 1 year to 10 years, some of which include options to extend the term for up to 10 years, and some of which include options to terminate the leases. The Company includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. For the majority of leases entered into during the current period, we have concluded it is not reasonably certain that we would exercise the options to extend the lease or terminate the lease early. Therefore, as of the lease commencement date, our lease terms generally do not include these options. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life or the remaining term of the lease. Our leasehold improvements have lives ranging from 1 year to 10 years. Operating and finance lease cost for the three and nine months ended September 30, 2022 were as follows:

(In thousands, USD)	Classification in Statement of operations	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost	Selling, general and administrative	$951	$2,669
Finance lease cost
Amortization of leased assets	Depreciation and amortization	93	289
Interest on lease liabilities	Interest expense	4	14
Total lease cost		$1,048	$2,972

Rent expense for the three and nine months ended September 30, 2021, was $0.6 million and $2.0 million, respectively.
Supplemental disclosure for the balance sheet related to finance leases were as follows:

(In thousands, USD)	At September 30, 2022
Assets
Finance lease right-of-use assets included in property and equipment, net	$262
Liabilities
Current portion of finance lease liabilities included in accrued liabilities	$120
Non-current portion of finance lease liabilities included in other long-term liabilities	142
Total finance lease liabilities	$262
The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

At September 30, 2022
Weighted average remaining lease term (in years)
Operating leases	7.80
Finance leases	2.29
Weighted average discount rate:
Operating leases	7.5%
Finance leases	5.4%
The future minimum lease payments under operating and finance leases at September 30, 2022 for the next five years are as follows:

	Operating Leases	Finance Leases
(In thousands, USD)	Amount	Amount
From October 1, 2022 to December 31, 2022	$637	$24
2023	2,532	126
2024	1,843	106
2025	1,664	23
2026	1,370	—
Thereafter	7,494	—
Total minimum lease payments	15,540	279
Interest expense	(4,167)	(17)
Total	$11,373	$262

NOTE 4 – ACQUISITIONS AND DIVESTITURES
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
The transaction was funded by available cash and the issuance of the Company’s shares. Transaction costs for legal consulting, accounting, and other related costs incurred in connection with the acquisition of the Acquired Companies were $1.7 million. Included in the three and nine months ended September 30, 2022, were $0 million and $1.4 million, respectively, of transaction costs, which were included in selling, general and administrative expenses in the Company's consolidated statements of operations.
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

(In thousands, USD)	Fair Value
Cash, (net of closing cash of $1,995) and working capital adjustments	$46,002
Fair value of KORE common stock issued to sellers (4,212,246 shares)	23,295
Total consideration	$69,297
Assets acquired:
Accounts receivable	3,303
Inventories	1,323
Prepaid expenses and other receivables	976
Property and equipment	201
Intangible assets	28,664
Total Assets acquired	34,467
Liabilities assumed:
Deferred tax liabilities	7,391
Accounts payable and accrued liabilities	2,638
Liabilities assumed	10,029
Net identifiable assets acquired	24,438
Goodwill (excess of consideration transferred over net identifiable assets acquired)	$44,859
During the nine months ended September 30, 2022, the Company paid a working capital adjustment of $0.9 million.
Goodwill represents the future economic benefits that we expect to achieve as a result of the acquisition of the Acquired Companies. A portion of the goodwill resulting from the acquisition is deductible for tax purposes.
The BMP Business Combination Agreement contains customary indemnification terms. Under the BMP Business Combination Agreement, a portion of the cash purchase price, approximately $3.45 million was paid at closing is to be held in escrow, for a maximum of 18 months from the closing date, to guarantee performance of general representations and warranties regarding closing amounts and to indemnify the Company against any future claims. During the three months ended September 30, 2022, $0.6 million of the $3.45 million was paid to the seller from the escrow account that did not result in any adjustments to the purchase price. The financial results of the Acquired Companies are included in the Company’s consolidated statements of operations from the date of acquisition. For the three months ended September 30, 2022, the amounts of revenue and net income included in the Company’s consolidated statements of operations were $14.6 million and $3.9 million, respectively. For the nine months ended September 30, 2022, the amounts of revenue and net income included in the Company’s consolidated statements of operations were $35.4 million and $8.5 million, respectively.
Unaudited pro forma information
Had the acquisition of the Acquired Companies been completed on January 1, 2021, net revenue would have been $66.6 million and $74.6 million and the net loss would have been $13.0 million and $4.2 million for the three months ended September 30, 2022 and 2021, respectively.
Had the acquisition of the Acquired Companies been completed on January 1, 2021, net revenue would have been $211.7 million and $203.6 million and the net loss would have been $33.4 million and $11.8 million for the nine months ended September 30, 2022 and 2021, respectively.
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

The pro forma net loss for the three and nine months ended September 30, 2021 includes a non-recurring adjustment of $1.7 million for acquisition related costs.
NOTE 5 – GOODWILL
The Company’s goodwill consists of following:

(In thousands, USD)	Amount
At December 31, 2021	$381,962
Acquisitions	44,859
Currency translation	(1,217)
At September 30, 2022	$425,604
NOTE 6 – SHORT-TERM AND LONG-TERM DEBT
Senior Secured Term Loan —UBS
On December 21, 2018, the Company entered into a credit agreement with UBS that consisted of a term loan as well as a senior secured revolving credit facility.
The term loan agreement limits cash dividends and other distributions from the Company’s subsidiaries to the Company and restricts the Company’s ability to pay cash dividends to its shareholders. The term loan agreement contains, among other things, financial covenants related to maximum total debt to adjusted EBITDA ratio and a minimum total leverage ratio. The Company was in compliance with these covenants as of September 30, 2022 and December 31, 2021. The credit agreement is substantially secured by all the Company’s assets.
The Company’s principal outstanding balances on the Senior Secured UBS Term Loan were $303.4 million and $305.8 million as of September 30, 2022 and December 31, 2021, respectively.
Senior Secured Revolving Credit Facility —UBS
On December 21, 2018, the Company entered into a $30.0 million senior secured revolving credit facility with UBS.
As of September 30, 2022, and December 31, 2021, no amounts were drawn on the revolving credit facility.
Bank Overdraft Facility—BNP Paribas Fortis N.V.
On October 8, 2018, a Belgium subsidiary of the Company entered into a €250,000 bank overdraft facility with BNP Paribas Fortis.
As of September 30, 2022, and December 31, 2021, no amounts were drawn on the bank overdraft facility.
Backstop Agreement
On September 30, 2021, KORE Wireless Group Inc. issued $95.1 million in senior unsecured exchangeable notes due in 2028 (the “Backstop Notes”) to affiliates of Fortress Credit Corp. (“Fortress”) pursuant to the terms of the backstop agreement (the “Backstop Agreement”), dated July 27, 2021, by and among KORE Wireless Group Inc. and Fortress. The Backstop Notes were issued pursuant to an indenture (the “Indenture”), dated September 30, 2021, by and among the Company, KORE Wireless Group Inc. and Wilmington Trust, National Association, as trustee, as amended and restated on November 15, 2021. On October 28, 2021, KORE Wireless Group Inc. issued an additional $24.9 million in additional notes (the “Additional Notes” and together with the Backstop Notes, the “Notes”) to Fortress, pursuant to the terms of an exchangeable notes purchase agreement, dated October 28, 2021, by and among KORE Wireless Group Inc., the Company and Fortress. The Additional Notes were issued pursuant to the Indenture and contains identical terms to the Backstop Notes.
Prior to the implementation of ASU 2020-06, since the Company could use the Company option to potentially settle all or part of the Notes for the cash equivalent of the fair value of the common stock for which the Notes may be exchanged, a portion of the proceeds of the Notes were required to be allocated to equity, based on the estimated fair value of the Notes had they not contained the exchange features. ASU 2020-06, simplifies and amends the cash conversion guidance so that the Company is no longer required to allocate to equity the estimated fair value of the Notes had they not contained the exchange features. The unamortized discount and issuance costs will be amortized through September 30, 2028. The effective interest rates after the adoption of ASU 2020-06 for the Backstop Notes and the Additional Notes are 5.9% and 6.1% respectively.
The table below outlines the principal balances and net carrying amounts outstanding of the Notes:

(In thousands, USD)	Post ASU 2020-06 At September 30, 2022	Pre ASU 2020-06 At December 31, 2021
Principal balances outstanding	$120,000	$120,000
Net of unamortized debt issuance costs	2,560	2,458
Net of unamortized equity component costs	—	15,517
Net carrying amount(1)	$117,440	$102,025
(1)Due to the adoption of ASU 2020-06 the net carrying amount of the Notes changed. Refer to “Note 1-Summary of Significant Accounting policies – Recently Adopted Accounting Pronouncements” to the condensed consolidated financial statements for a summary of the effects of the adoption of ASU 2020-06.
The Indenture contains, among other things, financial covenants related to maximum total debt to adjusted EBITDA ratio. The Company was in compliance with these covenants as of September 30, 2022 and December 31, 2021.
Premium Finance Agreement
The Company entered into a Premium Finance Agreement (“Premium Agreement”) on August 3, 2022, to purchase a two year term directors and officers insurance policy. The Premium Agreement is for $3.6 million at a fixed rate of 4.6% per annum, amortized over twenty months. The Premium Agreement requires twenty fixed monthly principal and interest payments of $0.19 million from August 15, 2022 to March 15, 2024.
The Company’s principal outstanding balance on the Premium Agreement was $3.3 million as of September 30, 2022.
NOTE 7 – INCOME TAXES
The Company determines its estimated annual effective tax rate at the end of each interim period based on estimated pre-tax income (loss) and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income (loss) at the end of each interim period with certain adjustments. The tax effects of significant unusual or extraordinary items are reflected as discrete adjustments in the periods in which they occur. The Company’s estimated annual effective tax rate can change based on the mix of jurisdictional pre-tax income (loss) and other factors. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three and nine months ended September 30, 2022, and 2021, the Company determined that its annual effective tax rate approach would provide for a reliable estimate and therefore used this method to calculate its tax provision.
The Company’s effective income tax rate was 16.3% and 45.1% for the three months ended September 30, 2022, and 2021, respectively. The Company’s effective income tax rate was 18.3% and 38.0% for the nine months ended September 30, 2022, and 2021, respectively. The effective income tax rate for the three and nine months ended September 30, 2022, and 2021 differed from the federal statutory rate primarily due to the geographical mix of earnings and related foreign tax rate differential, permanent differences, research and development tax credits, and the valuation allowance maintained against certain deferred tax assets.
The Company’s income tax benefit was $2.5 million and $3.7 million for the three months ended September 30, 2022, and 2021, respectively. The Company’s income tax benefit was $7.8 million and $7.6 million for the nine months ended September 30, 2022, and 2021, respectively. The change in the income tax benefit for the nine months ended September 30, 2022 compared to the nine months ended 2021 was primarily due to changes in the jurisdictional mix of earnings and the impact of the change in fair value of warrant liability which is not taxable.

NOTE 8 – REVERSE RECAPITALIZATION
The Company operates subject to the terms and conditions of the Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) dated September 30, 2021. On March 12, 2021, Maple Holdings Inc. (“Maple” or “pre-combination KORE”) entered into a definitive merger agreement (the “Business Combination Agreement”) with Cerberus Telecom Acquisition Corp. (“CTAC”) ("the Business Combination”).

On September 30, 2021, pre-combination KORE and CTAC consummated the merger contemplated by the Business Combination Agreement. The Business Combination was accounted for as a reverse recapitalization whereby pre-combination KORE was determined to be the accounting acquirer and CTAC was treated as the “acquired” company for accounting purposes. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of pre-combination KORE with the acquisition being treated as the equivalent of pre-combination KORE issuing stock for the net assets of CTAC, accompanied by a recapitalization. The net assets of CTAC were stated at historical cost, with no goodwill or other intangible assets recorded. Pre-combination KORE was deemed to be the predecessor and the consolidated assets and liabilities and results of operations prior to September 30, 2021 are those of pre-combination KORE. Reported shares and earnings per share available to common stockholders, prior to the Business Combination, have been retroactively restated to reflect the exchange ratio established in the Business Combination Agreement. The number of shares of preferred stock was also retroactively restated based on the exchange ratio.

The most significant change in the post-combination Company’s reported financial position and results was an increase in cash, net of transactions costs paid at close, of $63.2 million including: $225.0 million in gross proceeds from the private placements (the “PIPE”), $20.0 million in proceeds from CTAC after redemptions, $95.1 million in proceeds from the Backstop Notes, and payments of $229.9 million to KORE’s preferred shareholders. Additionally, on the closing date, the Company repaid the senior secured revolving credit facility with UBS of $25.0 million. The Company also repaid the outstanding related party loans of $1.6 million.

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
Additionally, there were outstanding public and private placement warrants to purchase 8,638,966 and 272,779 shares of common stock, respectively. Refer to “Note 10 – Warrants on Common Stock” to the condensed consolidated financial statements.
Prior to the Business Combination, pre-combination KORE had a different capital structure comprised of several classes of preferred stock and warrants. As a result of the Business Combination, these were settled for cash or shares of common stock of the Company in lieu of cash.
NOTE 9 – STOCK-BASED COMPENSATION
Restricted Stock Units
2021 Long-Term Stock Incentive Plan
On September 29, 2021, the board of directors (the “Board”) approved the KORE Group Holdings, Inc. 2021 Long-Term Stock Incentive Plan (the “2021 Plan”) to promote the interests of the Company and its stockholders by (i) attracting and retaining employees and directors of, and consultants to, the Company and its subsidiaries; (ii) motivating such individuals by means of performance-related incentives to achieve longer-range performance goals; and (iii) enabling such individuals to participate in the long-term growth and financial success of the Company. The 2021 Plan allows for the grant of share-based payment awards to employees, directors of the Board, and consultants to the Company. The 2021 Plan is administered by the Compensation Committee of the Board. On December 8, 2021, the Compensation Committee of the Board approved the future grants of certain Restricted Stock Unit Awards ("RSUs"), the effectiveness of which were contingent upon the filing and effectiveness of the Form S-8 Registration Statement of the common stock, which occurred on January 4, 2022.
A RSU is a contractual right to receive one share of our common stock in the future, and the fair value of the RSU is based on our share price on the grant date. The Company’s time-based RSUs generally vest one-quarter on each of the second and third anniversaries of the Business Combination date and the remaining one-half on the fourth anniversary of the Business Combination date; however, certain special retention awards may have different vesting terms. In addition, grants of RSUs to our non-employee directors and certain executive officers contain provisions as part of the respective employment agreements that accelerate the vesting of RSU grants in the event of a termination by the Company or a departure by a director or executive officers.
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
The following table summarizes RSUs activity during the reporting periods shown below:

	Number of awards outstanding (in thousands)	Weighted- average grant date fair value (per share)	Aggregate intrinsic value (in thousands)
Unvested RSUs at December 31, 2021	—	$—	—
Granted	5,789	6.24	36,101
Vested	(50)	6.88	(342)
Forfeited and canceled	(158)	6.97	(1,104)
Unvested RSUs at September 30, 2022	5,580		34,655
During the three and nine months ended September 30, 2022, respectively the Company granted 21.1 thousand and 4.0 million RSUs that vest based on the passage of time.
The actual number of performance-based RSUs that could vest will range from 0% to 150% of the 1.7 million unvested RSUs granted, depending upon our level of achievement with respect to the performance goals. During the three and nine months ended September 30, 2022, respectively, the Company granted 10.6 thousand and 1.7 million, respectively, of performance based RSUs.
During the nine months ended September 30, 2022, the Company granted approximately 0.2 million RSUs, which vest based on the Company’s stock price attaining a closing price equal to or greater than $13, $15, or $18 per share over any 20 trading days within any 30 consecutive trading day period. The fair value of these RSUs is estimated using a lattice model. Significant inputs used in our valuation of these RSUs included the following:

	Three Months Ended	Nine Months Ended
September 30,
	2022	2022
Expected volatility	57.1%-75.2%	57.1%-75.2%
Risk-free interest rate	1.37%-2.09%	1.37%-2.09%

The following is a summary of the Company’s share-based compensation expense related to RSUs during the reporting periods shown below:

	Three Months Ended	Nine Months Ended
	September 30,
(In thousands, USD)	2022	2022
Total Stock Compensation Expense	$3,019	7,570
As of September 30, 2022, the total unrecognized compensation costs related to outstanding RSUs were $27.4 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Stock Options
Pre-Combination Kore 2014 Equity Incentive Plan
Stock options had an exercise price equal to the fair market value of the shares on the date of grant and generally expired 10 years from the date of grant. The plan was terminated on September 30, 2021 in conjunction with the Business Combination.
The following is a summary of the Company’s share-based compensation expense related to stock options during the reporting periods shown below:

	Three Months Ended	Nine Months Ended
	September 30,
(In thousands, USD)	2021	2021
Total Stock Compensation Expense	$3,933	$4,564
The plan was terminated on September 30, 2021 in conjunction with the Business Combination. As of September 30, 2021, there were no stock options or any unrecognized compensation costs outstanding.
NOTE 10 – WARRANTS ON COMMON STOCK
Public Warrants
As part of CTAC’s initial public offering (the “CTAC IPO”) in 2020, CTAC issued warrants to third party investors, and each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). The Public Warrants were initially recorded at fair value. The fair value of the Public Warrants as of September 30, 2021, based on the closing price of KORE.WS, was closed to additional paid-in capital and the Public Warrants will not need to be remeasured in subsequent reporting periods. Subsequent to the Business Combination, 8,638,966 Public Warrants remained outstanding as of September 30, 2022.
Private Placement Warrants
As part of CTAC’s IPO in 2020, CTAC completed the private sale of warrants (“Private Placement Warrants”), and each Private Placement Warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. Subsequent to the Business Combination, 272,779 Private Placement Warrants remained outstanding as of September 30, 2022.
The Private Placement Warrants are measured quarterly at fair value on a recurring basis based on the closing price of KORE.WS. As of September 30, 2022, the aggregate value of the Private Placement Warrants was $32.7 thousand based on the closing price of KORE.WS on that date of $0.12.

NOTE 11 – NET LOSS PER SHARE
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the periods ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, USD, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net loss attributable to the Company	$(13,025)	$(4,508)	$(35,073)	$(12,474)
Less cumulative earnings to preferred shareholder	—	(7,897)	—	(22,822)
Add premium on preferred conversion to common shares	—	4,074	—	4,074
Net loss attributable to common stockholders	(13,025)	(8,331)	(35,073)	(31,222)
Denominator:
Weighted average common shares and warrants outstanding*
Basic (in number)	76,240,530	32,098,715	75,514,986	31,799,313
Diluted (in number)	76,240,530	32,098,715	75,514,986	31,799,313
Net loss per unit attributable to common stockholder
Basic	$(0.17)	$(0.26)	$(0.46)	$(0.98)
Diluted	$(0.17)	$(0.26)	$(0.46)	$(0.98)
* The KORE warrants have been treated as outstanding common stock in the weighted average common shares and warrants outstanding for the three months and nine months ended September 30, 2021.
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
(Number of shares)	September 30,		September 30,
	2022	2021	2022	2021
Common stock issued under the Backstop Agreement	9,600,031	—	9,600,031	—
Restricted stock grants with only service conditions	3,840,501	—	3,468,900	—

NOTE 12 – PREPAID AND OTHER CURRENT ASSETS
The Company's prepaid expenses and other current assets consists of the following:

(In thousands, USD)	September 30, 2022	December 31, 2021
Prepaid expenses	$11,515	$6,418
Prepaid deposits	1,801	1,030
Total	$13,316	$7,448

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
KORE’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of KORE Group Holdings, Inc. should be read together with our audited condensed consolidated financial statements as of December 31, 2021, and 2020 and for the years ended December 31, 2021, 2020 and 2019 and unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 and September 30, 2021, together with related notes thereto. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors”. Unless the context otherwise requires, all references in this section to “the Company” “KORE,” “us,” “our” or “we” refer to Maple Holdings, Inc. prior to the Business Combination, and to KORE Group Holdings, Inc. following the consummation of the Business Combination on September 30, 2021.
Overview
•During the nine months ended September 30, 2022, our revenue increased by 12% or $22.0 million due to organic and inorganic revenue growth as compared to same period in fiscal 2021.
•On February 16, 2022, the Company acquired Business Mobility Partners, Inc. and Simon IoT ("BMP Acquisition"), for cash consideration of $46.0 million and the issuance of 4,212,246 shares of KORE’s common stock valued at $23.3 million.
•The Company’s cash flows provided by operating activities were $20.5 million for the nine months ended September 30, 2022 as compared to cash flows used in operating activities of $9.4 million for the nine months ended September 30, 2021.
•During the nine months ended September 30, 2022, the Company did not utilize our revolving credit facility.
Impact of transitions of IoT connections from 2G/3G to LTE
In the United States, the major carriers have commenced or completed the phase out of their 2G and 3G networks which will result in carriers migrating customers onto LTE platforms. These network subsets are all expected to be completed by the end of 2022. While we expect customers to experience increased customer satisfaction from the migration onto superior LTE platforms, the rate plans under these platforms are typically lower in price than legacy 2G and 3G rate plans. As a result, the phase out of 2G and 3G may result in lower revenue per unit and/or lower revenue to KORE. While KORE has strong relationships with many of the affected customers and expects to retain most of the connections which will not be retired on 4G or 5G technologies, some of these connections may be lost as a result of competitive bidding processes. The projected impact of this is incorporated in KORE’s projections.
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
The revenue included in the current period excludes revenue from (i) customers that are non go-forward customers, meaning customers that have either communicated to KORE before the last day of the current period their intention not to provide future business to KORE or customers that KORE has determined are transitioning away from KORE based on a sustained multi-year time period of declines in revenue and (ii) new customers that started generating revenue after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended September 30, 2022, we divide (i) revenue, for the trailing 12 months ended September 30, 2022, from go-forward customers that started generating revenue on or before September 30, 2021 by (ii) revenue, for the trailing 12 months ended September 30, 2021, from the same cohort of customers. For the purposes of calculating DBNER, if KORE acquires a company during the given period or the base period, then the revenue of a customer before the acquisition but during either the given period or the base period is included in the calculation. Further, it is often difficult to ascertain which customers should be deemed not to be go-forward customers for purposes of calculating DBNER. Customers are not required to give notice of their intention to transition off of the KORE platform, and as discussed above in “Information about KORE-Customer and Key Partners”, a customer’s exit from the KORE platform can take months or longer, and total connections of any particular customer can at any time increase or decrease for any number of reasons, including pricing, customer satisfaction or product fit—accordingly, a decrease in total connections may not indicate that a customer is intending to exit the KORE platform, particularly if that decrease is not sustained over a period of several quarters. DBNER would be lower if it were calculated using revenue from non go-forward customers.
KORE defines “Non-Core Customers” to be customers that management has judged to be lost as a result of the integration of Raco, Wyless and other acquisitions completed during in the 2014-2017 period, but which continue to have some connections (and account for some revenue) each year with KORE. Non-Core Customers are a subset of non go-forward customers which are expected to fully churn at the end of 2022 with the completion of the 2G and 3G network sunsets in the United States.
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
Results of Operations for the three and nine months ended September 30, 2022, and 2021
Revenue
The tables below present our revenue for the three and nine months ended September 30, 2022 and 2021, respectively, together with the percentage of total revenue represented by each revenue category:

	Three Months Ended September 30,				Change
(In thousands, USD)	2022		2021		$	%
Services	$46,410	70%	$48,428	71%	$(2,018)	(4)%
Products	20,230	30%	19,450	29%	780	4%
Total Revenue	$66,640	100%	$67,878	100%	$(1,238)	(2)%

	Nine Months Ended September 30,				Change
(In thousands, USD)	2022		2021		$	%
Services	$141,694	69%	$139,866	76%	$1,828	1%
Products	64,240	31%	44,053	24%	20,187	46%
Total Revenue	$205,934	100%	$183,919	100%	$22,015	12%
Services revenue, for the three months ended September 30, 2022, decreased year over year. The decrease in service revenue included unfavorable effects from foreign exchange estimated at $1.1 million, revenue decreases from Non-Core Customers, declines in deployment revenue, mainly from our largest customer upon conclusion of their LTE transition project and the migration of customers from 2G and 3G technologies to LTE cellular technologies. The rate plans under LTE platforms are typically lower in price than legacy 2G and 3G rate plans. Therefore, the migration resulted in lower revenue per unit. These declines in service revenue were partially offset by organic growth from existing customers and increases in service revenue included organic growth from existing customers and $2.5 million from the BMP Acquisition.
Products revenue, for the three months ended September 30, 2022, increased year over year. This included revenue of $12.1 million from the BMP Acquisition, which was partially offset by a decrease in revenue from existing IoT Solutions customers. Much of this decline came from our largest customer and the conclusion of their LTE transition project.
Services revenue, for the nine months ended September 30, 2022, increased year over year. Increases in service revenue included organic growth from existing customers and $5.6 million from the BMP Acquisition. These increases were partially offset by revenue decreases from Non-Core Customers, declines in deployment revenue, mainly from our largest customer and upon conclusion of their LTE transition project and the migration of customers from 2G and 3G technologies to LTE cellular technologies. The rate plans under LTE platforms are typically lower in price than legacy 2G and 3G rate plans. Therefore, the migration resulted in lower revenue per unit. Changes in foreign exchange rates were also estimated to decrease service revenue by $2.7 million.
Products revenue, for the nine months ended September 30, 2022, increased year over year. This included revenue of $29.7 million from the BMP Acquisition, which was partially offset by a decrease in revenue from existing IoT Solutions customers. Much of this decline came from our largest customer upon conclusion of their LTE transition project. Changes in foreign exchange rates were also estimated to decrease product revenue by $1.2 million.

The tables below present how management views our revenue for the three and nine months ended September 30, 2022 and 2021, respectively together with the percentage of total revenue represented by each revenue category:

	Three Months Ended September 30,				Change
(In thousands, USD)	2022		2021		$	%
IoT Connectivity	$43,377	65%	$41,542	61%	$1,835	4%
IoT Solutions	23,263	35%	26,336	39%	(3,073)	(12)%
Total Revenue	$66,640	100%	$67,878	100%	$(1,238)	(2)%

	Nine Months Ended September 30,				Change
(In thousands, USD)	2022		2021		$	%
IoT Connectivity	$133,402	65%	$125,590	68%	$7,812	6%
IoT Solutions	72,532	35%	58,329	32%	14,203	24%
Total Revenue	$205,934	100%	$183,919	100%	$22,015	12%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Period End Connections	15.3	million	13.6	million	15.3	million	13.6	million
Average Connections Count for the Period	15.3	million	13.5	million	15.2	million	13.1	million
IoT Connectivity revenue, for the three months ended September 30, 2022, increased year over year. Increases in service revenue included organic growth from existing customers and $2.5 million from the BMP Acquisition. These increases were partially offset by revenue decreases from Non-Core Customers and the migration of customers from 2G and 3G technologies to LTE cellular technologies. The rate plans under LTE platforms are typically lower in price than legacy 2G and 3G rate plans. Therefore, the migration resulted in lower revenue per unit. Changes in foreign exchange rates were also estimated to decrease service revenue by $1.1 million.
IoT Solutions revenue, for the three months ended September 30, 2022, decreased year over year. This included revenue of $12.1 million from the BMP Acquisition, which was more than offset by a decline from existing IoT Solutions customers. Much of this decline came from our largest customer upon conclusion of their LTE transition project.
IoT Connectivity revenue, for the nine months ended September 30, 2022, increased year over year. Increases in service revenue included $5.6 million from the BMP Acquisition and organic growth from existing customers. These increases were partially offset by revenue decreases from Non-Core Customers and the migration of customers from 2G and 3G technologies to LTE cellular technologies. The rate plans under LTE platforms are typically lower in price than legacy 2G and 3G rate plans. Therefore, the migration resulted in lower revenue per unit. Changes in foreign exchange rates were also estimated to decrease IoT Connectivity revenue by $2.7 million.
For the nine months ended September 30, 2022, KORE grew its total number of connections from 13.6 million on September 30, 2021, to 15.3 million, mostly as a result of additional connections from existing customers, which resulted in the growth of IoT Connectivity revenue in the period ended September 30, 2022, as compared to the same period ended September 30, 2021.
IoT Solutions revenue, for the nine months ended September 30, 2022, increased year over year. This included revenue of $29.7 million from the BMP Acquisition, which was partially offset by a decline from existing IoT Solutions customers. Much of this decline came from our largest customer upon conclusion of their LTE transition project. Changes in foreign exchange rates were also estimate to decrease IoT Solutions revenue by $1.2 million.
KORE’s DBNER was 100% for the twelve months ended September 30, 2022, as compared to 114% for the twelve months ended September 30, 2021. The decrease was mainly due to decline in revenue from our largest customer upon conclusion of their LTE transition project.
Costs of revenue, exclusive of depreciation and amortization
The table below represents our cost of revenue for the three and nine months ended September 30, 2022 and September 30, 2021, respectively:

	Three Months Ended September 30,				Change
(In thousands, USD)	2022		2021		$	%
Services	$16,609	53%	$17,379	50%	$(770)	(4)%
Products	14,960	47%	17,585	50%	(2,625)	(15)%
Total cost of revenue	$31,569	100%	$34,964	100%	$(3,395)	(10)%

	Nine Months Ended September 30,				Change
(In thousands, USD)	2022		2021		$	%
Services	$50,714	51%	$51,417	58%	$(703)	(1)%
Products	49,701	49%	37,258	42%	12,443	33%
Total cost of revenue	$100,415	100%	$88,675	100%	$11,740	13%

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross margin rate	2022	2021	2022	2021
Services	64%	64%	64%	63%
Products	26%	10%	23%	15%
Total gross margins	53%	48%	51%	52%
Cost of services, for the three months ended September 30, 2022, decreased year over year. This included an increase in carrier costs of $1.1 million from the BMP Acquisition which was more than offset by a decreases in carrier costs associated with existing IoT Connectivity revenue and deployment costs as a result of lower deployment revenue. Changes in foreign exchange rate were also estimated to decrease cost of services by $0.6 million.

Cost of products, for the three months ended September 30, 2022, decreased year over year. This included an increase of $7.6 million from the BMP Acquisition which was more than offset by a decrease in costs primarily due to the cost of devices associated with lower sales volume from existing IoT Solutions customers.

Cost of services, for the nine months ended September 30, 2022, decreased year over year. This included an increase in carrier costs of $2.5 million from the BMP Acquisition which was more than offset by a decreases in carrier costs associated with existing IoT Connectivity revenue and deployment costs as a result of lower deployment revenue. Changes in foreign exchange rate were also estimated to decrease cost of services by $1.3 million.

Cost of products, for the nine months ended September 30, 2022, increased year over year. This included an increase of $19.3 million from BMP Acquisition which was partially offset by a decrease in costs primarily due to the cost of devices associated with lower sales volume from existing IoT Solutions customers. Changes in foreign exchange rate were also estimated to decrease of products by $0.9 million.

The table below presents how management views our costs of revenue for the three and nine months ended September 30, 2022, and 2021, respectively, exclusive of depreciation and amortization:

	Three Months Ended September 30,				Change
(In thousands, USD)	2022		2021		$	%
IoT Connectivity	$15,350	49%	$16,111	46%	$(761)	(5)%
IoT Solutions	16,219	51%	18,853	54%	(2,634)	(14)%
Total cost of revenue	$31,569	100%	$34,964	100%	$(3,395)	(10)%

	Nine Months Ended September 30,				Change
(In thousands, USD)	2022		2021		$	%
IoT Connectivity	$47,673	47%	$48,729	55%	$(1,056)	(2)%
IoT Solutions	52,742	53%	39,946	45%	12,796	32%
Total cost of revenue	$100,415	100%	$88,675	100%	$11,740	13%

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross margin rate	2022	2021	2022	2021
IoT Connectivity	65%	61%	64%	61%
IoT Solutions	30%	28%	27%	32%
Total gross margins	53%	48%	51%	52%
Cost of IoT Connectivity, for the three months ended September 30, 2022, decreased year over year. This included an increase in carrier costs of $1.1 million from the BMP Acquisition which was more than offset by decreases in existing carrier costs associated with existing IoT Connectivity revenue. Changes in foreign exchange rates were also estimated to decrease carrier costs by $0.6 million.
Cost of IoT Solutions, for the three months ended September 30, 2022, decreased year over year. This included an increase of $7.6 million from the BMP Acquisition which was more than offset by decreases in costs associated with lower IoT Solutions revenue from existing customers.
Cost of IoT Connectivity, for the nine months ended September 30, 2022, decreased year over year. This included an increase in carrier costs of $2.5 million from the BMP Acquisition which was more than offset by decreases in existing carrier costs associated with existing IoT Connectivity revenue. Changes in foreign exchange rates were also estimated to decrease carrier costs by $1.3 million.

Cost of IoT Solutions, for the nine months ended September 30, 2022, increased year over year. This included an increase of $19.3 million from BMP Acquisition which was partially offset by decreases in costs associated with lower IoT Solutions revenue from existing customers. Changes in foreign exchange rates were also estimated to decrease cost of IoT Solutions by $0.9 million.

Selling, general and administrative expenses

	Three Months Ended September 30,		Change
(In thousands, USD)	2022	2021	$	%
Selling, general, and administrative	28,841	$26,001	$2,840	11%

	Nine Months Ended September 30,		Change
(In thousands, USD)	2022	2021	$	%
Selling, general, and administrative	85,883	$66,525	$19,358	29%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses.

The increase in SG&A expenses for the three months ended September 30, 2022, compared to the same period in fiscal 2021, was primarily driven by foreign exchange expense, headcount related costs, channel commissions, and travel related expenses, offset by a decrease in stock-based compensation.

The increase in SG&A expenses for the nine months ended September 30, 2022, compared to the same period in fiscal 2021, was primarily driven by professional services fees, stock-based compensation, directors and officers insurance, foreign exchange expenses, channel commissions, and travel related expenses.

Depreciation and amortization

	Three Months Ended September 30,		Change
(In thousands, USD)	2022	2021	$	%
Depreciation and amortization	$13,709	$12,440	$1,269	10%

	Nine months ended September 30,		Change
(In thousands, USD)	2022	2021	$	%
Depreciation and amortization	$40,679	$37,947	$2,732	7%

The increase in depreciation and amortization expense for the three and nine months ended September 30, 2022, as compared to the same periods in fiscal 2021 was mainly due to amortization of acquired intangibles from the BMP acquisition.
Other (income) expense

	Three Months Ended September 30,		Change
(In thousands, USD)	2022	2021	$	%
Interest expense, including amortization of deferred financing costs, net	$8,206	$5,589	$2,617	47%
Change in fair value of warrant liability	(120)	(2,898)	2,778	(96)%
Total other expense	$8,086	$2,691	$5,395	200%

	Nine months ended September 30,		Change
(In thousands, USD)	2022	2021	$	%
Interest expense, including amortization of deferred financing costs, net	$22,127	$16,155	$5,972	37%
Change in fair value of warrant liability	(253)	(5,281)	5,028	(95)%
Total other expense	$21,874	$10,874	$11,000	101%

The increase in other expense for the three months and nine months ended September 30, 2022, compared to the same period in fiscal 2021, was due to an increase in interest expenses due to higher interest rates and the addition of the Backstop Notes as well as a decrease in the gain on the KORE warrants in 2021 compared to the private placement warrants in 2022.
Income taxes

	Three Months Ended September 30,		Change
(In thousands, USD)	2022	2021	$	%
Income tax benefit	$(2,540)	$(3,710)	$1,170	(32)%

	Nine Months Ended September 30,		Change
(In thousands, USD)	2022	2021	$	%
Income tax benefit	$(7,844)	$(7,628)	$(216)	3%

The decrease in income tax benefit for the three months ended September 30, 2022, compared to the same period in fiscal 2021, was primarily due to changes in the jurisdictional mix of earnings and impact of the change in fair value of warrant liability which is not taxable.

The increase in income tax benefit for the nine months ended September 30, 2022, compared to the same period in fiscal 2021, was primarily due to changes in the jurisdictional mix of earnings and impact of the change in fair value of warrant liability which is not taxable.
Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs, our obligations to make scheduled payments of interest and principal on our indebtedness, our need to fund capital expenditures to support our current operations and to facilitate growth and expansion. The Company has financed operations and expansion with a combination of debt and equity.
At September 30, 2022, we had total equity of $251.5 million, net of an accumulated deficit of $173.0 million. Our primary sources of liquidity consist of cash totaling $42.9 million and a Revolving Credit Facility of $30.0 million of which the full $30.0 million was available for use for working capital and general business purposes. The Company believes this will be sufficient to provide working capital, make interest payments and make capital expenditures to support operations and facilitate growth and expansion for the next twelve months.
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
Cash Flows
Cash flows from operating activities
Net cash provided by operating activities in the nine months ended September 30, 2022, was primarily from changes in working capital driven by impacts from decreased inventory and accounts receivable as well as a smaller reduction in accounts payable and accrued liabilities due to timing of payments.

Cash flows used in investing activities

Cash used in investing activities for the nine months ended September 30, 2022 was primarily for a cash payment of $46.0 million for BMP Acquisition. Investments in capital expenditures related to technology equipment, software licenses, and internally developed software.
Cash flows used in financing activities
Cash used in financing activities in the nine months ended September 30, 2022, was primarily for term loan principal repayments of $2.4 million and to a lesser extent $0.6 million of deferred financing costs and equity financing fees payments resulting from our business combination.
Future Liquidity and Capital Resource Requirements
As of September 30, 2022, the Company has $19.4 million of purchase commitments for the remainder of the 2022 fiscal year. Additionally, as of September 30, 2022, the Company has $0.8 million of scheduled principal payments relating to the UBS term loan for the remainder of the 2022 fiscal year.
As of September 30, 2022, the Company has $47.5 million of purchase commitments for the fiscal years 2023 through 2026. The Company also has scheduled principal payments relating to the UBS term loan of $3.2 million for the fiscal years 2023 and 2024, with all outstanding principal due on December 24, 2024. Further, the Company has semi-annual interest payments due on $120.0 million related to the Backstop Notes. All outstanding principal on the Backstop Notes is due in full in September 2028.
Our available cash, together with our cash from results of operations and Revolving Credit Facility are expected to be sufficient to meet our operating expenses, debt service payments, capital requirements and other obligations for at least the next 12 months. However, to increase available liquidity or to fund acquisitions or other strategic activities, we may seek additional financing. The Company has no commitments for any additional financing and have no lines of credit or similar sources of financing, other than the borrowings available under the Credit Facilities, and the Bank Overdraft Facility. The Company cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends, raise future capital and make acquisitions. If we are unable to obtain additional needed financing, it may prohibit us from refinancing existing indebtedness and making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our business. The Company may need additional capital to fund future mergers & acquisitions.

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
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, USD)	2022	2021	2022	2021
Net loss	$(13,025)	$(4,508)	$(35,073)	$(12,474)
Income tax benefit	(2,540)	(3,710)	(7,844)	(7,628)
Interest expense	8,206	5,589	22,127	16,155
Depreciation and amortization	13,709	12,440	40,679	37,947
EBITDA	6,350	9,811	19,889	34,000
Change in Fair value of warrant liability (non-cash)	(120)	(2,898)	(253)	(5,281)
Transformation expenses	2,461	2,424	5,927	6,174
Acquisition and integration-related restructuring costs	2,604	2,772	11,688	7,290
Stock-based compensation (non-cash)	3,019	3,933	7,570	4,564
Foreign currency loss (non-cash)	1,077	(240)	1,566	(163)
Other	180	94	715	390
Adjusted EBITDA	$15,571	$15,896	$47,101	$46,974
Transformation expenses are related to the implementation of our strategic transformation plan, which include the costs of a re-write of our core technology platform, expenses incurred to design certain new IoT Solutions and “go-to-market” capabilities.
Acquisition and integration-related restructuring costs for the nine months ended September 30, 2022 relate to legal, accounting, advisory, and other professional services costs associated with the BMP Acquisition.
Acquisition and integration-related restructuring costs for the three and nine months ended September 30, 2021 relate to legal, accounting, advisory, and other professional services costs associated with the Integron Acquisition and Integron’s integration into KORE, certain synergies related to our acquisitions, certain one-time severance costs associated with our transformation, and accounting and advisory fees related to the Business Combination.
Concentration of Credit Risk and Off-Balance Sheet Arrangements
Cash is a financial instruments that is potentially subject to concentrations of credit risk. The Company’s cash is deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash is held.
The Company has a total of $66.9 million of purchase commitments payable that are not recorded as liabilities on the balance sheet as of September 30, 2022. Additionally, the Company has a $0.4 million standby letter of credit and bank guarantees as of September 30, 2022. The Company has no other financial instruments or commitments with off-balance-sheet risk of loss.
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
See “Note 1 - Summary of Significant Accounting policies - Recently Adopted Accounting Pronouncements” to the accompanying condensed consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.
Goodwill
The Company tests goodwill for impairment on an annual basis on October 1st and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the nine months ended September 30, 2022, management conducted a review to assess whether indicators of impairment existed. The Company experienced a decline in its stock price and market capitalization that represented an indicator of impairment as the observed declines were substantial and sustained. As a result, the Company engaged a third party to perform a quantitative goodwill impairment test. The Company operates in a single operating and reportable segment therefore the test was performed as a single reporting unit. The fair value was estimated by equally weighting the results from the income approach and the market approach. These valuation approaches consider several factors that include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. The estimated fair value of the reporting unit exceeded the carrying value of the reporting unit by 23.8% therefore goodwill was concluded not to be impaired.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first nine months of 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2021.
Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were not effective as of September 30, 2022, due to the material weaknesses in our internal control over financial reporting as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at September 30, 2022. As a result of hiring additional qualified finance and accounting resources as part of the remediation of our financial close processes, we have identified material weaknesses at one of the Company’s subsidiaries related to its procure to pay, inventory and production management and order to cash business processes as these business processes have not been fully integrated and/or automated within its historical enterprise resource planning and manufacturing execution system solutions. The current financial reporting processes and systems in place do not allow the subsidiary to maintain an accurate and timely perpetual inventory management and order fulfillment system, requiring extensive manual processes and interventions.

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
Item 1A.    Risk Factors.
As of the date of this Quarterly Report, there have been no material changes, to those risk factors previously disclosed in our Annual Report on Form 10-K for the period ending December 31, 2021 and our Form 10-Q for the period ending June 30, 2022. The Company may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 5.    Other Information.
None
Item 6.    Exhibits.

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORE Group Holdings, Inc.

Date: November 14, 2022	By:	/s/ Romil Bahl
Romil Bahl
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Paul Holtz
Paul Holtz
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)