Form 10-K
period 2022-12-31
KORE Group Holdings, Inc.
filed 2023-04-07
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-40856
_____________________________
KORE Group Holdings, Inc.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware	86-3078783
(State incorporation)	(I.R.S. Employer Identification No.)

3 Ravinia Dr , Suite 500 Atlanta, GA	30346
(Address of principal executive office)	(Zip code)
877-710-5673
Registrant’s telephone number, including area code
_____________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	KORE	The New York Stock Exchange
Warrants to purchase common stock	KORE WS	The New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None.
_____________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of stock held by non-affiliates as of June 30, 2022 (the last business day of the registrant’s most recently completed second quarter) was $109 million based upon $3.07 per share, the closing price of the registrant’s common stock on that date on the New York Stock Exchange. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose. As of April 5, 2023, there were 76,538,821 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2022.

i

BASIS OF PRESENTATION
As used in this Annual Report on Form 10-K, unless as the context requires otherwise, as used herein, references to “KORE,” the “Company,” “we,” “us,” and “our,” and similar references refer collectively to KORE Group Holdings, Inc. and its consolidated subsidiaries.
Unless the context otherwise requires, references in this Annual Report on Form 10-K to:
• “ASU” are to Accounting Standards Update;
•“Backstop Agreement” are to that certain backstop agreement dated July 27, 2021 between KORE Wireless Group, Inc., a wholly owned subsidiary of KORE, and Drawbridge Special Opportunities Fund LP, an affiliate of Fortress Credit Corp., in connection with the Backstop Financing, as amended November 15, 2021;
•“Backstop Financing” are to the backstop financing to be provided by an affiliate of Fortress Credit Corp. pursuant to the Backstop Agreement and the Commitment Letter;
•“Backstop Notes” are to the senior unsecured convertible notes in an aggregate principal amount of $120,000,000 issued by KORE Wireless Group, Inc. pursuant to the Backstop Financing and the Commitment Letter;
•“ Base Exchange Rate” are to the $12.50 per share that is exchangeable for a Note into a Common Stock by us at any time at the option of Fortress.;
•“ Board” are to the board of directors of KORE Group Holdings, Inc.;
•“BMP” Acquisition” is the acquisition of 100% of the outstanding share capital of Business Mobility Partners, Inc. (“BMP”) and Simon IoT LLC (“Simon IoT”);
•“Business Combination” The acquisition of the net assets of Cerberus Telecom Acquisition Corporation ("CTAC") by pre-combination KORE, which was accounted for as a reverse recapitalization;
•“CaaS” are to Connectivity-as-a-Service;
•“CEaaS” are to Connectivity Enablement-as-a-Service;
•“ CECL” are to current expected credit loss;
•“CHTS” is Connected Health Telemetry Solution;
•“Closing” are to the consummation of the Transactions;
•“ Closing Date” are to September 30, 2021;
•“Code” are to the Internal Revenue Code of 1986, as amended;
•“ Company” are to KORE Group Holdings, Inc.;
•“CODM” are to the chief operating decision maker;
•“Commitment Letter” are to that certain commitment letter dated as of September 21, 2021, and countersigned on October 1, 2021, by and among an affiliate of Fortress Credit Corp., KORE, Corp Merger Sub and LLC Merger Sub;
•“Corp Merger Sub” are to King Corp Merger Sub, Inc.;
•“COVID-19” are to SARS-CoV-2 or COVID-19, any evolution or variations existing as of or following the date of the Merger Agreement, or any epidemics, pandemics or disease outbreaks;
•“FDA” are to U.S. Food and Drug Administration;
•“EGC” are to emerging growth company;
•“eCOA” is Electronic Clinical Outcome Assessment;
•“eSIM” or embedded subscriber identity module, is a form of programmable SIM. It provides the capability to store multiple network profiles that can be provisioned and managed over-the-air;
•“eUICC” or embedded universal integrated circuit card is a form of programmable SIM card, often referred to as eSIM. It provides the capability to store multiple network profiles that can be provisioned and managed over-the-air;
•“ePRO” is Electronic Patient Reported Outcome;
•“Exchange Act” is the Securities Exchange Act of 1934, as amended;
• “FASB” are to Financial Accounting Standards Board;
•“FIFO” are to first-in, first-out method;
•“Fortress” are to the affiliates of Fortress Credit Corp.;

•“GAAP” are to generally accepted accounting principles in the United States;
•“GNSS Receiver” are to a global navigation satellite system receiver which is integral to an electronic device that receives and digitally processes the signals from a navigation satellite constellation in order to allow the functioning of GPS systems and other location based devices;
•“HIPAA” are to Health Insurance Portability and Accountability Act;
•“Incentive Plan” are to the KORE 2021 Long-Term Stock Incentive Plan;
•“IoT” are to Internet of Things;
•“IIoT” are to Industrial IoT;
•“KORE Common Stock” are to the shares of common stock of KORE, par value $0.0001 per share;
•“KORE Warrants” are to the sale of Series B preferred stock, pre-combination KORE issued warrants for the purchase of common stock at an exercise price of $0.01 per warrant;
•“KORE Wireless” are to KORE Wireless, Inc., a Delaware corporation and wholly owned and principal operating subsidiary of KORE;
•“LLC Merger Sub” are to King LLC Merger Sub, LLC;
•“Lock-Up Shares” are to KORE stockholders party thereto are contractually restricted from selling or transferring any of their shares of our Company’s common stock;
•“LTE” Long-Term Evolution is a standard for wireless broadband communication for mobile devices and data terminals, based on the GSM/EDGE and UMTS/HSPA standards;
•“Maple” are to Maple Holdings Inc.;
•“Merger Agreement” are to that certain Agreement and Plan of Merger, dated as of March 12, 2021, as amended on July 27, 2021 and September 21, 2021, by and among CTAC, KORE, Corp Merger Sub, LLC Merger Sub and Maple Holdings Inc.;
•“Mergers” are to the First Merger and Second Merger, collectively;
•“MRCs” are to monthly recurring charges;
•“MODGo” is KORE branded SaaS platform solution to manage, order and deploy devices on the go;
•“NYSE” is to the New York Stock Exchange;
•“mPERS” are to mobile Personal Emergency Response System;
•“PCAOB” are to the Public Company Accounting Oversight Board;
•“multi-IMSI” is multi- International Mobile Subscriber Identity;
•“OEMs” are to original equipment manufacturers;
•“OmniSIM” is eSIM /eUICC solution branded by KORE as it a unique solution which offers a combination of KORE and local profiles on a single eSIM.Omni Reach and Omni Rush are two different variations of the OmniSIM solution;
•“PIPE” are to Private Investment in Public Equity;
•“RSUs” are to Restricted Stock Unit Awards;
•“PIPE Investment” are to the private placement pursuant to which CTAC entered into subscription agreements (containing commitments to funding that are subject only to conditions that generally align with the conditions set forth in the Merger Agreement) with certain investors whereby such investors agreed to purchase an aggregate of 22,500,000 shares of KORE Common Stock at a purchase price of $10.00 per share for an aggregate commitment of $225,000,000;
•“PIPE Investors” are to the investors participating in the PIPE Investment;
•“SaaS” are to software-as-a-service;
•“SEC” are to the United States Securities and Exchange Commission;
•“Simon IoT” are to Simon IoT LLC;
•“Sponsor” are to Cerberus Telecom Acquisition Holdings, LLC, a Delaware limited liability company;
•“Subscription Agreements” are to the subscription agreements entered into by and between CTAC and the PIPE Investors, in each case, dated as of March 12, 2021 in connection with the PIPE Investment;
•“Transactions” are to, collectively, the Business Combination and the other transactions contemplated by the Merger Agreement and the other related transaction agreements; and

•“Warrant Agreement” are to a certain warrant agreement entered into by and between CTAC and Continental Stock Transfer & Trust Company, dated as of October 26, 2021.
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
Forward-looking statements may include, for example, statements about:
•our ability to develop and introduce new products and services successfully;
•our ability to compete in the market in which we operate;
•our ability to meet the price and performance standards of the evolving 5G New Radio products and technologies;
•our ability to expand our customer reach/reduce customer concentration;
•our ability to grow the IoT and mobile portfolio outside of North America;
•our ability to make scheduled payments on or to refinance our indebtedness;
•our ability to introduce and sell new products that comply with current and evolving industry standards and government regulations;
•our ability to develop and maintain strategic relationships to expand into new markets;
•our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;
•our reliance on third parties to manufacture components of our solutions;
•our ability to accurately forecast customer demand and timely delivery of sufficient product quantities;
•our reliance on sole source suppliers for some products, services and devices used in our solutions;
•the continuing impact of uncertain global economic conditions on the demand for our products;
•the impact of geopolitical instability on our business;
•the emergence of global public health emergencies, such as the outbreak of the 2019 novel coronavirus, now known as “COVID-19,” which could extend lead times in our supply chain and lengthen sales cycles with our customers;
•direct and indirect effects of COVID-19 on our employees, customers and supply chain and the economy and financial markets;
•the impact that new or adjusted tariffs may have on the costs of components or our products, and our ability to sell products internationally;

•our ability to be cost competitive while meeting time-to-market requirements for our customers;
•our ability to meet the product performance needs of our customers in wireless broadband data access markets;
•demand for software-as-a-service telematics solutions;
•our dependence on wireless telecommunication operators delivering acceptable wireless services;
•the outcome of any pending or future litigation, including intellectual property litigation;
•infringement claims with respect to intellectual property contained in our solutions;
•our continued ability to license necessary third-party technology for the development and sale of our solutions;
•the introduction of new products that could contain errors or defects;
•conducting business abroad, including foreign currency risks;
•the pace of 5G wireless network rollouts globally and their adoption by customers;
•our ability to make focused investments in research and development;
•our ability to identify suitable acquisition candidates or to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments;
•our ability to hire, retain and manage additional qualified personnel to maintain and expand our business; and
•our ability to maintain adequate liquidity to meet our financial needs and/or raise financing in the future.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” immediately following this summary, which represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our common stock or warrants and result in a loss of all or a portion of your investment:

•Risks related to the Revision, including, without limitation, potential inquiries from the SEC and/or the New York Stock Exchange Capital Markets, the potential adverse effect on the price of our common stock, and possible claims by our stockholders or otherwise;
•The 5G market may take longer to materialize than we expect or, if it does materialize rapidly, we may not be able to meet the development schedule and other customer demands;
•Our development and investments in new technologies, may not generate operating income or contribute to future results of operations that meet our expectations;
•If we are unable to support customers with low latency and/or high throughput IoT use cases, our revenue growth and profitability will be harmed;
•If we are unable to effectively manage our increasingly diverse and complex businesses and operations, our ability to generate growth and revenue from new or existing customers may be adversely affected;
•The loss of our largest customers, particularly our single largest customer, could significantly impact our revenue and profitability;
•Our products are highly technical and may contain undetected errors, product defects, security vulnerabilities, or software errors;
•If there are interruptions or performance problems associated with the network infrastructure used to provide our services, our customers may experience service outages, which may impact our reputation and future sales;
•Our inability to adapt to rapid technological change in our markets could impair our ability to remain competitive and adversely affect our results of operations;
•The market for the products and services that we offer is rapidly evolving and highly competitive. We may be unable to compete effectively;
•If we are unable to protect our intellectual property and proprietary rights, our competitive position and business could be harmed;
•Failure to maintain the security of our information and technology networks, including information relating to its customers and employees, could adversely affect us;
•Our internal and customer-facing systems, and systems of third parties they rely upon, may be subject to cybersecurity breaches, disruptions, or delays;
•We are subject to evolving privacy laws that are subject to potentially differing interpretations in the United States as well as other jurisdictions that can adversely impact our business and require that we incur substantial costs;
•Our technology contains third-party open-source software components and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to provide our platform;
•We faces risks inherent in conducting business internationally, including compliance with international as well as U.S. laws and regulations that apply to our international operations;
•We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business, financial condition and results of operations;
•We may be affected by fluctuations in currency exchange rates;
•Our management has identified internal control deficiencies that have resulted in material weaknesses in our internal control over financial reporting and disclosure controls and procedures;
•Our future capital needs are uncertain, and we may need to raise additional funds in the future, but may not be able to raise such additional funds on acceptable terms or at all; and
•We have a history of losses and may not be able to achieve or sustain profitability in the future.

PART I.
ITEM 1.    BUSINESS
Overview
We offer IoT services and solutions. We are one of the largest global independent IoT enablers, delivering critical services to customers globally to deploy, manage and scale their IoT application and use cases. We provide advanced connectivity services, location-based services, device solutions, managed and professional services used in the development and support of IoT solutions and applications. Our IoT platform is delivered in partnership with the world’s largest mobile network operators and provides secure, reliable wireless connectivity to mobile and fixed devices. This technology enables us to expand our global technology platform by transferring capabilities across the new and existing vertical markets and to deliver complimentary products to channel partners and resellers worldwide. We began operations in 2003. A predecessor entity, of KORE, Maple Holdings Inc., was incorporated under the laws of the State of Delaware on July 29, 2014. After the Closing, Maple Holdings Inc. ceased to exist as a separate legal entity.
We have operating subsidiaries located in Australia, Belgium, Brazil, Canada, the Dominican Republic, Ireland, Malta, Mexico, the Netherlands, New Zealand, Switzerland, the United Kingdom and the United States.
We are one of the largest global enablers of IoT, providing Connectivity and IoT Solutions to enterprise customers across five key industry verticals, comprised of (i) Connected Health, (ii) Fleet Management, (iii) Asset Monitoring, (iv) Retail, Communications Services and (v) Industrial IoT.
On February 16, 2022, we acquired Business Mobility Partners, Inc. and Simon IoT LLC which are industry-leading mobile service providers to expand the company's services and solutions within the healthcare and life sciences industries.
We have built a business at scale with revenue, net loss and adjusted EBITDA as shown in the table below:

(In thousands, USD)	December 31, 2022	December 31, 2021
Revenue	$268,447	$248,435
Net loss	(106,200)	(24,776)
Adjusted EBITDA	62,835	60,929
Already a large market, IoT shows the promise and potential to be a significant technological revolution. IoT adoptions often result in significant productivity increases while creating entirely new business models in many cases, and we believe that IoT has the ability to have a significant impact worldwide. We enable this IoT adoption and are at the center of this revolution.
Diverse, Blue-chip Customer Base
We enable mission-critical IoT applications for enterprise and solution provider customers across approximately 15.0 million and 14.6 million devices as of December 31, 2022 and 2021, respectively. We provided connectivity to over 3,600 customers for each of the years ended December 31, 2022 and 2021. Examples of how our customers use our products and services across our five key verticals are illustrated below:

•Connected Health: IoT enablement of medical device therapies, telehealth, chronic disease management, remote patient monitoring, IoT-enabled clinical drug trials, ePRO / eCOA, biometric sensor data capture, mPERS connected emergency devices, connected medical equipment diagnostics, electronic visit verification, etc.
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
•Retail/Communication Services: IoT and consumer service providers, carrier IoT business units, enterprise connectivity / failsafe, private networking—We may provide CEaaS for some of these customers.
•Industrial IoT: Smart utilities / meters, smart cities / buildings, smart factories, field service automation, manufacturers of smart or connected products with actionable insights into industrial operations within manufacturing and OEMs.

Across the above-mentioned use cases and others, IoT is already a large and fast-growing industry comprised of IoT hardware, software, connectivity and services.
We enable mission-critical applications for over 3,600 customers comprising over 15.0 million devices. We are a leader in enabling end-to-end IoT solutions for enterprises across high growth end markets including Connected Health, Industrial IoT, Fleet Management and Remote Asset Monitoring. We serve an expansive group of some of the largest blue-chip enterprises with low customer concentration (approximately 300 customers comprising approximately 90% and 89% of our revenue for the years ended December 31, 2022 and 2021, respectively).
Our customers operate in a wide variety of sectors, including healthcare, fleet and vehicle management, asset management, communication services and industrial/manufacturing. Our largest customer, comprising approximately 11% and 21% of our revenue for the years ended December 31, 2022 and 2021, respectively, is a large multinational medical device and health care company.
We have a B2B (business to business) model where any given customer may have hundreds, or thousands of devices deployed in the field. The structure of our relationships with its connectivity customers is “sticky,” meaning that any exit by a connectivity customer from our platform generally will take place over an extended period of time.
The difficulty in determining if a customer is moving away from KORE is compounded by the fact that the number of total connections that we have with any particular customer can increase or decrease over time depending on a variety of factors, including pricing, customer satisfaction and fit with a particular customer product. In some cases, customers may choose to allocate a portion of their business to other service providers alongside KORE. This allocation can change from period to period. As a result, a decline in total connections by a customer is not necessarily an indicator that the customer has decided to move away from KORE. Customers often keep their volume allocation decisions confidential in order to prevent us from making commercial adjustments (such as price increases). We have developed a reliable framework for identifying early signs of potential customer churn and deploying preventative measures to ensure retention.
Key Partners
Our strong customer and partner relationships provide us with the opportunity to expand our market reach and sales. We partner with leading cellular providers to enable our CaaS business. Our IoT ecosystem partners include enterprise-level IoT software providers as application platform partners, top of the line commercial hardware manufacturers as hardware OEM partners, well-known electronics solutions providers as semi-conductor and module OEM partners, globally recognized cloud platforms as cloud providers as well as multinational system integrators as systems integration services partners. These partnerships allow us to provide IoT Solutions to our customers.
Market Opportunity
Key highlights of our market and business opportunities include:
Large and Growing IoT Market. The IoT market is rapidly expanding and we aim to capitalize on this momentum. The addressable IoT market is anticipated by industry analysts to grow from $382 billion, with 12 billion IoT devices in 2020, to $906 billion with 25 billion IoT devices by 2025. The addressable IoT market is projected by industry analysts to be $7 trillion by 2030 with 75 billion IoT devices and an accelerated growth of 50.5% CAGR. In addition to the proliferation of IoT endpoints, the adoption of 5G connectivity and enterprise digital transformation are major drivers for the growth of the IoT market.
Full stack product suite. Our mission is clear, to simplify the complexities of IoT and help clients deploy, manage, and scale their mission critical IoT Solutions. We have built a platform that allows us to be a trusted advisor to its clients in serving them in three areas CaaS, IoT Managed Services/Solutions, and Analytics, which we refer to as “CSA,” or connectivity, solutions, and analytics. We offer a one-stop shop for enterprise customers seeking to obtain multiple IoT services and solutions from a single provider. Our product scope is as described below:

Product line	Products	Product description	Primary pricing method
IoT Connectivity 66% and 68% of full year 2022 and 2021 revenue, respectively	IoT Connectivity as a Service (CaaS)
•IoT Connectivity services offered through our market leading IoT platform ‘KORE One’™
•Our connectivity solutions allow devices to seamlessly and securely connect anywhere in the world across any connected network, which we call our multiple devices, multiple locations, multiple carriers CaaS multi-value proposition
Per subscriber per month for lifetime of device (7-10 years and growing) Multi-year contracts with automatic renewals

	IoT Connectivity Enablement as a Service (CEaaS)	• IoT Connectivity Management Platform as a Service (or individual KORE One engine) • Cellular Core Network as a Service (Cloud Native Evolved Packet Core “EPC”)

IoT Solutions 34% and 32% of full year 2022 and 2021 revenue, respectively	IoT Device Management Services	• Outsourced platform-enabled services (e.g., logistics, configuration, device management) •Sourcing of third-party devices globally, device design and selection services	Upfront fee per device or per device per month

	IoT Security Location Based Services (LBS)	•KORE’s SecurityPro® SaaS platform • KORE’s PositionLogic® SaaS platform and LBS APIs	Per subscriber per month
IoT Connectivity
IoT Connectivity services represent 66% and 68% of our revenue for the years ended December 31, 2022, and 2021, respectively. Our heritage is in delivering IoT Connectivity services, particularly cellular connectivity, which is needed in a large number of IoT use cases. Managing cellular connectivity for IoT devices is complex. Companies deploying IoT devices often do so in multiple countries and continents. Even within an individual country, it is often the case that no single carrier offers 100% network coverage or coverage across all cellular technologies. Among other IoT deployment complexities, this lack of a single carrier across territories often necessitates negotiating, establishing and maintaining a large number of cellular carrier contracts. On a day-to-day level this requires potentially accessing a large number of cellular carrier portals in order to provision, de-provision, maintain, change rate plans for, change states for, and perform other transactions for SIMs deployed in IoT devices. A company deploying IoT would also expect to get multiple cellular carrier bills every month, and to work with multiple customer support organizations when something goes wrong. This complexity is very hard to manage at scale, especially since it is only a part of the complexity of the overall IoT deployment. Our connectivity services simplify this complexity and provide a single connectivity relationship managed through a single source with our KORE One platform which is purpose built for IoT. On the back-end, we leverage 46 carrier integrations with our cellular carrier partners.
KORE IoT Connectivity Services Coverage
We also believe that eSIMs and eUICC technology have significant potential for IoT providers and for KORE in particular. eSIM and eUICC technology are new standards for remote SIM provisioning defined by the Global System for Mobile Communications Association (“GSMA”), the organization that supports and defines cellular standards. The transition from the current standard, where a SIM is “locked in” to a specific cellular carrier, to an “unlocked” eSIM model with eUICC technology that allows a company deploying IoT to switch cellular carriers at the push of a button, “over the air,” without the need to physically change SIM cards, will allow a provider in our position to offer a single eSIM that works across multiple cellular carriers. This evolution will provide our customers with the ability to easily switch cellular carriers, without the need for expensive and labor-intensive physical SIM replacements.
Within IoT Connectivity services, we offers CaaS and CEaaS.
CaaS is cellular connectivity via our IoT platform ‘KORE One’™ and it is offered to enterprise customers such as large medical device manufacturers, or to IoT software and solutions providers such as fleet tracking companies who may bundle connectivity with their own software and solutions. Fees for CaaS services generally consist of a monthly subscription fee for each connection, and additional data usage fees. Connectivity services also include charges for each SIM sold to a customer and other miscellaneous charges.
CEaaS is provided to communication service providers (such as MVNOs, and telecom carriers), device OEMs or other providers who wish to provide IoT cellular services to the market. The infrastructure software and services offered to such providers are cellular Core Network as a Service ((including Cloud Native Evolved Packet Core “EPC”), or “CNaaS”), Connectivity Management Platform as a Service (“CMPaaS”) and Private Networking as a Service (“PNaaS”). Fees for CEaaS generally consist of a monthly subscription fee and other miscellaneous charges.
We have launched OmniSIMTM suite, which includes a multi-IMSI eUICC eSIM and a true eSIM – OmniSIM Reach and OmniSIM Rush. We have been successful in drawing in new customers and equipping existing customers with this future-proofed, global, and GSMA compliant eSIM, which will be a key technology in the decade of IoT. Powered by eSIM and multi-IMSI technology, OmniSIM provides global resilient connectivity with zero-touch provisioning. Now you can leverage connectivity that provides true out-of-the-box, global coverage that ensures it’s always on the right network for the required service needs.
•OmniSIM Reach: OmniSIM Reach is an award-winning solution powered by centralized multi-IMSI technology that truly covers the globe with access to 600 mobile networks in 198 countries.
•OmniSIM Rush: OmniSIM Rush is a cost-effective solution designed with performance and flexibility in mind. Rush delivers for those IoT use cases that require higher data (100MB/month upwards) usage plans in Europe and the United States.

IoT Solutions and Analytics
IoT Solutions represented approximately 34% and 32% of our revenue for the years ended December 31, 2022 and 2021, respectively. Successful deployment of IoT is extremely complex. Some of the significant challenges in IoT deployment include:
Top challenges in IoT deployments
To simplify IoT deployment complexity, we offer a comprehensive portfolio of IoT Solutions capabilities, including:
•IoT Device Management Services: outsourced platform enabled services (logistics, configuration, device management). Among other logistics services, we offer access to a global supply chain and a global supply base at competitive prices which may include custom device design and manufacture;
•Location Based Services: our SaaS cloud-based APIs (Position Logic®) platform for location and asset tracking; and
•IoT Security (SecurityPro®): our SaaS platform for deep-network behavior-mining IoT device security.
We are experienced in providing industry-specific solutions and increasingly with pre-configured industry solutions with a focus on areas such as regulatory and medical device compliance. We offer a one-stop shop for our customers with the capability to deliver large-scale solutions for enterprise customers.
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
Partner Ecosystem
We are a differentiated player providing comprehensive IoT Solutions—CaaS, Solutions & Analytics through its robust partner ecosystem. This partner ecosystem offers us the unique ability to act as a “one-stop-shop” specializing in solutions across the full IoT stack that are secure, cost-efficient and enable our customers a rapid time to market. We partner with mobile carriers around the world as well as application platforms, hardware OEMs, semiconductor and module OEMs, cloud infrastructure providers and systems integrators.
Participation in 5G Adoption

•Massive TAM ( “Total Addressable Market”) and Disruptive End-Market Use Cases. We believe that 5G adoption will result in an addressable market of $13.2 trillion globally by 2035. Market growth is expected to be driven by key segments including smart manufacturing, mobile, smart city, intelligent retail, construction and mining, connected healthcare, and precision agriculture.
•KORE Touchpoints. We expect to be the leading enabler of 5G adoption across 5G IoT, 5G broadband, and 5G ultra reliable segments because we:
•Provide 5G connectivity and simplified management with 5G-ready eSIM and eUICC technology and multi-value proposition enabled by the proprietary KORE One platform.

•Enable seamless transition to 5G with its strength in carrier relationships and experience in managing network transitions.
•Accelerate 5G use cases with pre-configured solutions and industry-specific IoT Managed Services portfolios.
•Enable edge deployments with a roadmap for a fully virtualized multi-carrier gateway on the Edge (KORE Anywhere).
•Enable private network deployments with a fully virtualized core network (Cloud Native Evolved Packet Core “EPC”).
•Leveraging eSIMs coupled with eUICC Technology. eSIMs coupled with eUICC technologies are next-generation technologies driving rapid adoption of Enterprise IoT Connectivity. According to Ericsson, there is a massive growth of new IoT-connected devices expected to come online, with approximately 35 billion devices by 2028. One of the bigger challenges to achieving this growth is current SIM card technology. Today, the vast majority of cellular connected devices are using SIM cards which are locked into a specific cellular carrier. eSIMs and eUICC technology offers several benefits over traditional SIM card technology, including:
•Enables devices to store multiple operator profiles on a device simultaneously and switch between them remotely.
•Allows remote updates.
•Permits remote SIM provisioning of any mobile device.
•Delivers an effective way to significantly increase data security.
•Offers protection from evolving network technologies, such as the retirement of legacy services like 2G and 3G. In some cases, eSIM technology plays a critical role providing secure out-of-the box connectivity to support IoT. It enables our customers to maintain a flexible approach towards carrier and network management. Moreover, eSIM technology future-proofs devices in the field against changes in network technology. We offer advanced connectivity solutions through its proprietary eSIM offering and believe that it will be a key vector for eSIM volume growth. We shipped approximately 0.5 million eSIMs in 2022 and expect to continue successfully implementing the eSIM technology into customer IoT deployments.
KORE’s Competition and Differentiators
We believe that it is one of the few providers in the current market that can provide IoT enablement services, delivering CaaS, IoT Solutions and Analytics in a comprehensive manner. However, the individual markets for our products and solutions are rapidly evolving and are highly competitive. These markets are likely to continue to be affected by new product introductions and industry participants. Below are some of our key competitors across various segments of its business:
•For IoT Connectivity services: telecom carriers such as T-Mobile and Vodafone; Mobile Virtual Network Operators such as Aeris, Wireless Logic; and Twilio, Inc.
•For IoT Solutions and Analytics: device management services providers such as Velocitor Solutions and Futura Mobility, fleet management SaaS providers such as Fleetmatics and GPS Trackit, and analytics services providers such as Galooli and Intellisite.
We compete in the IoT Connectivity services market on the basis of the number of carrier integrations (46), its KORE One platform (7 engines), ConnectivityPro service and related APIs, the eSIM technology stack/proprietary IP, Cloud Native Evolved Packet Core “EPC”. We compete in the IoT Solutions market on the basis of its deep industry vertical knowledge and experience (e.g., in Connected Health through the U.S. Food and Drug Administration (“FDA”) Facilities Registration, ISO 9001/13485 certification and HIPAA compliance), its breadth of solutions and analytics services and 3,300+ connectivity-only customers that provide cross-selling opportunities of additional IoT managed services.
Sales, Marketing and Growth Strategy
The five pillars of our growth strategy are as follows:
•Significant organic volume growth from existing customer base: Leveraging strong IoT industry momentum with the average customer growing at double digit growth rates, maintaining high customer retention, and leveraging eSIMs to gain wallet share and market share.
•Cross-sell and upsell our growing portfolio of IoT Solutions to our large base of IoT Connectivity services only customers. Continue to build momentum using our investments in MODGo, High Bandwidth, CHTS solution for cross-sell opportunities.
•Deepening our presence in focused industry sectors: Leverage our presence in Connected Health and Fleet Management, deepen its presence in other verticals in the next 6 to 12 months, and deploying pre-configured industry solutions.
•Enhance “AIoT” (Artificial Intelligence + IoT) and Edge Analytics capabilities in target industries.

•Drive growth through strategic, accretive acquisitions, which add key capabilities.
Intellectual Property
Our approach in building our intellectual property was to focus on creating outcomes for our customers. This enables services that we provide using our IP and build their own services that lead to meaningful business outcomes for them, whether it is building a web-based patient monitoring service or a mobile app-based pet tracking service.
Our Technology Stack essentially provides customers with IoT Building Blocks to create their IoT Solution. Our KORE One platform with our seven open, modular and scalable engines sits in the center of all this. The platform not only enables us to create services for our customers, but also for customers to build their own. Our eSIM (OmniSIM) can provide global and local connectivity on a single SIM. Our HyperCore provides us with the core network capabilities to enable us and our customers to drive creative connectivity offerings. Our Pre-Configured solutions offer customers the ability to jump start their IoT journey and reduce their time-to-market from several months to a few weeks.

Key areas of our intellectual property as illustrated above are:

KORE One™ Platform: The KORE One Platform was built using a microservices-based proprietary architecture and consists of seven (7) key engines.

KORE eSIM: We have developed our eSIM which helps in providing global connectivity using a single eSIM which can be remotely updated with a preferred carrier profile over the air, or OTA. The key pieces of intellectual property in this portfolio include our eSIM profile, eSIM Validation Tool, and our APIs.
Cloud Native HyperCore (Cellular Network as a Service): Any cellular network is comprised of a Radio Access Network (“RAN”), fiber optic backhaul and a “core network”, the functions of which constitute the “brains” of this network (including switching, authentication etc.). Cloud Native HyperCore provides us as well as some of its customers with a cellular “core network” (built on top of a RAN and backhaul from a cellular carrier). Our intellectual property consists of both a traditional and a cloud-native core network component.

IoT Network and Application Services
•ConnectivityPro®: IoT Connectivity Management Platform that provides an array of global IoT Connectivity services such as provisioning connectivity, provisioning users, rating and charging, distribution management, eSIM orchestration, diagnostics and support.
•SecurityPro®: IoT security service that enables deep network traffic monitoring for IoT connections. It helps mitigate the risk of data breaches and provides packet-level visibility into IoT communications. With SecurityPro, customers can set up rules on groups of devices and not only detect anomalies in traffic based on these rules but also take appropriate action upon detection.

•PositionLogicTM: Location based services (“LBS”) platform for position mapping, global fleet tracking, intelligent routing and integrated telematics services such as in-vehicle video, cargo monitoring, safety & security etc.

Apart from the intellectual property listed above, we maintain one active patent, several trademarks and ownership of domain and website names, all of which we consider our intellectual property.
We manage our research and development efforts through a structured life-cycle process covering identification of customer requirements, preparing a product roadmap, ongoing agile development, and commercial introduction to eventual phase-out. During product development, emphasis is placed on quality, reliability, performance, time-to-market, meeting industry standards and customer-product specifications, ease of integration, cost reduction, and maintainability.
Employees and Human Capital
Our success depends on our ability to attract, hire, retain and develop highly skilled professionals in a variety of specialties, including finance, technology, compliance, business development, cybersecurity and management.
Workforce
As of December 31, 2022, we had 595 full-time employees.
Talent Management and Culture
Due to the complexity of our business, we compete for talent with other companies, both inside and outside of our industry, and in multiple geographical areas in the United States, Canada, United Kingdom and the Netherlands. In 2022, our human capital efforts focused on further developing our high-performance culture to attract, develop and retain talent by enhancing our performance-management and succession planning efforts, additional talent management programs, recruitment focus to attract underrepresented workforce areas, encourage greater autonomy through thought leadership and innovation and improve quantity and quality of employee communications, so that we can better serve our customers and be recognized as a great place to work. To that end, we seek employees who share our commitment to our core values: Innovation, One Team, Trust and Integrity, Excellence, Results Focused, Supportive and Collaborative.
Compensation and Benefits
To maintain a high-caliber, values-driven workforce that is committed to our culture, we strive to offer total rewards, including compensation, benefits and recognition programs that position our company as an employer of choice. Our compensation is designed to be performance based and competitive in the markets in which we compete. We closely monitor industry trends and practices to ensure we are able to attract and retain the personnel who are critical to our success. We also monitor internal pay equity to help ensure that our compensation practices are fair and equitable across our organization. Our senior leaders have an opportunity to receive a portion of their compensation in our equity, and, subject to a cap, we match the contributions of all of our employees to our retirement savings plan to help support their long-term financial goals.
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
Continuous improvement is a pillar of our culture, and we regularly solicit employee feedback on the effectiveness and quality of our support programs and their level of engagement with our business. We use this feedback to improve our programs and processes and inform decisions about our business. In addition, we closely monitor employee turnover, both in the aggregate and in key subcategories such as diversity and levels within the company, to evaluate our effectiveness in retaining critical personnel.
We are committed to an inclusive work environment to encourage and cultivate diversity of thought and ideas within the Company to leverage the individual talents, perspectives and experiences of our employees to position us for continued growth and success.
Deployment Operations, Training and Customer Support
IoT deployments are extremely complex. Our mission is to simplify the complexities of IoT and help clients deploy, manage and scale their mission-critical IoT Solutions.
In the CaaS business, we deploy connectivity solutions using local SIMs, eSIMs and in certain cases core network platforms for customers to manage their connectivity base. We ship custom configured SIMs/eSIMs from our Rochester, New York and Woerden, the Netherlands facilities. We deliver our core network services with our staff based out of the Netherlands and the United Kingdom.
Our IoT Solutions include IoT device management services, IoT location-based services software, and IoT device security services software for the Machine-to-Machine market. Our IoT Solutions ensure that customer operations, whether built on asset trackers, telematics equipment, routers, gateways, tablets or smartphones have devices and equipment fully assembled and configured when they reach eventual users.
We offer IoT device management services for deployment and sustainment of devices, including sourcing, configuration, mobile data management, and device lifecycle management. Configuration services include software configuration, SIM card installation, firmware updates, mobile data management, accessory integration, and custom component packaging.
We have key IoT Solutions configuration centers located in Pittsford, New York, and Ulestraten, the Netherlands which act as bases of operations before products and devices are sent to customers for final installation before use.
In addition, we also have the ability to bring partners required for site assessments in evaluating deployment locations prior to installation in order to validate and remediate RF signal strength, network performance, and other key metrics.
We train our customers using our customer success group which helps onboard the customers on our platform, conduct periodic refresher training, educate customers about our products and also conduct additional training sessions. We offer ongoing customer support through a number of functions, including customer success teams that help train and support the customers at the start of their engagement with us, call center for triage support (to resolve issues quickly and easily by troubleshooting malfunctioning endpoints), technical support, network operations center to monitor network and notify customers, and support for returns management of IoT devices. Our customer support teams are spread across the world.
Facilities
Our corporate headquarters are located in Atlanta, Georgia and consists of approximately 16,403 square feet of office space. During 2022 our Rochester facility was moved and expanded with approximately 10,000 square feet located in Pittsford, New York. The BMP and Simon IOT acquisition added approximately 10,000 square feet in Westbury, New York. Our Pittsford and Ulestraten facilities are ISO-9001/13485 certified. In addition, Pittsford facility holds a FDA Facilities Registration, and is HIPAA compliant. We believe that its existing properties are in good condition and are sufficient and suitable for the conduct of its business in the foreseeable future. To the extent its needs change as its business grows, we expect that additional space and facilities will be available.

Principal Suppliers
Our principal suppliers include IoT connectivity and IoT solutions providers such as AT&T Inc., JACS Solutions and Verizon Communication, Inc.
Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of its operations in the ordinary course of business. There are no material legal proceedings, other than routine litigation incidental to the business, to which KORE or any of its subsidiaries are a party or of which any of KORE or its subsidiaries property is subject as of the filing date of this annual report.
Government Regulations and Compliance
We are required to comply with increasingly complex and changing federal, state and international laws, regulations and industry standards regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and security of personally identifiable information, health information and individual credit data, for various business purposes, including medical reasons and promotional and marketing purposes. Such privacy and data protection laws and regulations, including the HIPAA, as well as industry standards, in each case relating to the collection, use, retention, security and transfer of personally identifiable information, health information and individual credit data. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Any entities covered by HIPAA (including entities such as KORE which track health-related data) are required by the HIPAA Privacy Rule to protect and prevent the unauthorized disclosure of patient health information known as protected health information. HIPAA also requires that covered entities comply with the HIPAA Security Rule which requires, among other things that, all covered entities (i) ensure the confidentiality, integrity and availability of all electronic protected health information; (ii) detect and safeguard against anticipated threats to the security of the information; (iii) protect against anticipated impermissible uses or disclosures; and (iv) certify compliance by their workforce.
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
ITEM 1A.    RISK FACTORS
In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of our securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occur. Certain statements in “Risk Factors” are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”
Risks Related to Our Business and Industry

Our actual operating results may differ significantly from any guidance provided.

Our guidance, including forward-looking statements, is prepared by management and is qualified by, and subject to, a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies. Many of these uncertainties and contingencies are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. In particular, guidance relating to the anticipated results of operations of an acquired business is inherently more speculative in nature than other guidance as management will, necessarily, be less familiar with the business, procedures, and operations of the acquired business. Similarly, guidance offered in periods of extreme uncertainty such as geopolitical tensions, in particular Russia’s incursion into Ukraine, is inherently more speculative in nature than guidance offered in periods of relative stability. Accordingly, any guidance with respect to our projected financial performance is necessarily only an estimate of what management believes is realizable as of the date the guidance is given. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data is forecasted.

Actual operating results may be different from our guidance, and such differences may be adverse and material. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it. In addition, the market price of our common stock may reflect various market assumptions as to the accuracy of our guidance. If our actual results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

Our quarterly results of operations have fluctuated and are likely to continue to fluctuate. As a result, we may fail to meet or exceed the expectations of investors or securities analysts, which could cause our stock price to decline.

Our quarterly operating results, including the levels of our revenue, gross margin, net loss before income taxes and cash flows, may fluctuate as a result of a variety of factors, including adverse macroeconomic conditions, the product mix that we sell, the relative sales related to our platforms and solutions and other factors which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including:
•the portion of our revenue attributable to IoT Connectivity and IoT Services, including hardware and other sales;
•our ability to manage the businesses we have acquired, and to integrate and manage any future acquisitions of businesses;
•fluctuations in demand, including due to seasonality or broader economic factors, for our platforms and solutions;
•changes in pricing by us in response to competitive pricing actions;
•the ability of our hardware vendors to continue to manufacture high-quality products and to supply sufficient components and products to meet our demands;
•the timing and success of introductions of new solutions, products or upgrades by us or our competitors and the entrance of new competitors;
•changes in our business and pricing policies or those of our competitors;
•our ability to control costs, including our operating expenses and the costs of the hardware we purchase;
•changes in U.S. trade policies, including new or potential tariffs or penalties on imported products;
•competition, including entry into the industry by new competitors and new offerings by existing competitors;
•issues related to introductions of new or improved products such as supply chain disruptions or shortages of prior generation products or short-term decreased demand for next generation products;
•perceived or actual problems with the security, privacy, integrity, reliability, quality or compatibility of our solutions, including those related to security breaches in our systems, our subscribers’ systems, unscheduled downtime, or outages;
•the amount and timing of expenditures, including those related to expanding our operations, including through acquisitions, increasing research and development, introducing new solutions or paying litigation expenses;
•the ability to effectively manage growth within existing and new markets domestically and abroad;
•changes in the payment terms for our platforms and solutions;
•collectability of receivables due from customers and other third parties;
•the strength of regional, national and global economies; and
•the impact of natural disasters such as earthquakes, hurricanes, fires, power outages, floods, epidemics, pandemics and public health crises, including COVID-19, and other catastrophic events or man-made problems such as terrorism, civil unrest and actual or threatened armed conflict, or global or regional economic, political and social conditions.

Fluctuations in our quarterly operating results may be particularly pronounced in the current economic environment. Due to the foregoing factors and the other risks discussed in this Annual Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. For the same reason, you should not consider our recent revenue growth and changes in Adjusted EBITDA or results of one quarter as indicative of our future performance. See the “Non-GAAP Measures” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA from net loss, the most directly comparable GAAP measurement, for the years ended December 31, 2022 and, 2021.

Downturns in general economic and market conditions and reductions in spending may reduce demand for our platforms and solutions, which could harm our revenue, results of operations and cash flows.

Our revenue, results of operations and cash flows depend on the overall demand for our platforms and solutions. Negative macroeconomic conditions in the general economy both in the United States and abroad, inflation, changes in gross domestic product growth, financial and credit market fluctuations, energy costs, international trade relations and other geopolitical tensions, the availability and cost of credit, rising interest rates and the global housing and mortgage markets could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad. Further broadening or protracted extension of the economic downturn could have a negative impact on our business revenue, results of operations and cash flows.
Risks Related to Our Products and Technology
The 5G market may take longer to materialize than we expect or, if it does materialize rapidly, we may not be able to meet the development schedule and other customer demands.
The growth of the 5G market and its emerging standards, including the newly defined 5G NR standard, is accelerating and we believe that we are at the forefront of this newly emerging standard. However, this market may take longer to materialize than we expect, which could delay important commercial milestones. Even if the market does materialize at the rapid pace that we are expecting, we may have difficulties meeting aggressive timing expectations of our current customers and getting our target products to market on time to meet the demands of our target customers. We may have difficulties meeting the market and technical specifications and timelines. It is also possible that offerings developed by others will render our offerings and initiatives noncompetitive or obsolete. Additionally, our target customers have no guarantee that the configurations of their respective target products will be successful or that they can reach the appropriate target client base to provide a positive return on the research and development investments we are making in the 5G market. We are pursuing 5G opportunities in the United States and abroad. 5G markets outside of the United States will develop at different rates and we will encounter these challenges to varying degrees in different countries. Failure to manage challenges related to 5G markets and opportunities could adversely affect our business, financial condition and results of operations.
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
If we are unable to support customers with low latency and/or high throughput IoT use cases, our revenue growth and profitability will be harmed.
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
We warrant that our products will be free of defects for various periods of time, depending on the product. In addition, certain of our contracts include epidemic failure clauses. If invoked, these clauses may entitle the customer to return or obtain credits for products and inventory, or to cancel outstanding purchase orders even if the products themselves are not defective.
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
If there are interruptions, outages or performance degradation problems associated with the network infrastructure used to provide our services, customers may experience service outages, which may impact our reputation and future sales.
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
An increasing portion of our revenue comes from subscription solutions and other hosted services in which we store, retrieve, communicate, and manage data that is critical to our customers’ business systems. Disruption of our systems that support these services and solutions could cause disruptions in our customers’ systems and in the businesses that rely on these systems. Any such disruptions could harm our reputation, create liabilities for our customers, hurt demand for our services and solutions, and adversely impact our business, financial condition, and results of operations.
We may become involved in litigation that could materially adversely affect our business, financial condition, results of operations, and prospects.
We may become a party to litigation and disputes related to our intellectual property, business practices, regulatory compliance, products, or platform. While we intend to vigorously defend these lawsuits, litigation can be costly and time-consuming, divert the attention of management and key personnel from our business operations, and dissuade prospective customers from subscribing to our products. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, our customer agreements include provisions requiring us to indemnify our customers against liabilities if our products infringe a third-party’s intellectual property rights, and we have negotiated other specific indemnities with certain customers, in each case, which could require us to make payments to such customers. During the course of any litigation or dispute, we may make announcements regarding the results of hearings and motions and other interim developments. If securities analysts and investors consider these announcements negative, our stock price may decline. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us, and we may be required to develop alternative non-infringing technology or practices or discontinue our practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Any of the above could materially adversely affect our business, financial condition, and results of operations.
Risks Related to Customers and Demand for Our Solutions
The loss of our large customers, particularly our single largest customer, could significantly impact our revenue and profitability.
Our largest customer in the year ended December 31, 2022, was approximately 11% of our total revenue in that same period and while we maintain a good relationship with the customer at this moment, its potential loss could significantly impact our revenue and profitability. Our next largest customer in the year ended December 31, 2022, was approximately 8% of our total revenue in that same period and while its potential loss would not be as significant as the loss of the largest customer, it usually takes many years to win and grow customers to this level of revenue. The loss of one or several significant customers could adversely affect our business, financial condition, and results of operations.
Transitions of cellular network technologies from 2G/3G to LTE, Cat-M, NB-IoT or 5G or other cellular telecommunications technologies could impact our revenue due to the loss of subscribers or reduced pricing.
In the United States, the major carriers phased out their 2G and 3G networks by the end of 2022. As of December 31, 2022, we estimate that it has approximately 0.1 million connections that operate on 2G and 3G networks in the United States. European carriers have also announced their intentions to begin 2G and 3G network shutdowns starting in 2025.
While we have strong relationships with many of the affected customers and expects to retain most of the connections which will not be retired upon the switch to 4G or 5G technologies, some of these connections may be lost as a result of competitive bidding processes. LTE rate plans are typically lower in price than legacy 2G and 3G rate plans. As a result, the phase out of 2G and 3G resulted in lower revenue per unit and/or lower revenue for us. While the projected impact of this is incorporated in our projections, if the projected impact of this phase out is more significant than projected, including if we lose more connections than anticipated or if LTE rate plans are priced lower than currently expected, this transition could have an adverse effect on our business, financial condition, and results of operations.
Our inability to adapt to rapid technological change in our markets could impair our ability to remain competitive and adversely affect the results of operations.
All of the markets in which we operate are characterized by rapid technological change, frequent introductions of new products, services and solutions and evolving customer demands. In addition, we are affected by changes in the many industries related to the products or services we offer, including Connectivity services and IoT Solutions offered to our Connected Health, Fleet Management, Communication Services, Asset management and industrial verticals. As the technologies used in each of these industries evolves, we will face new integration and competition challenges. For example, eSIM and eUICC standards may evolve and we will have to evolve its technology to such standards. If we are unable to adapt to rapid technological change, it could adversely affect our business, financial condition, and results of operations and our ability to remain competitive.

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
We generally seek to license our platform and solutions pursuant to customer subscriptions. However, our customers have no obligation to maintain the subscription and can often terminate with 30 days’ notice. We also actively seek to sell additional solutions to our existing customers. If our efforts to satisfy our existing customers are not successful, we may not be able to retain them or sell additional functionality to them and, as a result, our revenue and ability to grow could be adversely affected. Customers may choose not to renew their subscriptions for many reasons, including the belief that our service is not required for their business needs or is otherwise not cost-effective, a desire to reduce discretionary spending, or a belief that our competitors’ services provide better value. Additionally, our customers may not renew for reasons entirely out of our control, such as the dissolution of their business or an economic downturn in their industry. A significant increase in our churn rate would have an adverse effect on our business, financial condition, and operating results.
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
Regulatory compliance and reporting are driven by legislation and requirements, which are often subject to change, from regulatory authorities in nearly every jurisdiction globally. For example, in the United States, fleet operators can face numerous complex regulatory requirements, including mandatory Compliance, Safety and Accountability driver safety scoring, hours of service, compliance and fuel tax reporting. The reduction in regulation in certain markets may adversely impact demand for certain of our solutions, which could materially and adversely affect our business, financial condition and results of operations. Conversely, an increase in regulation could increase our cost of providing services, which could adversely affect our business, financial condition, and results of operations.
Investment in new business strategies and acquisitions could result in operating difficulties, dilution and other consequences that could harm our business, financial condition, and operating results.
New business strategies and acquisitions are important elements of our strategy and use of capital, and these transactions could be material to our financial condition and operating results. We expect to continue to evaluate and enter into discussions regarding a wide array of such potential strategic transactions, which could create unforeseen operating difficulties and expenditures. Some of the areas where we face risk include:
•Diversion of management time and focus from operating our business to challenges related to acquisitions and other strategic transactions:

•Failure to successfully integrate the acquired operations, technologies, services and personnel (including cultural integration and retention of employees) and further develop the acquired business and technology:
•Implementation or remediation of controls, procedures, and policies at the acquired company:
•Integration of the acquired company's accounting and administrative systems, and the coordination of product, engineering, and sales and marketing functions;
•Transition of operations, users, and customer onto our existing platforms;
•In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risk associated with specific countries;
•Failure to accomplish commercial, strategic or financial objectives with respect to investments;
•Failure to realize the value of investment due to lack of liquidity
•Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, data privacy and security issues, violations of laws, commercial disputes, tax liabilities, warranty claims, product liabilities, and other known and unknown liabilities; and
•Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties.
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and other strategic transactions could cause us to fail to realize their anticipated benefits, incur unanticipated liabilities, and harm our business generally.
Our acquisitions and other strategic transactions could also result in dilutive issuance of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or impairment of goodwill and/or long lived assets, and restructuring charges, any of which could harm our financial condition and operating results. Also, the anticipated benefits or value of our acquisitions and other strategic transactions may not materialize.
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
Our products compete with a variety of solutions, including other Subscription-based IoT platforms and solutions. Our current competitors include:
Connectivity services: telecom carriers such as T-Mobile and Vodafone; Mobile Virtual Network Operators such as Aeris and Wireless Logic.
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
Although we may enter into employment agreements with members of our senior management and other key personnel, these arrangements do not prevent any of our management or key personnel from leaving us. If we are not able to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified technical and sales personnel, we may not be able to maintain and expand our business.
Risks Related to Developing and Delivering Our Solutions
We are dependent on telecommunications carriers to provide our IoT Connectivity Services and a disruption in one or more of these relationships could significantly adversely impact our business.
Our IoT Connectivity services are built on top of cellular connectivity provided by large telecommunications carriers and while we have a large number of carrier relationships, revenue derived from connectivity built on top of cellular networks provided by our top three carrier relationships are approximately 40% of the business for the year ended December 31, 2022. Our inability to keep an on-going contractual relationship with our existing or desired future telecommunications carrier partners or to maintain favorable terms of trade with them including competitive pricing, reasonable or no volume commitments, payment terms, access to latest cellular and network technologies including 5G, eSIMs and eUICC, could adversely affect our ability to sell our connectivity services to customers. Our contracts with large telecommunications carriers are not long term, and so are subject to frequent renegotiation. The outcome of any renegotiation cannot be guaranteed. Additional consolidation of carriers could further reduce our bargaining power in negotiations with carriers, which could adversely affect our business, financial condition, and results of operations.
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
Our solutions integrate with third-party software and devices to allow our solutions to perform key functions. Errors, viruses or bugs may be present in third-party software that our customers use in conjunction with our solutions. Changes to third-party software that our customers use in conjunction with our solutions could also render our solutions inoperable. Customers may conclude that our software is the cause of these errors, bugs or viruses and terminate their subscriptions. The inability to easily integrate with, or any defects in, any third-party software could result in increased costs, or in delays in software releases or updates to our products until such issues have been resolved, which could adversely affect our business, financial condition, results of operations, and future prospects and could damage our reputation.
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
Risks Related to International Operations
We face risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations.
We operate in many parts of the world that have experienced significant governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, and laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, and other anti-corruption laws that have recently been the subject of a substantial increase in global enforcement. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold or that require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Also, we may be held liable for actions taken by our local partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions or conditions on the conduct of our business. Any such violations could include prohibitions or conditions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, financial condition and results of operations.
We may be affected by fluctuations in currency exchange rates.
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
Risk Related to Regulation
We are subject to evolving privacy laws in the United States and other jurisdictions that are subject to potentially differing interpretations and which could adversely impact our business and require that we incur substantial costs.
Existing privacy-related laws and regulations in the United States and other countries are evolving and are subject to potentially differing interpretations, and various U.S. federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters. For example, the EU-U.S. Privacy Shield, a basis for data transfers from the EU to the U.S., was invalidated by the European Court of Justice, and we expect that the international transfer of personal data will present ongoing compliance challenges and complicate our business transactions and operations. Brexit, the United Kingdom’s withdrawal from the European Union, could also lead to further legislative and regulatory changes with regard to personal data transfers between the two territories. New privacy laws have come into effect in Brazil and New Zealand in 2020, and revisions of privacy laws are currently pending in countries like Canada and China. Some countries are considering or have passed legislation that requires local storage and processing of data, including geospatial data. In addition, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect in January 2020 and has been amended by the California Privacy Rights Act (the “CPRA”) passed via ballot initiative in November 2020 and took effect in January 2023. The CCPA and CPRA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. Other states and the U.S. Congress have introduced data privacy legislation that may impact our business. Data privacy legislation, amendments and revisions to existing data privacy legislation, and other developments impacting data privacy and data protection may require us to modify our data processing practices and policies, increase the complexity of providing our products and services, and cause us to incur substantial costs in an effort to comply. Failure to comply may lead to significant fines and business interruption and could adversely affect our business, financial condition and results of operations.
Changes in U.S. and foreign tax rules and regulations, or interpretations thereof, may give rise to potentially adverse tax consequences and adversely affect our financial condition.

We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our corporate structure and associated transfer pricing policies contemplate the business flows and future growth into the international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions will depend to a significant degree on the application of the tax laws of the various jurisdictions to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements, any or all of which could result in additional tax liabilities or increases in, or in the volatility of, our effective tax rate.
The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions, which are required to be computed on an arm’s-length basis pursuant to the intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations; in addition, it is uncertain whether any such adverse effects could be mitigated by corresponding adjustments in other jurisdictions with respect to the items affected. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Further changes in the tax laws of foreign jurisdictions could arise, including as a result of the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development, or the OECD. The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, make substantial changes to numerous long-standing tax positions and principles; many of these changes have been adopted or are under active consideration by OECD members and/or other countries.
Recent changes to the U.S. tax laws impact the tax treatment of foreign earnings by, among other things, creating limits on the ability of taxpayers to claim and utilize foreign tax credits, imposing minimum effective rates of current tax on certain classes of foreign income, and imposing additional taxes in connection with specified payments to related foreign recipients, among other items. While some of these changes may be adverse on a going forward basis, others may provide benefits that may be applicable to us. Due to our existing international business activities, which we anticipate expanding, any additional guidance such as U.S Treasury regulations and administrative interpretations may increase our worldwide effective tax rate and adversely affect our financial condition and operating results.
Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires us to capitalize, and subsequently amortize R&D expenses over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside of the United States. This will result in a material increase to our U.S. income tax liability and net deferred tax assets and a material decrease to our cash flows provided from operations. The actual impact will depend on multiple factors, including the amount of R&D expenses incurred and whether the research activities are performed within or outside of the United States.
We are also subject to the examination of our tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities. The final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals and could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made.

Risk Related to Financial Reporting
We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

As of December 31, 2022, we had $425 million of indebtedness outstanding. Our indebtedness may:
•limit our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities, acquisitions or other general corporate requirements;
•require a portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, business opportunities, acquisitions and other general corporate purposes;
• increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
• expose us to the risk of increased interest rates as the majority of our borrowings are subject to variable rates of interest;
• place us at a competitive disadvantage compared to our less leveraged competitors; and
• increase our cost of borrowing.

In addition, our long-term debt, which includes the Senior Secured UBS Term Loan and the Backstop Notes contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could permit UBS or the holders of the Backstop Notes to declare all or part of their debt to be immediately due and payable. Any such event would adversely affect our business, results of operations and financial condition.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on, among other things, the condition of the capital markets and our financial condition at such times. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness and our financial condition. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

We may require additional capital to support our business, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business and may require additional funds. In particular, we may seek additional funds to develop new products and enhance our platform and existing products, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, products and other assets. In addition, we may use a portion of our cash to satisfy tax withholding and remittance obligations related to outstanding restricted stock units. Accordingly, we may need to engage in equity or debt financing to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities, our ability to repurchase stock, and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all, particularly during times of market volatility and general economic instability. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be adversely affected.
The requirements of being a public company have put a strain on our resources and diverted management’s attention, and the increases in legal, accounting, insurance and compliance expenses are greater than we anticipate.
We are a public company, and as such (and particularly after we are no longer an “emerging growth company”), will incur significant legal, accounting and other expenses that we did not incur prior to the Business Combination. We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of The New York Stock Exchange, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to attract and retain qualified members of our board of directors as compared to us prior to the Business Combination as well as significantly more expensive to provide the required insurance. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.” We have hired and may need to continue to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which increases our operating expenses. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other public companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability. We are evaluating these, rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
We have identified material weaknesses in our internal controls over financial reporting. If remediation of such material weaknesses is not effective, or if we fail to develop and maintain proper and effective internal controls over financial reporting and disclosure controls and procedures, our ability to produce timely and accurate financial statements, comply with applicable laws and regulations, or access the capital markets could be impaired.
We have identified material weaknesses in our internal controls over financial reporting. If we fail to develop and maintain proper and effective internal controls over financial reporting, our ability to produce timely and accurate financial statements, comply with applicable laws and regulations, or access the capital markets could be impaired.
As a public company, we are actively evaluating its internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act, or Section 404. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Nevertheless, we are ultimately responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, “Controls and Procedures,” management noted several material weaknesses in our internal control over financial reporting as of December 31, 2022. Refer to “Item 9A. Control and Procedures” for a detailed discussion regarding the material weaknesses identified as well as management’s remediation plans.
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
The process of designing and implementing effective internal control over financial reporting is a continuous effort that requires us to anticipate and react to changes in its business and the economic and regulatory environments and to expend significant resources to maintain internal controls over financial reporting that are adequate to satisfy our reporting obligations as a public company. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining our internal control over financial reporting may divert our management’s attention from other matters that are important to our business.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.
We do not collect sales and use, value added or similar taxes in certain jurisdictions in which we have sales, and we have been advised that such taxes are not applicable to certain of our products and services. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, to us or our end-customers for the past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our end customers, we could be held liable for such costs. Such tax assessments, penalties and interest, or future requirements may adversely affect our operating results.

We have a history of losses and may not be able to achieve or sustain profitability in the future.

We have a history of losses, and we may not achieve or maintain profitability in the future. We incurred net losses of $24.8 million in 2021 and $106.2 million in 2022. As of December 31, 2022, we had an accumulated deficit of $248.2 million. We are not certain whether or when we will be able to achieve or sustain profitability in the future. We also expect our expenses to increase in future periods as we continue to invest in growth, which could negatively affect our future results of operations if our revenue does not increase. These investments may not result in increased revenue or profitable growth. Any failure to increase our revenue as we invest in our business, or to manage our costs, could prevent us from achieving or maintaining profitability or positive cash flow. We may also incur significant losses in the future for a number of reasons, including the other risks described in this prospectus, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to successfully address these risks and challenges, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Risks Related to our Common Stock
The price of our securities may be volatile.
The trading price of our securities may fluctuate substantially and may be lower than the price at which you purchase such securities. This may be especially true for companies like ours with a small public float. The trading price of our securities may be volatile and subject to wide fluctuations due to a variety of factors, including:
•the success of competitive services or technologies;
•developments related to our existing or any future collaborations;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning our intellectual property or other proprietary rights;
•the recruitment or departure of key personnel;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•variations in our financial results or those of companies that are perceived to be similar to us;
•general economic, industry and market conditions; and
•the other factors described in this “Risk Factors” section.
These market and industry factors may materially reduce the market price of our common stock regardless of our operating performance.
Future resales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Pursuant to the Investor Rights Agreements (as defined below), the Sponsor and the KORE stockholders party thereto were contractually restricted from selling or transferring any of its shares of our common stock (the “Lock-up Shares”), other than (i) any transfer to an affiliate of a holder, (ii) distribution to profit interest holders or other equity holders in such holder or (iii) as a pledge in a bona fide transaction to third parties as collateral to secure obligations under lending arrangements with third parties. Such restrictions ended on September 30, 2022, twelve months after the Closing. However, following the expiration of the lockup, the Sponsor and the KORE equity holders party to the Investor Rights Agreement are not restricted from selling shares of our common stock held by them, other than by applicable securities laws.
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
Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if its actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports and downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our securities price or trading volume could decline.
There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.
Our common stock is currently listed on the NYSE. If the NYSE delists our common stock from trading on its exchange for any reason, we and our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•a limited amount of analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our corporate headquarters are located in Atlanta, Georgia and consists of approximately 16,403 square feet of office space. During 2022 our Rochester facility was moved and expanded approximately 10,000 square feet located in Pittsford, New York. Acquisition of BMP and Simon IOT added approximately 10,000 square feet in Westbury, New York. Our Pittsford and Ulestraten facilities are ISO-9001/13485 certified. In addition, Pittsford facility holds a FDA Facilities Registration, and is HIPAA compliant. We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of its business in the foreseeable future. To the extent its needs change as its business grows, we expect that additional space and facilities will be available. All the aforementioned properties are leased.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are involved in litigation arising out of the ordinary course of our business. There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which we or our subsidiaries’ property is subject.
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
Holders of Record
As of April 5, 2023, there were approximately 76.5 million shares of our common stock outstanding and 8.9 million warrants to purchase our common stock outstanding, with 68 and 2 holders of record of our common stock and warrants, respectively. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in “street name” accounts by brokers and other nominees.
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
The information required has been previously disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the SEC on November 16, 2021, and on Form 8-K filed with the SEC on October 6, 2021.
Issuer Purchases of Equity Securities
None.
ITEM 6.    RESERVED
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of KORE Group Holdings, Inc. should be read together with our audited consolidated financial statements as of and for the years ended December 31, 2022, and 2021. A detailed discussion comparing our results of operations for the years ended December 31, 2021, and 2020 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors”. Unless the context otherwise requires, all references in this section to “the Company” “KORE,” “us,” “our” or “we” refer to Maple Holdings, Inc. prior to the Business Combination, and to KORE Group Holdings, Inc. following the consummation of the Business Combination on September 30, 2021.
Overview and 2022 Highlights
•We ended 2022 with $34.6 million in cash compared to $86.0 million at the end of 2021. During the year, we generated $16.4 million from operating activities as compared to $14.8 million used in 2021.
•Due to improvements in cash generated by operating activities in 2022, we did not draw on its revolving credit facility. During 2021, we drew and repaid $25.0 million of its revolving credit facility.
•The acquisition of strategically aligned Business Mobility Partners and Simon IoT expanded our capabilities in the rapidly growing Life Sciences space.
•Launched KORE connected hub for Connected Health that streamlines integration of medical devices and sensors furthering our Connected Health telemetry solutions.

•Launched Pro AI, the first “plug-and-play” camera, to the integrated in-vehicle video platform. Pro AI has been well received by customers, and we expect this innovative product to drive sales of its video telematics solution.
•We announced a multi-year alliance with Google Cloud to offer IoT capabilities to global businesses, simplifying the complexities of IoT deployment while leveraging Google Cloud infrastructure and our IoT Solutions. The partnership aims to bring a range of value-added features to customers and expand new paths to market for industries such as healthcare, logistics, and retail/communications service providers.
•We are the only independent IoT Connectivity provider to be named a leader in Managed IoT Connectivity by Gartner in the 2022 Magic Quadrant report for the third consecutive year. We were also listed as a leader by IDC MarketScape, highlighting the breadth and scale of our solutions.
•We were named a 2022 Global Competitive Strategy Leader in the Internet of Things Professional Services Industry by research and consulting firm Frost & Sullivan.
•We were added as a member of the broad-market Russell 3000® Index.

Components of Results of Operations
Revenue
We derive revenue from:
-Services: IoT Connectivity services and IoT Solutions services.
-Products: SIMs (IoT Connectivity) and IoT devices (IoT Solutions).
We view our business as being constituted of two services lines: IoT Connectivity and IoT Solutions.
The fees for IoT Connectivity generally consist of a monthly subscription fee and additional data usage fees that are part of a bundled solution which enable other Providers and Enterprise customers to complete their platform for solutions to provide IoT Connectivity. IoT Connectivity also includes charges for each subscriber identity module (SIMs) sold to a customer.
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

Key Metrics
We review a number of metrics to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The calculation of the key metrics and other measures discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.
Number of Connections
Total connections constitute the total of all KORE IoT Connectivity services connections, including both CaaS and CEaaS connections, but excluding certain connections where mobile carriers license our subscription management platform from us. Total connections include the contribution of eSIMs and is the principal measure used by management to assess the performance of the business on a periodic basis.
DBNER
DBNER (Dollar Based Net Expansion Rate) tracks the combined effect of cross-sales of IoT Solutions to our existing customers, its customer retention and the growth of its existing business. We calculate DBNER by dividing the revenue for a given period (“given period”) from existing go-forward customers by the revenue from the same customers for the same period measured one year prior (“base period”).
The revenue included in the current period excludes revenue from (i) customers that have either communicated to us before the last day of the current period their intention not to provide future business to us or customers that we have determined are transitioning away from us based on a sustained multi-year time period of declines in revenue and (ii) new customers that started generating revenue after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended December 31, 2022, we divide (i) revenue, for the trailing 12 months ended December 31, 2022, from go-forward customers that started generating revenue on or before December 31, 2021 by (ii) revenue, for the trailing 12 months ended December 31, 2021, from the same cohort of customers. For the purposes of calculating DBNER, if we acquire a company during the given period or the base period, then the revenue of a customer before the acquisition but during either the given period or the base period is included in the calculation. Further, it is often difficult to ascertain which customers should be deemed not to be go-forward customers for purposes of calculating DBNER. Customers are not required to give notice of their intention to transition off of the KORE platform, and as discussed above in “Information about KORE—Customer and Key Partners”, a customer’s exit from the KORE platform can take months or longer, and total connections of any particular customer can at any time increase or decrease for any number of reasons, including pricing, customer satisfaction or product fit – accordingly, a decrease in total connections may not indicate that a customer is intending to exit the KORE platform, particularly if that decrease is not sustained over a period of several quarters. DBNER would be lower if it were calculated using revenue from customers not planning on subscribing in the future.
As of December 31, 2022, and 2021, DBNER excludes approximately 0.3 million and 0.6 million connections, respectively, from non-go-forward customers, in each case, the vast majority of which are connections from Non-Core Customers.
We define “Non-Core Customers” to be customers that management has judged to be lost as a result of the integration of Raco, Wyless and other acquisitions completed during in the 2014-2017 period, but which continue to have some connections (and account for some revenue) each year with us. Non-Core Customers are a subset of customers not planning on subscribing in the future.
DBNER is used by management as a measure of growth at our existing customers (i.e., “same store” growth). It is not intended to capture the effect of either new customer wins or the declines from non-go-forward customers on our total revenue growth. This is because DBNER excludes new customers who started generating revenue after the base period, and also excludes any customers which are non-go-forward customers on the last day of the current period. Revenue increases from new customer wins, and a decline in revenue from non-go-forward customers are also important factors in assessing our revenue growth, but these factors are independent of DBNER.
For the twelve months ended December 31, 2022, our DBNER was 92% compared to 122% in the twelve months ended December 31, 2021. Most of the decline is coming from our largest customer and the conclusion of their significant LTE transition project in early 2022.

TCV
Total Contract Value (TCV) represents our estimated value of a revenue opportunity. TCV for an IoT Connectivity opportunity is calculated by multiplying by forty the estimated revenue expected to be generated during the twelfth month of production. TCV for an IoT Solutions opportunity is either the actual total expected revenue opportunity, or if it is a longer-term "programmatically recurring revenue" program, calculated for the first 36 months of the delivery period.
As of December 31, 2022, our sales funnel, which we define as opportunities our sales team is actively pursuing, included over 1,400 opportunities with an estimated potential TCV of over $434 million.

Results of Operations for the Years ended December 31, 2022, and 2021
Revenue

	Years Ended		Change 2022
(in thousands USD)	December 31, 2022	December 31, 2021	$	%
Services	$188,985	$188,180	$805	—%
Products	79,462	60,255	19,207	32%
Total Revenue	$268,447	$248,435	$20,012	8%
Total revenue for the year ended December 31, 2022, increased by $20.0 million, or 8%, to $268.4 million from $248.4 million in 2021.
Services revenue growth of $0.8 million was driven by organic growth from existing customers and $8.5 million from the BMP Acquisition. These increases were partially offset by revenue decreases from Non-Core Customers, declines in deployment revenue, mainly from our largest customer upon the conclusion of their significant LTE transition project in early 2022 and the migration of customers from 2G and 3G technologies to LTE cellular technologies. The rate plans under LTE platforms are typically lower in price than legacy 2G and 3G rate plans. Therefore, the migration resulted in lower revenue per unit connection.

Products revenue growth of $19.2 million was driven primarily by an increase in the number of devices we deployed related to our IoT Solutions. This included revenue of $37.6 million from the BMP Acquisition, which was partially offset by a decrease in revenue from existing IoT Solutions customers. Much of this decline came from our largest customer and the conclusion of their significant LTE transition project in early 2022.
The table below presents how management views our revenue for the years ended December 31, 2022, and 2021, together with the percentage of total revenue represented by each revenue category:

	Years Ended		Change 2022
(in thousands USD)	December 31, 2022	December 31, 2021	$	%
IoT Connectivity	$175,942	$169,022	$6,920	4%
IoT Solutions	92,505	79,413	13,092	16%
Total Revenue	$268,447	$248,435	$20,012	8%

	Years Ended
(in millions)	December 31, 2022	December 31, 2021
Period End Connections	15.0	14.6
Average Connections Count for the Period	15.2	13.4
Total revenue for the year ended December 31, 2022, increased by $20.0 million, or 8%, to $268.4 million from $248.4 million for the year ended December 31, 2021.

IoT Connectivity growth of $6.9 million, which includes SIM revenue, was driven by the organic growth of our existing IoT customers as well as $8.3 million from the BMP Acquisition. These increases were offset by a decrease in revenue from Non-Core Customers as well as the migration of customers from 2G and 3G technologies to LTE cellular technologies. The rate plans under LTE platforms are typically lower in price than legacy 2G and 3G rate plans. Therefore, the migration resulted in lower revenue per connection.

We grew our total number of connections from 14.6 million on December 31, 2021, to 15.0 million on December 31, 2022. The 0.4 million increase in the total number of connections is net of approximately 1.2 million connections that were forced to churn due to the 2G/3G sunsets in the United States. Approximately 0.2 million of these connections were forced to churn on the last day of 2022 when these sunset’s for the most part were completed by the end of 2022.

IoT Solutions’ growth of $13.1 million included revenue of $37.5 million from the BMP Acquisition, which was offset by a decline in revenue from existing IoT Solutions customers. Much of this decline came from our largest customer and the conclusion of their significant LTE transition projected in early 2022.

Costs of revenue, exclusive of depreciation and amortization, and gross margins

	Years Ended		Change 2022
(in thousands USD)	December 31, 2022	December 31, 2021	$	%
Cost of services	$67,268	$69,385	$(2,117)	(3)%
Cost of products	61,886	51,975	9,911	19%
Total cost of revenue	$129,154	$121,360	$7,794	6%

	Years Ended
Gross margin rate	December 31, 2022	December 31, 2021
Services	64.4%	63.1%
Products	22.1%	13.7%
Total gross margins	51.9%	51.2%
Total cost of revenue for the year ended December 31, 2022, increased $7.8 million, or 6%, to $129.2 million from $121.4 million for the year ended December 31, 2021.
Cost of services decreased by $2.1 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. This included an increase in carrier costs of $3.6 million from the BMP Acquisition which was more than offset by decreases in carrier costs associated with existing IoT Connectivity revenue and deployment costs as a result of lower deployment revenue.

During fiscal 2022, the gross margin percentage of our services business increased 130 basis points compared to the same period in fiscal 2021. The increase was due to continued improved optimization of our carrier costs.

Cost of products increased by $9.9 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. This included an increase of $24.4 million from the BMP Acquisition which was partially offset by a decrease in the costs of devices associated with lower sales volume from existing IoT Solutions customers.

During fiscal 2022, the gross margin percentage of our products business increased 840 basis points compared to the same period in fiscal 2021. The increase was mainly due to lower volumes from our largest customer’s LTE transition project in fiscal 2022 which came with lower hardware margins.
The table below presents how management views our costs of revenue for the years ended December 31, 2022, and 2021, exclusive of depreciation and amortization:

	Years Ended		Change 2022
(in thousands USD)	December 31, 2022	December 31, 2021	$	%
Cost of IoT Connectivity	$63,051	$65,703	$(2,652)	(4)%
Cost of IoT Solutions	66,103	55,657	10,446	19%
Total cost of revenue	$129,154	$121,360	$7,794	6%

	Years Ended
Gross margin rate	December 31, 2022	December 31, 2021
IoT Connectivity	64.2%	61.1%
IoT Solutions	28.5%	29.9%
Total gross margins	51.9%	51.2%
Total cost of revenue for the year ended December 31, 2022, increased $7.8 million, or 6%, to $129.2 million from $121.4 million for the year ended December 31, 2021.
Cost of IoT Connectivity decreased by $2.7 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. This included an increase in carrier costs of $3.7 million from the BMP Acquisition which was more than offset by decreases in existing carrier costs associated with existing IoT Connectivity revenue.

During fiscal 2022, the gross margin percentage of IoT Connectivity increased 310 basis points compared to the same period in fiscal 2021.The increase in gross margin was due to continued improved optimization of our carrier costs.
Cost of IoT Solutions increased by $10.4 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. This included an increase of $24.3 million from the BMP Acquisition which was partially offset by decreases in costs associated with lower IoT Solutions revenue from existing customers.

In fiscal 2022, the gross margin percentage of IoT Solutions declined 140 basis points as compared to the same period last year. The decline was mainly due to a greater mix of hardware revenue.
Selling, general and administrative expenses

	Years Ended		Change 2022
(in thousands USD)	December 31, 2022	December 31, 2021	$	%
Selling, general, and administrative	$112,220	$92,303	$19,917	22%
Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses. The increase in SG&A expenses for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily driven by salaries and benefits, contractor costs, travel related costs, professional services fees, stock-based compensation, Directors' and Officers' insurance, channel commissions, and internal IT and software license related expenses.
Depreciation and amortization

	Years Ended		Change 2022
(in thousands USD)	December 31, 2022	December 31, 2021	$	%
Depreciation and amortization	$54,499	$50,331	$4,168	8%
The increase in depreciation and amortization expense was mainly due to the amortization of acquired intangibles from the BMP acquisition.
Goodwill Impairment Charge

	Years Ended		Change 2022
(in thousands USD)	December 31, 2022	December 31, 2021	$	%
Goodwill impairment	$58,074	$—	$58,074	100%
During the fourth quarter of 2022, the Company identified circumstances subsequent to the annual goodwill test that would more likely than not reduce the fair value of the reporting unit (the entity) below its carrying value. These impairment indicators included increased interest rates impacting our weighted average cost of capital, an increase in the Company's specific risk premium, an increase in debt free net working capital needs and a sustained declining in the Company's share price from the three quarter. Our share price dropped significantly from the third quarter of 2022. Given the results of this analysis, we proceeded to perform a goodwill impairment test and determined that the carrying value of our reporting unit exceeded its estimated fair value. Consequently, we recorded a non-cash goodwill impairment charge of $58.1 million in the fourth quarter. This charge does not affect our liquidity or debt covenants.
Other (income) expense

	Years Ended		Change 2022
(in thousands USD )	December 31, 2022	December 31, 2021	$	%
Interest expense, including amortization of deferred financing costs, net	$31,371	$23,260	$8,111	35%
Change in fair value of warrant liability	(254)	(5,267)	5,013	(95)%
Total Other (Income) Expense	$31,117	$17,993	$13,124	73%
The increase in other expenses was primarily due to an increase in interest expenses due to higher interest rates and a decrease in income related to the change in fair value of our warrant liability.
Income tax benefit

	Years Ended		Change 2022
(in thousands USD)	December 31, 2022	December 31, 2021	$	%
Income tax benefit	$(10,417)	$(8,776)	$(1,641)	19%
The increase to the income tax benefit for the year ended December 31, 2022, compared to the income tax benefit for the year ended December 31, 2021, was primarily due to an increase in pre-tax losses and other permanent differences in our foreign jurisdictions partially offset by increases in valuation allowances and increases in taxes due to the permanent disallowance of a portion of the goodwill impairment expense.
Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs, our obligations to make scheduled payments of interest on our indebtedness and our need to fund capital expenditures to support our current operations and to facilitate growth and expansion including future acquisitions. We have financed our operations and expansion with a combination of debt and equity.
On December 31, 2022, we had total equity of $180.7 million, net of an accumulated deficit of $248.2 million. Our primary sources of liquidity consist of cash totaling $34.6 million and a Revolving Credit Facility of $30.0 million of which the full $30.0 million was available for use for working capital and general business purposes. We believe this will be sufficient to provide working capital, make interest payments and make capital expenditures to support operations and facilitate growth and expansion for the next twelve months.
Our ability to pay dividends on our common stock is limited by restrictions under the terms of the agreements governing our indebtedness. Subject to the full terms and conditions under the agreements governing our indebtedness, we may be permitted to make dividends and distributions under such agreements if there is no event of default and certain pro-forma financial ratios (as defined by such agreements) are met.
Cash flows from operating activities
For the year ended December 31, 2022, cash provided by operating activities was $16.4 million. Our operating cash flows improved primarily due to decreases in accounts receivable and inventories, of $9.0 million and $6.5 million, respectively. Accounts receivable decreased due to improved collections of outstanding receivables from customers and inventory decreased due to the conclusion of our largest customer’s LTE transition project. Cash paid for interest increased by $9.3 million in the year ended December 31, 2022, as compared to the year ended December 31, 2021 due to higher interest rates.

For the year ended December 31, 2021, cash used in operating activities was $14.8 million. For the year ended December 31, 2021, our operating cash flows decreased primarily due to increases in accounts receivable and inventories, of $12.1 million and $9.9 million, respectively. These increases were to support the growth of the business, which included a significant investment in inventory for our largest customer’s LTE transition project. Additionally, $8.2 million of payments were made to reduce our outstanding vendor payables.
Cash flows from investing activities
Cash used in investing activities for the year ended December 31, 2022, was primarily for a cash payment of $46.0 million for the BMP Acquisition. In addition, investments in capital expenditures related to technology equipment, software licenses, and internally developed software resulted in increased cash outflows.
Cash used in investing activities in the year ended December 31, 2021, was $13.4 million, resulting primarily from capital expenditures during the period related to technology equipment, software licenses, and internally developed software.
Cash flows from financing activities
Cash used in financing activities in the year ended December 31, 2022, was $4.7 million, resulting primarily from a repayment of $3.2 million of long-term debt.
Cash provided by our financing activities in the year ended December 31, 2021, was $104.1 million. For the year ended December 31, 2021, our financing cash flows increased primarily due to the net proceeds from the issuance of common stock of $224.0 million, the receipt of approximately $119.6 million proceeds from the Backstop Notes (net of issuance costs). These cash inflows were partially offset by the $229.9 million settlement of preferred stock, the $3.2 million repayment of long-term debt and repayment of related party notes of $1.5 million, and payment of capital lease obligations of $0.8 million.

Future Liquidity and Capital Resource Requirements
We believe that our existing cash along with expected cash flows from operating activities and additional funds available under our Revolving Credit Facility, will be sufficient over the next 12 months to provide working capital, cover interest payments on our debt facilities and fund growth initiatives, and capital expenditures.
As of December 31, 2022, we had $29.0 million of purchase commitments for the 2023 fiscal year. Additionally, as of December 31, 2022, the Company had $3.2 million of scheduled principal payments relating to the UBS term loan for the remainder of the 2023 fiscal year. The Company’s compliance with the term loan from UBS is measured partially based on consolidated adjusted EBITDA.
As of December 31, 2022, we had $19.6 million of purchase commitments for the fiscal years 2024 through 2027 and thereafter. We also have scheduled principal payments relating to the UBS term loan of $2.4 million due in the first three quarters of 2024, with all outstanding principal due on December 24, 2024. Further, we have semi-annual interest payments due on $120 million related to the Backstop Notes. All outstanding principal on the Backstop Notes are due in full in 2028.
From 2023 to 2027, we expect to fund supplier and carrier-related purchase and lease commitments (all of which are costs of operating the business) entirely from cash inflows from our customers. We currently expect that the excess cash flows after paying the above-mentioned contractual commitments, as well as other costs of business, such as payroll, costs incurred on suppliers and carrier spend (which is not currently committed contractually in addition to the committed spend), interest and taxes, will be sufficient to meet outstanding debt principal payments in 2023 and 2024.
Our available cash together with our results of operations, are expected to be sufficient to meet our operating expenses, debt service payments, capital requirements and other obligations for at least the next 12 months. However, to increase available liquidity or to fund acquisitions or other strategic activities, we may seek additional financing. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, other than the borrowings available under the Credit Facilities, and the Bank Overdraft Facility. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends, raise future capital and make acquisitions. If we are unable to obtain additional needed financing, it may prohibit us from refinancing existing indebtedness and making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our business. We may need additional capital to fund future mergers & acquisitions.
Non-GAAP Financial Measures
In addition to our results being determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operational performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance. Non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with generally accepted accounting principles, and may be different from similarly-titled non-GAAP measures used by other companies.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as net income (loss) before interest expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for unusual and other significant items that management views as distorting the operating results from period to period. Such adjustments may include asset impairment losses, stock-based compensation, integration and acquisition-related charges, tangible and intangible asset impairment charges, certain contingent liability reversals, transformation, and foreign currency transaction gains and losses. EBITDA and Adjusted EBITDA are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods shown:

	Years Ended
(in thousands USD)	December 31, 2022	December 31, 2021
Net loss	$(106,200)	$(24,776)
Income tax benefit	(10,417)	(8,776)
Interest expense	31,371	23,260
Depreciation and amortization	54,499	50,331
EBITDA	(30,747)	40,039
Goodwill Impairment Loss	58,074	—
Change in Fair value of warrant liability (non-cash)	(254)	(5,267)
Transformation expenses	8,302	8,937
Acquisition and integration-related restructuring costs	16,214	11,287
Stock-based compensation (non-cash)	10,296	4,564
Foreign currency loss (non-cash)	4	344
Other	946	1,025
Adjusted EBITDA	$62,835	$60,929

Transformation expenses are related to the implementation of our strategic transformation plan, which include the costs of a re-write of our core technology platform, expenses incurred to design certain new IoT Solutions and “go-to-market” capabilities. These expenses are expected to be completed in 2023.

Acquisition and integration-related restructuring costs for the years ended December 31, 2022 and 2021 are costs associated with legal, accounting diligence, quality of earnings, valuation and search expenses related to an acquisition or acquisitions. In 2021, they included the Integron acquisition and in 2022 they included the BMP Acquisition. In addition to the costs associated with the acquisitions are costs related to the integration of these acquisitions. They include but are not restricted to professional service costs related to ERP and related systems integrations and migrations, data migration, and finance process integrations. They also include any identified duplicative costs that will eventually be eliminated or expected to be eliminated in the next 12 months from the acquisition date. Finally, these costs also include discrete costs related to employee severance or retention bonuses attributed to acquisitions or building the current senior management team. In both 2021 and 2022, additional incremental legal and finance costs related to the preparation of our going public or initial setup of our SOX program were also included.
Concentration of Credit Risk and Off-Balance Sheet Arrangements
Cash is a financial instrument that is potentially subject to concentrations of credit risk. Our cash is deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. We believe it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash is held.
We have a total of $29.0 million of purchase commitments payable that are not recorded as liabilities on the balance sheet as of December 31, 2022. We have no other financial instruments or commitments with off-balance-sheet risk of loss.

Critical Accounting Estimates
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
Revenue Recognition
We derive revenue primarily from IoT Connectivity and IoT Solutions. IoT Connectivity arrangements provide customers with secure and reliable wireless connectivity to mobile and fixed devices through various mobile network carriers. Revenue from IoT Connectivity consists of monthly recurring charges MRCs and overage/usage charges, and contracts are generally short-term in nature (i.e., month-to-month arrangements). Customers generally may cancel with 30 days’ notice without substantive cost or fees. Revenue for MRCs and overage/usage charges are recognized over time as we satisfy the performance obligation (generally starting when an enrolled device is activated on our platform). MRCs are billed monthly in advance (generally in the last week of a month); any amounts billed for which the service has not been provided as of the balance sheet dates are reported as a contract liability and components of deferred revenue. Overage/usage charges are billed in arrears on a monthly cycle. Overage/usage charges are evaluated on a monthly basis, and any overage/usage charges determined by management as unlikely to be collected due to a customer disputing the charge or due to a concession are reserved. Reserved items are written off when deemed uncollectible or recognized as revenue if collected. Certain IoT Connectivity customers also have the option to purchase products and/or equipment (e.g., subscriber identification module or “SIM” cards, routers, phones, or tablets) from us on an as needed basis. Sales of products IoT Connectivity customers are recognized when control is transferred to the customer, which is typically upon shipment of the product.
IoT Solutions arrangements include device solutions (including connectivity), deployment services, and/or technology-related professional services. We evaluate each IoT Solutions arrangement to determine the contract for accounting purposes. For arrangements with multiple performance obligations, which represent promises within an arrangement that are distinct, the Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling price ("SSPs"). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company's best estimates of what the selling price of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company's process for estimating SSPs without observable prices consider multiple factors that may vary depending upon the unique facts and circumstances related to each performance obligation including, where applicable, prices charged by the Company for similar offerings, market trends in the pricing for similar offerings, product-specific business objectives and the estimated cost to provide the performance obligation. Hardware, deployment services, and connectivity services generally have readily observable prices. The standalone selling price of our warehouse management services (which is associated with our bill-and-hold inventory and determined to be immaterial as discussed below) was determined using a cost-plus-margin approach with the primary assumptions including Company profit objectives, internal cost structure, and current market trends. Device and other hardware sales in IoT Solutions arrangements are generally accounted for as separate contracts since the customer is not obligated to purchase additional services when committing to the purchase of any products. Such sales are typically recognized upon shipment to the customer. However, in certain contracts, the customer has requested us to hold the products ordered for later shipment to the customer’s remote location or to the customer’s end user as a part of a vendor managed inventory model. In these situations, we have concluded that transfer of control to the customer occurs prior to shipment. In these “bill-and-hold” arrangements, the right to invoice, transfer of legal title and transfer of the risk and rewards associated with the products occurs when we receive the hardware from a third-party vendor and have deemed it to be functional. Additionally, the products are identified both physically and systematically as belonging to a specific customer, are usable by the customer, and are only shipped, used, or disposed as directed by the specific customer. Based on these factors, we recognize revenue on bill-and-hold hardware when the hardware is received by us and deemed functional.
Deployment services consist of us preparing hardware owned by a customer for use by a customer’s end user. Deployment and connectivity may both be included within a single IoT Solutions contract and are considered separate performance obligations. While consideration for deployment services is generally fixed when ordered by the client, consideration for connectivity services is variable and solely related to the connectivity services. Therefore, the fixed consideration is allocated to the deployment services and is recognized as revenue when the services are provided (i.e., when the related hardware is shipped to the customer). Connectivity within IoT Solutions contracts are recognized similar to the IoT Connectivity as described above, since such contracts are generally short term in nature and variability is resolved each month as the services are provided.
Professional services are generally provided over a contract term of one to two months. Revenue is recognized over time on an input method basis (typically, based on hours completed to date and an estimate of total hours to complete the project).
Internal Use Software
Certain costs of platform and software applications developed for internal use are capitalized as intangible assets. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed (i.e., application development stage) and (ii) it is probable that the software will be completed and used for its intended function. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Costs incurred for maintenance, minor upgrades and enhancements are recorded under selling, general and administrative expenses in the consolidated statement of operations as incurred. Costs related to preliminary project activities and post implementation operating activities are also recorded under selling, general and administrative expenses in the consolidated statement of operations as incurred. We amortizes the capitalized costs on a straight-line basis over the useful life of the asset. The average useful life for capitalized internal use computer software is between 3-5 years. Capitalized internal use computer software, net of accumulated amortization, was $30.2 million and $25.2 million as of December 31, 2022 and 2021, respectively, and was included in intangible assets.
Accounting for Business Combinations
We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. We assign fair value of the consideration paid to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded to goodwill. Intangible assets are amortized over the expected life of the asset. We recognize acquisition-related expenses and restructuring costs separately from the business combination and expense as incurred. All changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized as a component of provision for income taxes. We make significant assumptions and estimates in determining the preliminary estimated purchase price and the preliminary allocation of the estimated purchase in the consolidated financial statements. These preliminary estimates and assumptions are subject to change as we finalize the valuations. The final valuations may change significantly from the preliminary estimates. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future cash flows from revenue of the intangible assets acquired, estimates of appropriate discount rates used to calculate the present value of expected future cash flows, estimated useful lives of the intangible assets acquired, customer attrition rates, future changes in technology and brand awareness, and other factors. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based, in part, on historical experience, information obtained from the management of the acquired companies and future expectations. For these and other reasons, actual results may vary significantly from estimated results. During the preliminary purchase price measurement period, which may be up to one year from the business combination date, we will record adjustments to the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date, with a corresponding offset to goodwill. After the preliminary purchase price measurement period, we will record adjustments to assets acquired or liabilities assumed subsequent to the purchase price measurement period in our operating results in the period in which the adjustments were determined.
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

We test for an indication of goodwill impairment on October 1st of each year or when indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. We perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value of the reporting units is less than its carrying amount. Qualitative factors that we consider include macroeconomics conditions such as geographical location and fluctuations in foreign exchange, industry and market conditions, financial performance, a significant adverse change in legal factors or in the business climate, unanticipated competition, entity-specific events and share price trends. If, based on the qualitative assessment, it is determined that it is more likely than not the fair value of the reporting unit is less than its carrying amount, then a quantitative test is performed and an impairment loss is recognized in an amount equal to the excess of the carrying value over the fair value of the reporting unit, limited to the total amount of goodwill allocated to that reporting unit

During the year, we experienced a decline in our stock price and market capitalization that represented an indicator of impairment as the observed declines were substantial and sustained. Increasing interest rates also impacted the Company’s weighted cost of capital, the company specific risk premium, and its debt-free net working capital needs, of which all attributed to additional indicators of impairment. As such, we performed qualitative and quantitative goodwill impairment tests during the third and fourth quarters.
At the end of the fourth quarter, we concluded that the carrying value of our reporting unit exceeded its estimated fair value and recorded a goodwill impairment loss of $58.1 million. The fair value of goodwill was estimated by equally weighing the results of the income approach and the market approach. When performing the income approach, the projected financial information and discount rate were developed using market participant-based assumptions. The cash-flow projections were based on a 12-year financial forecast developed by management that included revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth, which are updated at least annually and reviewed by management. The selected discount rate considered the risk and nature of the respective cash flows, and the rates of return market participants would require investing their capital in our reporting unit. The key assumptions used in the impairment analysis included long term growth rate of 3.5% and revenue growth rate margins ranging from 5.6% to 23.7%, a discount rate of 20% and market factors such as earnings multiples from comparable publicly traded companies. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for the purposes of the impairment tests will prove to be an accurate prediction of the future.
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
We recognize the financial statement effect of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. The evaluation of our uncertain tax positions involves significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws, including the Tax Cuts and Jobs Act of 2017 and matters related to the allocation of international taxation rights between countries including intercompany transactions and obligations. Although management believes our reserves are reasonable, no assurance can be given that the final outcome of these uncertainties will not be different from that which is reflected in our reserves. Reserves are adjusted considering changing facts and circumstances, such as the closing of a tax examination. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.
Recent accounting pronouncements
As an emerging growth company (“EGC”), the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. We have elected to use this extended transition period under the JOBS Act until such time that we no longer considered to be an EGC.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of business, including sensitivities as follows:
Interest Rate Risk
We are subject to risk from fluctuations in the interest rates related to our long-term debt. The interest rates are based upon the applicable Secure Overnight Financing Rate ("SOFR") rate plus an applicable margin for such loans or the lender’s base rate plus an applicable margin for such loans. Based on December 31, 2022 estimated SOFR rates, we estimate a 100 basis point change in the SOFR rate would have a $3.0 million impact on our interest expense on an annualized basis. Based on December 31, 2021 estimated LIBOR rates, we estimate a 100 basis point change in the LIBOR rate would have a $3.1 million impact on our interest expense on an annualized basis.
Exchange Rate Risk
Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. The functional currency of our foreign subsidiaries is generally the local currency. As a result, their reported financial results could be significantly affected by changes in foreign currency exchange rates upon translation to U.S. dollars. When the U.S. dollar strengthens against other currencies, the translated value of the foreign functional currency income and expense amounts results in lower net income (or higher net loss). When the U.S. dollar weakens, the translated value of the foreign functional currency income and expense amounts results in higher net income (or lower net loss). Our reported results are therefore adversely affected by a stronger U.S. dollar relative to major currencies worldwide when foreign operations are net profitable.
During the year ended December 31, 2022, we recognized a net loss of $11.3 million from foreign operations with a functional currency other than the U.S dollar. Upon translation into U.S. dollars, such reported net loss would have increased or decreased, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $1.1 million.
Similarly, during the year ended December 31, 2021, we recognized a net loss of $5.3 million from foreign operations with a functional currency other than the U.S dollar. Upon translation into U.S. dollars, such reported net loss would have increased or decreased, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.5 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
KORE Group Holdings, Inc.
Atlanta, Georgia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of KORE Group Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, temporary equity and stockholders’ equity, and cash flows for each of the years then ended, and the related notes and schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2022, due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for cash conversion features from convertible instruments as of January 1, 2022, due to the adoption of Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40).
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ BDO USA, LLP
We have served as the Company's auditor since 2019.
Atlanta, Georgia
April 7, 2023

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands USD, except share and per share amounts)

	Years Ended
	December 31, 2022	December 31, 2021
Assets
Current assets
Cash	$34,645	$85,976
Accounts receivable, net	44,538	51,615
Inventories, net	10,051	15,470
Income taxes receivable	502	934
Prepaid expenses and other current assets	13,484	7,363
Total current assets	103,220	161,358
Non-current assets
Restricted cash	362	367
Property and equipment, net	11,899	12,240
Intangibles assets, net	192,504	202,550
Goodwill	369,706	383,415
Operating lease right-of-use assets	10,019	—
Deferred tax assets	55	—
Other long-term assets	971	407
Total assets	$688,736	$760,337
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$17,835	$16,004
Accrued liabilities	15,793	22,353
Income taxes payable	207	467
Current portion of operating lease liabilities	1,811	—
Deferred revenue	7,817	6,889
Current portion of long-term debt and other borrowings, net	5,345	3,326
Total current liabilities	48,808	49,039
Non-current liabilities
Deferred tax liabilities	25,248	37,925
Warrant liability	33	286
Long-term debt and other borrowings, net	413,910	399,115
Non-current portion of operating lease liabilities	9,275	—
Other long-term liabilities	10,790	6,450
Total liabilities	$508,064	$492,815
Commitments and contingencies (note 12)
See accompanying notes to consolidated financial statements.

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets - Continued
(In thousands USD, except share and per share amounts)

	December 31, 2022	December 31, 2021
Stockholders’ equity
Common stock, voting; par value $0.0001 per share; 315,000,000 shares authorized, 76,292,241 and 72,027,743 shares issued and outstanding at December 31, 2022 and December 31, 2021	$8	$7
Additional paid-in capital	435,292	413,315
Accumulated other comprehensive loss	(6,390)	(3,463)
Accumulated deficit	(248,238)	(142,337)
Total stockholders’ equity	180,672	267,522
Total liabilities and stockholders’ equity	$688,736	$760,337
See accompanying notes to consolidated financial statements.

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands USD, except share and per share amounts)

	Years Ended
	December 31, 2022	December 31, 2021
Revenue
Services	$188,985	$188,180
Products	79,462	60,255
Total revenue	268,447	248,435
Cost of revenue
Cost of services	67,268	69,385
Cost of products	61,886	51,975
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	129,154	121,360
Operating expenses
Selling, general and administrative	112,220	92,303
Depreciation and amortization	54,499	50,331
Goodwill impairment	58,074	—
Total operating expenses	224,793	142,634
Operating loss	(85,500)	(15,559)
Interest expense, including amortization of deferred financing costs, net	31,371	23,260
Change in fair value of warrant liability	(254)	(5,267)
Loss before income taxes	(116,617)	(33,552)
Income tax benefit	(10,417)	(8,776)
Net loss	$(106,200)	$(24,776)
Loss per share:
Basic	$(1.40)	$(1.04)
Diluted	$(1.40)	$(1.04)
Weighted average shares outstanding (in Number):
Basic	75,710,904	41,933,050
Diluted	75,710,904	41,933,050
See accompanying notes to consolidated financial statements.

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands USD)

	Years Ended
	December 31, 2022	December 31, 2021
Net loss	$(106,200)	$(24,776)
Other comprehensive loss:
Foreign currency translation adjustment	(2,927)	(1,901)
Comprehensive loss	$(109,127)	$(26,677)
See accompanying notes to consolidated financial statements.

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Temporary Equity and Stockholders’ Equity
(In thousands, USD, except share amounts)

	Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Total Temporary Equity	Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Temporary Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2020	7,756,158	$77,562	7,862,107	$78,621	9,090,975	$90,910	2,520,368	$16,502	$263,595	30,281,520	$3	$135,616	$(1,562)	$(117,561)	$16,496
Accrued dividends payable	765,609	7,656	824,076	8,241	692,543	6,925	—	—	22,822	—	—	(22,822)	—	—	(22,822)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(1,901)	—	(1,901)
Share-based compensation	—	—	—	—	—	—	—	—	—	200,426	—	(1,856)	—	—	(1,856)
Distributions to and conversions of preferred stock	(8,521,767)	(85,218)	(8,686,183)	(86,862)	(9,783,518)	(97,835)	(2,520,368)	(16,502)	(286,417)	7,120,368	1	56,502	—	—	56,503
CTAC shares recapitalized, net of equity issuance costs of $15,943	—	—	—	—	—	—	—	—	—	10,373,491	1	6,428	—	—	6,429
Conversion of KORE warrants	—	—	—	—	—	—	—	—	—	1,365,612	—	10,663	—	—	10,663
Private offering and merger financing, net of equity issuance costs of $8123	—	—	—	—	—	—	—	—	—	22,686,326	2	216,544	—	—	216,546
Equity portion of convertible debt, net of deferred financing costs of $384, net of sponsor shares of $683, net of deferred tax liability of $3,999	—	—	—	—	—	—	—	—	—	—	—	12,240	—	—	12,240
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,776)	(24,776)
Balance at December 31, 2021	—	—	—	—	—	—	—	—	—	72,027,743	7	413,315	(3,463)	(142,337)	267,522
Opening balance sheet adjustment	—	—	—	—	—	—	—	—	—	—	—	(11,613)		299	(11,314)
Adjusted opening balance	—	—	—	—	—	—	—	—	—	72,027,743	7	401,702	(3,463)	(142,038)	256,208
Common stock issued pursuant to acquisition	—	—	—	—	—	—	—	—	—	4,212,246	1	23,294	—	—	23,295
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(2,927)	—	(2,927)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	10,296	—	—	10,296
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	52,252	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(106,200)	(106,200)
Balance at December 31, 2022	—	—	—	—	—	—	—	—	—	76,292,241	$8	$435,292	$(6,390)	$(248,238)	$180,672
See accompanying notes to consolidated financial statements.

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands USD)

For the years ended	December 31, 2022	December 31, 2021
Cash flows provided by (used in) operating activities
Net loss	$(106,200)	$(24,776)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities
Depreciation and amortization	54,499	50,331
Goodwill impairment loss	58,074	—
Amortization of deferred financing costs	2,427	2,097
Amortization of discount on Backstop Notes	—	424
Non-cash reduction to the operating lease right-of-use assets	2,218	—
Deferred income taxes	(16,189)	(9,691)
Non-cash foreign currency loss	14	344
Stock-based compensation	10,296	4,564
Provision for doubtful accounts	415	322
Change in fair value of warrant liability	(254)	(5,267)
Change in operating assets and liabilities, net of operating assets and liabilities acquired:
Accounts receivable	8,962	(12,102)
Inventories	6,542	(9,875)
Prepaid expenses and other current assets	(1,992)	(1,244)
Accounts payable and accrued liabilities	(2,116)	(8,419)
Deferred revenue	980	(805)
Income taxes payable	148	(661)
Operating lease liabilities	(1,468)	—
Cash provided by (used in) operating activities	$16,356	$(14,758)
Cash flows (used in) provided by investing activities
Additions to intangible assets	(13,238)	(9,247)
Additions to property and equipment	(3,307)	(4,172)
Payments for acquisitions, net of cash acquired	(46,002)	—
Cash flows (used in) provided by investing activities	$(62,547)	$(13,419)
Cash flows (used in) provided by financing activities
Proceeds from revolving credit facility	—	25,000
Repayment on revolving credit facility	—	(25,000)
Repayment of term loan	(3,153)	(3,161)
Repayment of other borrowings - notes payable	(1,035)	(173)
Proceeds from convertible debt	—	104,167
Proceeds from equity portion of convertible debt, net of issuance costs	—	15,697
Payment of deferred financing costs	(356)	(1,579)
Repayment of related party note	—	(1,538)
Proceeds from CTAC and PIPE financing, net of issuance costs	—	223,688
Settlements of preferred shares	—	(229,915)
Payment of financing lease obligations	(150)	—
Payment of capital lease obligations	—	(828)
Payment of stock option share employee withholding taxes	—	(2,305)
Cash (used in) provided by financing activities	$(4,694)	$104,053
Effect of exchange rate change on cash	(451)	(226)
Change in Cash and Restricted cash	(51,336)	75,650
Cash and Restricted Cash, beginning of period	86,343	10,693
Cash and Restricted Cash, end of period	$35,007	$86,343
Non-cash investing and financing activities:
Fair value of KORE common stock issued pursuant to acquisition	23,295	—
ASU 2020-06 Adoption	15,163	—
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities upon the adoption of ASC 842	9,604	—
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	3,409	—
Premium finance agreement	3,621	—
Equity financing fees accrued	—	3,602
Common shares issued to preferred shareholders	—	56,502
Equity financing fees settled in common shares	—	1,863
Common shares issued to warrant holders	—	10,663
Common shares issued to option holders pursuant to the Cancellation Agreements	—	1,072
Sponsor shares distributed to lender under Backstop Agreement	—	683
Supplemental cash flow information:		—
Interest paid	29,199	19,874
Taxes paid (net of refunds)	2,119	957

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
The Company has operating subsidiaries located in Australia, Belgium, Brazil, Canada, Dominican Republic, Ireland, Malta, Mexico, the Netherlands, New Zealand, Switzerland, the United Kingdom and the United States. The Company’s consolidated financial statements (the “consolidated financial statements”) reflect its financial statements and those of its wholly owned subsidiaries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company’s consolidated financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Intercompany balances and transactions were eliminated upon consolidation. The preparation of consolidated financial statements in conformity with US GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures.
The Business Combination was accounted for as a reverse recapitalization as pre-combination KORE was determined to be the accounting acquirer under Financial Accounting Standard Board's ("FASB") ASC Topic 805, Business Combination (“ASC 805”). Pre-combination KORE was determined to be the accounting acquirer based on the evaluation of the following facts and circumstances:
•the equity holders of pre-combination KORE held the majority (54%) of voting rights in the Company;
•the senior management of pre-combination KORE became the senior management of the Company;
•in comparison with CTAC, pre-combination KORE has significantly more revenues and total assets and a larger net loss; and,
•the operations of pre-combination KORE comprise the ongoing operations of the Company, and the Company assumed pre-Combination KORE’s headquarters.
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is generally the local currency. Any transactions recorded in the Company’s foreign subsidiaries denominated in a currency other than the local currency are remeasured using current exchange rates each reporting period with the resulting unrealized gains or losses being included in selling, general and administrative expenses in the consolidated statements of operations.
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
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODM in deciding how to allocate resources to the individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Use of Estimates
The preparation of consolidated financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements relate to the following; (1) revenue recognition such as determining the nature and timing of the satisfaction of performance obligations, (2) revenue reserves, (3) allowances for accounts receivable, (4) inventory obsolescence, (5) the measurement of assets acquired and liabilities assumed in business combinations at fair value, (6) assessment of indicators of goodwill impairment and the determination of the fair value of the Company’s reporting unit, (7) determination of useful lives of the Company’s intangible assets and equipment, (8) the assessment of expected cash flows used in evaluating long-lived assets for impairment, (9) the calculation of capitalized software costs, and (10) accounting for uncertainties in income tax positions. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates.
Revenue Recognition
We recognize revenue under ASC 606, Revenue from Contracts with Customers by apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. Payments are generally due and received within 30-60 days from the point of billing customers.
The Company derives revenues primarily from IoT Connectivity and IoT Solutions. Connectivity arrangements provide customers with secure and reliable wireless connectivity to mobile and fixed devices through various mobile network carriers. Revenue from IoT Connectivity consists of monthly recurring charges (“MRC’s”) and overage/usage charges, and contracts are generally short-term in nature (i.e., month-to-month arrangements). Revenue for MRC’s and overage/usage charges are recognized over time as the Company satisfies the performance obligation (generally starting when an enrolled device is activated on the Company’s platform). Most of the MRC’s are billed monthly in advance (generally in the last week of a month); any amounts billed for which the service has not been provided as of the balance sheet dates are reported as a contract liability and components of deferred revenue. Overage/usage charges are billed in arrears on a monthly cycle. Overage/usage charges are evaluated on a monthly basis, and any overage/usage charges determined by management as unlikely to be collected due to a customer disputing the charge or due to a concession are reserved. Reserved items are written off when deemed uncollectible or recognized as revenue if collected. Certain IoT Connectivity customers also have the option to purchase products and/or equipment (e.g. subscriber identification module or “SIM” cards, routers, phones, or tablets) from the Company on an as needed basis. Product sales to IoT Connectivity customers are recognized when control is transferred to the customer, which is typically upon shipment of the product.

IoT Solutions arrangements include device solutions (including connectivity), deployment services, and/or technology-related professional services. Management evaluates each IoT Solutions arrangement to determine the contract for accounting purposes. If a contract contains more than one performance obligation, consideration is allocated to each performance obligation based on standalone selling prices (“SSPs”). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company's best estimates of what the selling price of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company's process for estimating SSPs without observable prices consider multiple factors that may vary depending upon the unique facts and circumstances related to each performance obligation including, where applicable, prices charged by the Company for similar offerings, market trends in the pricing for similar offerings, product-specific business objectives and the estimated cost to provide the performance obligation. Hardware, deployment services, and connectivity services generally have readily observable prices. The standalone selling price of our warehouse management services (which is associated with our bill-and-hold inventory and determined to be immaterial as discussed below) was determined using a cost-plus-margin approach with the primary assumptions including Company profit objectives, internal cost structure, and current market trends. Device and other hardware sales in IoT Solutions arrangements are generally accounted for as separate contracts since the customer is not obligated to purchase additional services when committing to the purchase of any products. Such sales are typically recognized upon shipment to the customer. However, in certain contracts, the customer has requested the Company to hold the products ordered for later shipment to the customer’s remote location or to the customer’s end user as a part of a vendor managed inventory model. In these situations, management has concluded that transfer of control to the customer occurs prior to shipment. In these “bill-and-hold” arrangements, the right to invoice, transfer of legal title and transfer of the risk and rewards associated with the products occurs when the Company receives the hardware from a third-party vendor and has deemed it to be functional. Additionally, the products are identified both physically and systematically as belonging to a specific customer, are usable by the customer, and are only shipped, used, or disposed as directed by the specific customer. Based on these factors, management recognizes revenue on bill-and-hold hardware when the hardware is received by the Company and deemed functional. As part of the bill-and-hold arrangements, the Company performs a service related to the storage of the hardware. The Company has determined that any storage fee related to bill-and-hold inventory is immaterial to the consolidated financial statements taken as a whole.
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
There are no material instances where variable consideration is constrained and not recorded at the initial time of sale. Product returns are recorded as a reduction to revenue based on anticipated sales returns that occur in the normal course of business and are immaterial for the years ended December 31, 2022, and 2021. The Company primarily has assurance-type warranties that do not result in separate performance obligations.
The Company does not have material unfulfilled performance obligation balances for contracts with an original length greater than one year in any of the years presented. Additionally, the Company does not have material costs related to obtaining a contract with amortization periods greater than one year for any of the years presented.
Overage usage charges are evaluated on a monthly basis, and any overage/usage charges determined by management as unlikely to be collected due to a customer disputing the charge or due to a concession are reserved in the month billed and are not initially recognized as revenue. These amounts are netted against accounts receivable and reversed when credited to the customer account, generally no longer than one to two months after initial billing.
The Company applies ASC 606 utilizing the following allowable exemptions or practical expedients:
•Exemption to not disclose the unfulfilled performance obligation balance for contracts with an original length of one year or less.
•Practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.
•Election to present revenue net of sales taxes and other similar taxes.
•Election from recognizing shipping and handling activities as a separate performance obligation.
•Practical expedient not requiring the entity to adjust the promised amount of consideration for the effects of a significant financing component if the entity expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
Restricted Cash
Restricted cash represents cash deposits held with financial institutions for letters of credit and is not available for general corporate purposes.
Concentrations of Credit Risk and Off-Balance-Sheet Risk
Cash is a financial instrument that is potentially subject to concentrations of credit risk. The Company’s cash is deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash is held. The Company has no other financial instruments with off-balance-sheet risk of loss.
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

Inventories
The Company records its inventory, which primarily consists of finished goods such as SIM cards, other hardware and packaging materials, using the first-in, first-out method, except for certain legacy acquisition that use weighted average cost method to account for approximately 14% of the total consolidated inventory. Certain items in inventory require limited assembly procedures to be performed before shipping the items to customers. Due to the insignificant nature and cost associated with the assembly procedures, the Company classifies these items as finished goods. Inventories are stated at the lower of cost or net realizable value. The Company performs ongoing evaluations and maintains a reserve if necessary for slow-moving and obsolete items, based upon factors surrounding the inventory age, amount of inventory on hand and projected sales.
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
Maintenance, repairs, and ordinary replacements are recorded under selling, general and administrative expenses in the consolidated statement of operations as incurred. Expenditures for improvements that extend the physical or economic life of the property are capitalized. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life or the remaining term of the lease. The Company includes computer software in property and equipment as the software is integral to enabling the functioning of the hardware.
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

Internal Use Software
Certain costs of platform and software applications developed for internal use are capitalized as intangible assets. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed (i.e. application development stage) and (ii) it is probable that the software will be completed and used for its intended function. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality. Costs incurred for maintenance, minor upgrades and enhancements are recorded under selling, general and administrative expenses in the consolidated statement of operations as incurred. Costs related to preliminary project activities and post-implementation operating activities are also recorded under selling, general and administrative expenses in the consolidated statement of operations as incurred. The Company amortizes the capitalized costs on a straight-line basis over the useful life of the asset. Refer to “Note 9, Goodwill and Other Intangible Assets” to the consolidated financial statements, for further detail of the Company’s average useful lives for capitalized internal use computer software.
Business Combinations
The Company allocates the fair value of the consideration transferred to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of consideration transferred over the fair value of the assets acquired, and liabilities assumed is recorded as goodwill. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and expensed as incurred. All changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized as a component of provision for income taxes. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include expected future cash flows based on consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed as of the acquisition date, its estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date, with a corresponding offset to goodwill. The Company records adjustments to assets acquired or liabilities assumed subsequent to the preliminary purchase price measurement period in its operating results in the period in which the adjustments were determined.
Fair Value Measurements
The Company applies the provisions of ASC 820, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company also applied the provisions of the subtopic to fair value measurements of non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The subtopic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The subtopic also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the Company to categorize certain assets and liabilities into three levels, based upon the assumptions used to price those assets or liabilities. The three levels are defined as follows:
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

Cash is stated at cost, which approximates fair value. The carrying amounts reported in the balance sheet for accounts receivable, accounts payable, and accrued liabilities approximate fair value, due to their short-term maturities.
Long-term debt is carried at amortized cost using the effective interest rate method. The Company’s outstanding borrowings are not required to be measured at fair value at the end of each reporting period. The carrying and fair values of the Company’s outstanding borrowings are disclosed at the end of each reporting period in “Note 10 – Long Term Debt and Other Borrowings, net” to the consolidated financial statements.
The Notes under the Backstop agreement, are carried at amortized cost using the effective interest rate method and is disclosed in “Note 10 – Long Term Debt and Other Borrowings, net” to the consolidated financial statements.
The Company has outstanding private warrants (“Private Warrants”) issued for the purchase of common stock, which are liability-classified. The Private Warrants are marked to fair value using the fair value of the Company's public warrants that trade on the NYSE, therefore are evaluated as Level 2 for fair value as disclosed in “Note 14 - Warrants on Common Stock” to the consolidated financial statements.
Stock-Based Compensation
The Company has had several stock-based compensation plans, which are more fully described in “Note 13 - Stock-Based Compensation”, to the consolidated financial statements. Stock-based compensation is generally recognized as an expense following the straight-line attribution method over the requisite service period. The fair value of stock-based compensation is measured on the grant date based on the grant-date fair value of the awards using the lattice model.
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
Identifiable intangible assets comprise assets that have a definite life amortized on a straight-line basis over their estimated useful lives as follows:

Customer relationships	10-13 years
Technology	5-9 years
Carrier contracts	10 years
Trademarks	9-10 years
Internally developed computer software	3-5 years
The Company capitalizes costs directly related to the design, deployment and enhancements of its internal operating support systems, including employee-related costs.
Goodwill
Goodwill represents the excess fair value of consideration transferred over the fair value of the net identifiable assets acquired in a business combination. Goodwill is evaluated annually on October 1st for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value of the reporting unit is less than its carrying amount. Qualitative factors considered are macroeconomics conditions such as geographical location and fluctuations in foreign exchange, industry and market conditions, financial performance including both profitability and cash flows from operations, entity-specific events and share price trends. If, based on the qualitative assessment, it is determined that it is more likely than not the fair value of the reporting unit is less than its carrying amount, then a quantitative test is performed and an impairment loss is recognized in an amount equal to the excess of the carrying value over the fair value of the reporting unit, limited to the total amount of goodwill allocated to that reporting unit. Under a quantitative test, the Company obtains a third-party valuation of the fair value of the reporting unit. Assumptions used in the fair value calculation include revenue growth and profitability, terminal values, discount rates, and implied control premium. These assumptions are consistent with those the Company believes hypothetical marketplace participants would use.
Deferred Financing Costs
Deferred financing costs consist principally of debt issuance costs which are being amortized using the effective interest method over the terms of the related debt agreements and are presented in the consolidated balance sheets as direct deductions from long-term debt. Issuance costs for credit facilities are recorded in other long-term assets in the consolidated balance sheets and are amortized over the term of the agreement using the straight-line method.
Defined Contribution Plans
The Company sponsors defined contribution plans (the “Plans”) that cover our domestic and international employees following the completion of an eligibility period. Under the Plans, participating employees may defer a portion of their pretax earnings up to the limits provided by local statutory requirements. The Company makes matching contributions, subject to limits of the base compensation that a participant contributes to the Plan. The Company’s matching contributions vest over up to a maximum of four years from the participant’s date of hire. The Company records its portion of matching contributions as an expense within the selling, general and administrative financial statement line item. The Company contributed in aggregate $0.5 million, and $0.4 million for fiscal years 2022 and 2021, respectively.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. There were no assets classified as held for sale at any of the balance sheet dates presented.
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
Earnings (Loss) Per Share
The Company calculates basic and diluted earnings/(loss) per common share. Basic earnings/(loss) per share is calculated by dividing earnings/(loss) for the period by the weighted-average common shares outstanding for the period including outstanding KORE warrants. Diluted earnings/(loss) per share includes the effect of dilutive instruments and uses the average share price for the period in determining the number of shares that are to be added to the weighted-average number of shares outstanding. Cumulative dividends on preferred shares were subtracted from net income/(loss) to arrive at earnings/(loss) attributable to common stockholders.

In periods of net income, the Company allocates net income to the common shares under the two-class method for the unvested share-based payment awards that contain participating rights to dividends or dividend equivalents (whether paid or unpaid). Because the share-based awards do not have an obligation to fund losses, they are not included in the calculation during periods of losses because their effect would be antidilutive.
Reclassifications in the consolidated financial statements
Certain reclassifications have been made to the 2021 consolidated financial statements to conform to the 2022 presentation for leases. These reclassifications did not have a significant impact in the consolidated financial statements presented.
Comprehensive Loss and Accumulated Other Comprehensive Loss
The Company has included the consolidated statements of comprehensive loss in the accompanying consolidated financial statements, which include the effects of foreign currency translation adjustments relating to the Company's foreign operations. No amounts have been reclassified out of Accumulated Other Comprehensive Loss for the years ended December 31, 2022, and 2021.
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

Recently Adopted Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued by the FASB. ASUs not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company's consolidated financial statements. The following ASUs have been adopted by the Company during the fiscal year 2022:
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

A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. We early adopted the new standard on January 1, 2022, which is the date of our initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods ending before January 1, 2022.

The cumulative after-tax effect of the changes made to our consolidated balance sheet for the adoption of ASC 842 were as follows:

(In thousands, USD)	At December 31, 2021	Adjustments due to ASC 842	At January 1 2022
Operating lease right-of-use assets	$—	$9,278	$9,278
Current portion of operating lease liabilities	—	2,121	2,121
Non-current portion of operating lease liabilities	—	7,483	7,483
Current portion of capital lease liabilities included in Accrued liabilities	191	(191)	—
Current portion of finance lease liabilities included in Accrued liabilities	—	191	191
Non-current portion of capital lease liabilities included in Other long-term liabilities	264	(264)	—
Non-current portion of finance lease liabilities included in Other long-term liabilities	—	264	264
Accrued liabilities	22,353	(326)	22,027
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

See Note 8 for additional information related to leases, including disclosure required under ASC 842.

ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted for fiscal years (including interim periods) beginning after December 15, 2020.
The Company early adopted ASU 2020-06 on January 1, 2022, using a modified retrospective transition approach. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods ending before January 1, 2022. Refer to “Note 10 –Long-Term Debt and Other Borrowings”, to the consolidated financial statements for further detail.

The cumulative after-tax effect of the changes made to our consolidated balance sheet for the adoption of ASU 2020-06 were as follows:

(In thousands, USD)	At December 31, 2021	Adjustments due to ASU 2020-06	At January 1, 2022
Long-term debt and other borrowings, net	$399,115	$15,163	$414,278
Additional paid-in capital	413,315	(11,613)	401,702
Deferred tax liabilities	37,925	(3,849)	34,076
Accumulated deficit	(142,337)	299	(142,038)

ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another Topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. ASU 2021-04 was effective for the Company beginning on January 1, 2022, and we will apply the amendments prospectively through December 31, 2022. There was no impact on our consolidated financial statements as a result of adopting this standard update.

ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide guidance on easing the potential burden in accounting for reference rate reform on financial reporting. ASU 2020-04 is effective from March 12, 2020 and may be applied prospectively through December 31, 2024. ASU 2020-04 was effective for the Company beginning on December 22, 2022. There was no impact on our consolidated financial statements as a result of adopting this standard update.

Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued by the FASB. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company's consolidated financial statements.

ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires the use of a new current expected credit loss (“CECL”) model in estimating allowances for doubtful accounts with respect to accounts receivable and notes receivable. Receivables from revenue transactions, or trade receivables, are recognized when the corresponding revenue is recognized under ASC 606, Revenue from Contracts with Customers. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances when deducted from the balance of the receivables, which represent the estimated net amounts expected to be collected. Given the generally short-term nature of trade receivables, the Company does not expect to apply a discounted cash flow methodology. However, the Company will consider whether historical loss rates are consistent with expectations of forward-looking estimates for its trade receivables. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of ASU 2016-13. This ASU

(collectively “ASC 326”) is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company does not expect adoption of this ASU to have a material impact in the consolidated financial statements.
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
•Clarifies that for purposes of measuring expected credit losses on a net investment in a lease in accordance with ASC 326, Financial Instruments - Credit Losses, the lease term determined in accordance with ASC 842, Leases, should be used as the contractual term.
•Clarifies that when an entity regains control of financial assets sold, it should recognize an allowance for credit losses in accordance with ASC 326.
•Aligns the disclosure requirements for debt securities in ASC 320, Investments - Debt Securities, with the corresponding requirements for depository and lending institutions in ASC 942, Financial Services - Depository and Lending.
The amendments in the ASU have various effective dates and transition requirements, some depending on whether an entity has previously adopted ASU 2016-13 about measurement of expected credit losses. The Company will adopt the guidance in ASU 2020-03 as it adopts the related ASU affected by these codification improvements.
NOTE 3 – REVISION OF PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS
In connection with the Company’s review of our intercompany transfer pricing methodology, and in preparation of finalizing the consolidated financial statements for the year ended December 31, 2022, the Company identified errors in its historical financial statements relating to income taxes and indirect taxes.
The Company assessed the materiality of these errors along with other immaterial errors from previous reviews and annual audits in 2021, and 2022 under ASC 250, “Accounting Changes and Error Corrections,” Staff Accounting Bulletin No. 99, “Materiality,” and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and concluded that the annual consolidated financial statements for the year ended December 31, 2021, and the unaudited interim consolidated financial statements for the first three quarters of 2021, and 2022 were not materially misstated but should be revised. The amounts and disclosures included in this Form 10-K have been revised to reflect the correct presentation.
Income Tax Adjustments
In connection with a review of the Company’s intercompany transfer pricing methodology, we determined that the Company should have recorded income tax expense related to an uncertain tax position associated with certain intercompany balances between our legal entities in several domestic and foreign jurisdictions. Management has concluded that we have an income tax exposure on a consolidated basis which resulted in an understatement of income tax expense and other long-term liabilities for the following amount:
•For the year ended December 31, 2021 - $0.7 million.
•First quarter of 2021 - $0.2 million.
•Second quarter of 2021 - $0.2 million.
•Third quarter of 2021 - $0.3 million.
•First quarter of 2022 - $0.4 million.
•Second quarter of 2022 - $0.4 million.

•Third quarter of 2022 - $0.8 million.
Indirect Tax Adjustments
As part of our fourth quarter 2022 financial statement close process, we determined that the Company should have accrued a liability relating to a historical indirect tax exposure on customer invoices in two subsidiaries within the same foreign jurisdiction. The error resulted in the Company understating selling, general, and administrative expenses and other long-term liabilities for the following amount:
•For the year ended December 31, 2021 - $0.5 million.
•For each of the three quarters of 2021 - $0.1 million.
•For each of the three quarters of 2022 - $0.1 million.
Other Adjustments
In addition to the income tax and indirect tax errors discussed above, management has decided to revise our financial statements to reflect several immaterial errors identified in prior year audits and quarterly reviews. These immaterial errors relate to the following:
•Customer billing error resulted in an understatement of revenue and account receivable of approximately $0.05 million for each of the quarters in 2021 and 2022 and $0.22 million for the year ended December 31, 2021.
•A misallocation of the purchase price relating to a prior business combination resulted in an overstatement of intangible assets and an understatement of goodwill, which resulted in an overstatement of intangible asset amortization expense of $0.02 million for each of the quarters in 2021 and 2022 and $0.08 million for the year ended December 31, 2021.
•Initial public offering costs of $1.4 million should have been expensed in the quarter ended March 31, 2021 instead of the quarter ended June 30, 2021. We inappropriately capitalized such cost as of March 31, 2021.
•Revenue of $0.6 million should have been recognized in the quarter ended June 30, 2022 instead of the quarter ended September 30, 2022.
•Tax effect on pre-tax book loss resulting in either an understatement/overstatement of income tax expense/(benefit) and other long-term liabilities for the following periods:
•For the year ended December 31, 2021 - $0.19 million.
•First quarter of 2021 - ($0.23) million.
•Second quarter of 2021 - $0.69 million.
•Third quarter of 2021 - ($0.46) million.
•First quarter of 2022 - ($0.04) million.
•Second quarter of 2022 - $0.14 million.
•Third quarter of 2022 - ($0.07) million.
•Several immaterial cutoff errors between quarters related to revenue, cost of sales, and selling, general & administrative expenses.
The following tables present the impact of the revisions on our annual consolidated financial statements for the year ended December 31, 2021, including the impact to the accumulated other comprehensive income (loss) and the accumulated deficit balances as of December 31, 2020. The revised unaudited interim consolidated financial statements are included in Note 17 to the consolidated financial statements.

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands USD, except share and per share amounts)

	December 31, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments*	As revised
Assets
Current assets
Cash	$85,976	—	—	—	$85,976
Accounts receivable, net	51,304	—	—	311	51,615
Inventories, net	15,470	—	—	—	15,470
Income taxes receivable	954	—	—	(20)	934
Prepaid expenses and other receivables	7,448	—	—	(85)	7,363
Total current assets	161,152	—	—	206	161,358
Non-current assets
Restricted cash	367	—	—	—	367
Property and equipment, net	12,240	—	—	—	12,240
Intangibles assets, net	203,474	—	—	(924)	202,550
Goodwill	381,962	—	—	1,453	383,415
Other long-term assets	407	—	—	—	407
Total assets	$759,602	$—	$—	$735	$760,337
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,004	—	—	—	$16,004
Accrued liabilities	21,311	—	—	1,042	22,353
Income taxes payable	467	—	—	—	467
Current portion of capital lease obligations	191	—	—	(191)	—
Deferred revenue	6,889	—	—	—	6,889
Current portion of long-term debt and other borrowings, net	3,326	—	—	—	3,326
Total current liabilities	48,188	—	—	851	49,039
Non-current liabilities
Deferred tax liabilities	36,722	1,435	—	(232)	37,925
Warrant liability	286	—	—	—	286
Capital lease obligations	264	—	—	(264)	—
Long-term debt and other borrowings, net	399,115	—	—	—	399,115
Other long-term liabilities	2,884	1,994	1,257	315	6,450
Total liabilities	$487,459	$3,429	$1,257	$670	$492,815
Stockholders’ equity
Common stock, voting; par value $0.0001 per share; 315,000,000 shares authorized, 72,027,743 shares issued and outstanding at December 31, 2021	$7	—	—	—	$7
Additional paid-in capital	413,646	—	—	(331)	413,315
Accumulated other comprehensive loss	(3,331)	(46)	—	(86)	(3,463)
Accumulated deficit	(138,179)	(3,383)	(1,257)	482	(142,337)
Total stockholders’ equity	272,143	(3,429)	(1,257)	65	267,522
Total liabilities and stockholders’ equity	$759,602	$—	$—	$735	$760,337
*Certain reclassifications have been made to the 2021 consolidated balance sheet to conform to the 2022 presentation for leases.

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands USD, except share and per share amounts)

	December 31, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other Adjustments	As Revised
Revenue
Services	$187,962	$—	$—	$218	$188,180
Products	60,255	—	—	—	60,255
Total revenue	248,217	—	—	218	248,435
Cost of revenue
Cost of services	69,867	—	—	(482)	69,385
Cost of products	52,357	—	—	(382)	51,975
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	122,224	—	—	(864)	121,360
Operating expenses					—
Selling, general and administrative	91,733	—	457	113	92,303
Depreciation and amortization	50,414	—	—	(83)	50,331
Total operating expenses	142,147	—	457	30	142,634
Operating loss	(16,154)	—	(457)	1,052	(15,559)
Interest expense, including amortization of deferred financing costs, net	23,260	—	—	—	23,260
Change in fair value of warrant liability	(5,267)	—	—	—	(5,267)
Loss before income taxes	(34,147)	—	(457)	1,052	(33,552)
Income tax expense (benefit)	(9,694)	732	—	186	(8,776)
Net loss	$(24,453)	$(732)	$(457)	$866	$(24,776)
Loss per share:
Basic	$(1.03)	$(0.02)	$(0.01)	$0.02	$(1.04)
Diluted	$(1.03)	$(0.02)	$(0.01)	$0.02	$(1.04)
Weighted average shares outstanding (in Number):
Basic	41,933,050	—	—	—	41,933,050
Diluted	41,933,050	—	—	—	41,933,050

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands USD)

	December 31, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other Adjustments	As Revised
Net loss	$(24,453)	$(732)	$(457)	$866	$(24,776)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,654)	53	—	(300)	(1,901)
Comprehensive loss	$(26,107)	$(679)	$(457)	$566	$(26,677)

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Temporary Equity and Stockholders’ Equity
(In thousands, USD, except share amounts)

	Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Total Temporary Equity	Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Temporary Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Amount	Amount	Amount	Amount
As Reported
Balance at December 31, 2020	7,756,158	$77,562	7,862,107	$78,621	9,090,975	$90,910	2,566,186	$16,802	$263,895	30,281,520	$3	$135,616	$(1,677)	$(113,726)	$20,216
Derecognition of shares	—	—	—	—	—	—	(45,818)	(300)	(300)	—	—	—	—	—	—
Accrued dividends payable	765,609	7,656	824,076	8,241	692,543	6,925	—	—	22,822	—	—	(22,822)	—	—	(22,822)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(1,654)	—	(1,654)
Share-based compensation	—	—	—	—	—	—	—	—	—	200,426	—	(1,856)	—	—	(1,856)
Distributions to and conversions of preferred stock	(8,521,767)	(85,218)	(8,686,183)	(86,862)	(9,783,518)	(97,835)	(2,520,368)	(16,502)	(286,417)	7,120,368	1	56,502	—	—	56,503
CTAC shares recapitalized, net of equity issuance costs of $15,943	—	—	—	—	—	—	—	—	—	10,373,491	1	6,428	—	—	6,429
Conversion of KORE warrants	—	—	—	—	—	—	—	—	—	1,365,612	—	10,663	—	—	10,663
Private offering and merger financing, net of equity issuance costs of $8123	—	—	—	—	—	—	—	—	—	22,686,326	2	216,875	—	—	216,877
Equity portion of convertible debt, net of deferred financing costs of $384, net of sponsor shares of $683, net of deferred tax liability of $3,999	—	—	—	—	—	—	—	—	—	—	—	12,240	—	—	12,240
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,453)	(24,453)
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	$—	72,027,743	$7	$413,646	$(3,331)	$(138,179)	$272,143
Adjustments
Balance, December 31, 2020	—	—	—	—	—	—	(45,818)	(300)	(300)	—	—	—	115	(3,835)	(3,720)
Derecognition of shares	—	—	—	—	—	—	45,818	300	300	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(247)	—	(247)
Private offering and merger financing	—	—	—	—	—	—	—	—	—	—	—	(331)	—	—	(331)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(323)	(323)
Total Adjustments	—	—	—	—	—	—	—	—	—	—	—	$(331)	$(132)	$(4,158)	$(4,621)
As Revised
Balance at December 31, 2020	7,756,158	77,562	7,862,107	78,621	9,090,975	90,910	2,520,368	16,502	263,595	30,281,520	3	135,616	(1,562)	(117,561)	16,496
Derecognition of shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accrued dividends payable	765,609	7,656	824,076	8,241	692,543	6,925	—	—	22,822	—	—	(22,822)	—	—	(22,822)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(1,901)	—	(1,901)
Share-based compensation	—	—	—	—	—	—	—	—	—	200,426	—	(1,856)	—	—	(1,856)
Distributions to and conversions of preferred stock	(8,521,767)	(85,218)	(8,686,183)	(86,862)	(9,783,518)	(97,835)	(2,520,368)	(16,502)	(286,417)	7,120,368	1	56,502	—	—	56,503
CTAC shares recapitalized, net of equity issuance costs of $15,943	—	—	—	—	—	—	—	—	—	10,373,491	1	6,428	—	—	6,429
Conversion of KORE warrants	—	—	—	—	—	—	—	—	—	1,365,612	—	10,663	—	—	10,663
Private offering and merger financing, net of equity issuance costs of $8123	—	—	—	—	—	—	—	—	—	22,686,326	2	216,544	—	—	216,546
Equity portion of convertible debt, net of deferred financing costs of $384, net of sponsor shares of $683, net of deferred tax liability of $3,999	—	—	—	—	—	—	—	—	—	—	—	12,240	—	—	12,240
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,776)	(24,776)
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	$—	72,027,743	$7	$413,315	$(3,463)	$(142,337)	$267,522

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands USD)

	December 31, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	As Revised
Cash flows from operating activities
Net loss	$(24,453)	$(732)	$(457)	$866	$(24,776)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	50,414	—	—	(83)	50,331
Amortization of deferred financing costs	2,097	—	—	—	2,097
Amortization of discount on Backstop Notes	424	—	—	—	424
Deferred income taxes	(9,871)	323		(143)	(9,691)
Non-cash foreign currency loss	344	—	—	—	344
Share-based compensation	4,564	—	—	—	4,564
Provision for doubtful accounts	322	—	—	—	322
Change in fair value of warrant liability	(5,267)	—	—	—	(5,267)
Change in operating assets and liabilities, net of operating assets and liabilities acquired:
Accounts receivable	(11,884)	—	—	(218)	(12,102)
Inventories	(9,875)	—	—	—	(9,875)
Prepaid expenses and other receivables	(1,700)	—	—	456	(1,244)
Accounts payable and accrued liabilities	(8,371)	409	457	(914)	(8,419)
Deferred revenue	(805)	—	—	—	(805)
Income taxes payable	(697)	—	—	36	(661)
Cash used in operating activities	$(14,758)	$—	$—	$—	$(14,758)
Cash flows used in investing activities
Additions to intangible assets	(9,247)	—	—	—	(9,247)
Additions to property and equipment	(4,172)				(4,172)
Net cash (used) in investing activities	$(13,419)	$—	$—	$—	$(13,419)
Cash flows from financing activities
Proceeds from revolving credit facility	25,000	—	—	—	25,000
Repayment on revolving credit facility	(25,000)	—	—	—	(25,000)
Repayment of term loan	(3,161)	—	—	—	(3,161)
Repayment of other borrowings - notes payable	(173)	—	—	—	(173)
Proceeds from convertible debt	104,167	—	—	—	104,167
Proceeds from equity portion of convertible debt, net of issuance costs	15,697	—	—	—	15,697
Payment of deferred financing costs	(1,579)	—	—	—	(1,579)
Repayment of related party note	(1,538)	—	—	—	(1,538)
Proceeds from CTAC and PIPE financing, net of issuance costs	223,688	—	—	—	223,688
Settlements of preferred shares	(229,915)	—	—	—	(229,915)
Payment of capital lease obligations	(828)	—	—	—	(828)
Payment of stock option share employee withholding taxes	(2,305)	—	—	—	(2,305)
Cash provided by/(used in) financing activities	$104,053	$—	$—	$—	$104,053
Effect of Exchange Rate Change on Cash	(226)	—	—	—	(226)

	December 31, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	As Revised
Change in Cash and Restricted Cash	75,650	—	—	—	75,650
Cash and Restricted Cash, beginning of period	10,693	—	—	—	10,693
Cash and Restricted Cash, end of period	$86,343	$—	$—	$—	$86,343
Non-cash investing and financing activities:
Equity financing fees accrued	$3,602	$—	$—	$—	$3,602
Common shares issued to preferred shareholders	56,502	—	—	—	56,502
Equity financing fees settled in common shares	1,863	—	—	—	1,863
Common shares issued to warrant holders	10,663	—	—	—	10,663
Common shares issued to option holders pursuant to the Cancellation Agreements	1,072	—	—	—	1,072
Sponsor shares distributed to lender under Backstop Agreement	683	—	—	—	683
Supplemental cash flow information:
Interest paid	$19,874	$—	$—	$—	$19,874
Taxes paid (net of refunds)	957	—	—	—	957
NOTE 4 – REVENUE RECOGNITION
Contract Balances
Deferred revenue as of December 31, 2022, and 2021, was $7.8 million, and $6.9 million, respectively, and primarily relates to revenue that is recognized over time for connectivity monthly recurring charges, the changes in balance of which are related to the satisfaction or partial satisfaction of these contracts. The balance also contains a deferral for goods that are in-transit at the period end for which control transfers to the customer upon delivery. All of the December 31, 2021, balance was recognized as revenue during the year ended December 31, 2022.
Disaggregated Revenue Information
The Company views the following disaggregated disclosures as useful to understand the composition of revenue recognized during the respective reporting periods:

	Years Ended
(In thousands, USD)	December 31, 2022	December 31, 2021
IoT Connectivity*	$173,162	$164,610
Hardware Sales	69,091	54,898
Hardware Sales - bill-and-hold	10,736	5,357
Deployment services, professional services, referral services, and other	15,458	23,570
Total	$268,447	$248,435
*Includes connectivity-related revenues from IoT Connectivity and IoT Solutions
Significant Customer
The Company has one customer, a large multinational medical device and health care company representing 11% and 21% of the Company’s total revenue for the years ending December 31, 2022, and 2021, respectively.
This same customer represented 16% and 30% of the Company’s total accounts receivable as of December 31, 2022, and 2021, respectively. The Company believes it is not exposed to significant risk due to the financial strength of this customer and their historical trend of on-time payment.

NOTE 5 – REVERSE RECAPITALIZATION
On September 30, 2021, pre-combination KORE and CTAC consummated the merger contemplated by the merger agreement (see Note 1 – Nature of Operations).
Immediately following the Business Combination, there were 71,810,419 shares of common stock with a par value of $0.0001 per share. Additionally, there were outstanding warrants to purchase 8,911,744 shares of common stock.
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
The most significant change in the post-combination Company’s reported financial position and results was an increase in cash, net of transactions costs paid at close, of $63.2 million including: $225.0 million in gross proceeds from the private placements (the “PIPE”), $20.0 million in proceeds from CTAC after redemptions, $95.1 million in proceeds from the Backstop Notes (see Note 10), and payments of $229.9 million to KORE’s preferred shareholders. Additionally, on the Closing Date, the Company repaid the Senior Secured Revolving Credit Facility with UBS of $25 million. The Company also repaid the outstanding related party loans due to Interfusion B.V and T-Fone B.V. of $1.6 million.
The Company incurred $24.2 million in transaction costs relating to the Business Combination on the Closing Date, of which $24.1 million has been recorded against additional paid-in capital in the consolidated balance sheet as of December 31, 2021 and the remaining amount of $0.1 million was recognized as selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2021.
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
NOTE 6 – ACQUISITIONS
BMP Business Combination
On February 16, 2022, the Company acquired 100% of the outstanding share capital of Business Mobility Partners, Inc. and Simon IoT LLC which are industry-leading mobility service providers, to expand the Company’s services and solutions within the healthcare and life sciences industries (the “BMP Business Combination Agreement”).
The transaction was funded by available cash and the issuance of the Company’s shares. Transaction costs for legal consulting, accounting, and other related costs incurred in connection with the acquisition of BMP were $1.7 million of which, $1.4 million and $0.3 million were included in selling, general and administrative expenses in the Company's consolidated statements of operation for the years ended December 31, 2022 and 2021 respectively.
The following table summarizes the allocation of the consideration transferred for BMP, including the identified assets acquired and liabilities assumed as of the acquisition date.

(In thousands, USD, except share amounts)	Fair Value
Cash, (net of closing cash of $1,995) and working capital adjustments	$46,002
Fair value of KORE Common Stock issued to sellers (4,212,246 shares)	23,295
Total consideration	$69,297
Assets acquired:
Accounts receivable	3,303
Inventories	1,323
Prepaid expenses and other receivables	976
Property and equipment	201
Intangible assets	28,664
Total Assets acquired	34,467
Liabilities assumed:
Deferred tax liabilities	7,391
Accounts payable and accrued liabilities	2,638
Liabilities assumed	10,029
Net identifiable assets acquired	24,438
Goodwill (excess of consideration transferred over net identifiable assets acquired)	$44,859

Goodwill represents the future economic benefits that we expect to achieve as a result of the BMP acquisition. Approximately $7.0 million of the goodwill resulting from the acquisition is deductible for tax purposes.
The BMP Business Combination Agreement contains customary indemnification terms. Under the BMP Business Combination Agreement, a portion of the cash purchase price, approximately $3.45 million paid at closing is to be held in escrow, for a maximum of 18 months from the closing date, to guarantee performance of general representations and warranties regarding closing amounts and to indemnify the Company against any future claims. During the year ended December 31, 2022, $0.6 million of the $3.45 million was paid to the seller from the escrow account that did not result in any adjustments to the purchase price. The financial results of BMP are included in the Company’s consolidated statement of operations from the date of acquisition. For the year ended December 31, 2022, the amounts of revenue and net income included in the Company’s consolidated statement of operations were $45.7 million and $11.1 million, respectively.
Unaudited pro forma information
This unaudited pro forma financial information presented is not necessarily indicative of what the operating results would have been if the acquisition had taken place on January 1, 2021, nor is it indicative of future operating results. The pro forma amounts include the historical operating results of the Company prior to the acquisition, with adjustments factually supportable and directly attributable to the acquisition, primarily related to transaction costs, and the amortization of intangible assets. Had the acquisition of BMP been completed on January 1, 2021, net revenue and loss would have been:

	Years Ended
(In thousands, USD)	December 31, 2022	December 31, 2021
Net Revenue	$274,179	$278,601
Net Loss	104,483	22,415

NOTE 7 – CONSOLIDATED FINANCIAL STATEMENT DETAILS
Accounts Receivable

	Years Ended
(In thousands, USD)	December 31, 2022	December 31, 2021
Accounts receivable	$46,067	53,415
Allowance for doubtful accounts	(559)	(532)
Allowance for credit provisions*	(970)	(1,268)
Accounts receivable, net	$44,538	$51,615
* Overage/usage charges are evaluated on a monthly basis, and any overage/usage charges determined by management as unlikely to be collected due to a customer disputing the charge or due to a concession are reserved. Reserved items are written off when deemed uncollectible or recognized as revenue if collected.
The Company incurred bad debt expense of $0.4 million, and $0.3 million, for the years ended December 31, 2022, and 2021, respectively.

Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets consist of the following:

	Years Ended
(In thousands, USD)	December 31, 2022	December 31, 2021
Prepaid expenses	8,362	6,333
Other current assets	5,122	1,030
Total Prepaid expenses and other current assets	$13,484	$7,363

Property and equipment
Major classes of property and equipment consist of the following:

	Years Ended
(In thousands, USD)	December 31, 2022	December 31, 2021
Computer hardware	$17,684	$15,747
Computer software	9,547	9,023
Furniture and fixtures	2,550	2,242
Networking equipment	7,715	8,089
Leasehold improvements	3,017	2,793
Total property and equipment	40,513	37,894
Less: accumulated depreciation	(28,614)	(25,654)
Property and equipment (net)	$11,899	$12,240
Depreciation expenses for the years ended December 31, 2022, and 2021, was $3.7 million, and $3.7 million, respectively.

Accrued Liabilities
The Company’s accrued liabilities consist of the following:

	Years Ended
(In thousands, USD)	December 31, 2022	December 31, 2021
Accrued payroll and related	$4,804	$13,103
Accrued cost of revenue	4,091	1,886
Accrued other expenses	3,970	5,552
Sales and other taxes payable	2,813	1,621
Finance Lease Obligation	115	191
Total accrued liabilities	$15,793	$22,353
NOTE 8 – RIGHT-OF USE ASSETS AND LEASE LIABILITIES
The Company leases real estate, computer hardware and vehicles for use in our operations under both operating and finance leases. Our leases have remaining lease terms ranging from 1 year to 10 years, some of which include options to extend the term for up to 10 years, and some of which include options to terminate the leases. The Company includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. For the majority of leases entered into during the current period, we have concluded it is not reasonably certain that we would exercise the options to extend the lease or terminate the lease early. Therefore, as of the lease commencement date, our lease terms generally do not include these options. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life or the remaining term of the lease. Our leasehold improvements have lives ranging from 1 year to 10 years. Operating and finance lease cost for the year ended December 31, 2022 were as follows:

(In thousands, USD)	Classification in Statement of operations	December 31, 2022
Operating lease cost	Selling, general and administrative	$3,531
Finance lease cost
Amortization of leased assets	Depreciation and amortization	$350
Interest on lease liabilities	Interest expense	17
Total finance lease cost		$367

Rent expense for the years ended December 31, 2022, and 2021 was $3.5 million and $2.7 million, respectively.
Supplemental disclosure for the balance sheet related to finance leases were as follows:

(In thousands, USD)	December 31, 2022
Assets
Finance lease right-of-use assets included in property and equipment, net	$250
Liabilities
Current portion of finance lease liabilities included in accrued liabilities	$115
Non-current portion of finance lease liabilities included in other long-term liabilities	135
Total finance lease liabilities	$250

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

December 31, 2022
Weighted average remaining lease term (in years)
Operating leases	7.71 years
Finance leases	2.05 years
Weighted average discount rate:
Operating leases	7.6%
Finance leases	5.5%
The future minimum lease payments under operating and finance leases at December 31, 2022 for the next five years are as follows:

	Operating Leases	Finance Leases
(In thousands, USD)	Amount	Amount
2023	$2,532	$128
2024	1,877	113
2025	1,662	24
2026	1,370	—
2027	1,385	—
Thereafter	6,220	—
Total minimum lease payments	15,046	265
Interest expense	(3,960)	(15)
Total	11,086	250
NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The Company’s goodwill balance consists of the following:

(In thousands, USD)	Amount
December 31, 2020	$384,202
Currency translation	(787)
December 31, 2021	$383,415
Acquisition	44,859
Impairment	(58,074)
Currency translation	(494)
December 31, 2022	$369,706

The Company tests goodwill for impairment on an annual basis on October 1st and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

During the fourth quarter of 2022, the Company identified circumstances subsequent to the annual goodwill test that would more likely than not reduce the fair value of the reporting unit (the entity) below its carrying value. The Company performed qualitative and quantitative goodwill impairment tests during the third and the fourth quarters of 2022. These impairment indicators included increased interest rates impacting our weighted average cost of capital, an increase in the Company's specific risk premium, an increase in debt free net working capital needs and a sustained decline in the Company's share price from the third quarter. In addition to the market data, the valuation techniques utilized level 3 inputs such as the Company’s internal forecasts of its future results, cash flows and its weighted average cost of capital. As a result, the Company concluded that the carrying value of its reporting unit exceeded the estimated fair value of the reporting unit and recorded a goodwill impairment loss of $58.1 million, which represents the accumulated impairment loss as of December 31, 2022. The fair value of the reporting was estimated by equally weighing the results of the income approach and the market approach.
Key assumptions used in the impairment analysis included projected revenue growth rates, discount rates, and market factors such as earnings multiples from comparable publicly traded companies. The impairment loss has been recognized in our statement of operations as a goodwill impairment loss from operations for the year ended December 31, 2022. The Company did not record a goodwill impairment loss in any prior periods.
The Company’s other intangible assets consist of the following:

(In thousands, USD)	Carrying Gross Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$327,317	$(197,483)	$129,834
Technology	46,978	(42,348)	4,630
Carrier contracts	70,210	(47,483)	22,727
Trademarks	16,214	(11,060)	5,154
Internally developed computer software	72,063	(41,904)	30,159
Total as of December 31, 2022	$532,782	$(340,278)	$192,504

(In thousands, USD)	Carrying Gross Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$305,648	$(168,519)	$137,129
Technology	45,983	(37,529)	8,454
Carrier contracts	65,700	(40,488)	25,212
Trademarks	15,733	(9,221)	6,512
Internally developed computer software	59,906	(34,663)	25,243
Total as of December 31, 2021	$492,970	$(290,420)	$202,550
Amortization expense for the years ended December 31, 2022, and 2021, was $50.8 million, and $46.7 million, respectively.
The following table shows the weighted average remaining useful lives per intangible asset category as of December 31, 2022.

Years
Customer relationships	5.0
Technology	2.6
Carrier contracts	3.6
Trademarks	4.3
Internally developed computer software	4.2

The following table shows the estimated amortization expense for the next five years and thereafter as of December 31, 2022.

(In thousands, USD)	Amount
2023	$49,657
2024	45,932
2025	43,206
2026	28,607
2027	9,645
Thereafter	15,457
Total	$192,504
NOTE 10 – LONG-TERM DEBT AND OTHER BORROWINGS, NET
The Company carries its long term debt based on amortized cost using the effective interest rate method. The following is a summary of long-term debt:

(In thousands, USD)	December 31, 2022	December 31, 2021
Term Loan – UBS	$302,654	$305,807
Notes under the Backstop Agreement	120,000	120,000
Other Borrowings	2,754	173
Total	425,408	425,980
Less—current portion	(5,345)	(3,326)
Less—equity component, net of accumulated amortization	—	(15,517)
Less—debt issuance cost, net of accumulated amortization of $8.5 million and $6.1 million, respectively	(6,153)	(8,022)
Total Long-term debt and other borrowings	413,910	399,115
The following is the summary of future principal repayments on long-term debt:

(In thousands, USD)	Amount
2023	$5,345
2024	300,063
2025	—
2026	—
2027	—
Thereafter	120,000
Total	$425,408
Senior Secured Term Loan—UBS
On December 21, 2018, the Company entered into a credit agreement with UBS that consisted of a term loan of $280.0 million as well as a senior secured revolving credit facility with UBS (the “Senior Secured UBS Term Loan”, and together with the senior secured revolving credit facility, the “Credit Facilities”). The Senior Secured UBS Term Loan required quarterly principal and interest payments of Term LIBOR plus 5.5%. All remaining principal and interest payments are due on December 21, 2024.
On November 12, 2019, the Company amended the Senior Secured UBS Term Loan in order to raise an additional $35.0 million. Under the amended agreement, the maturity date of the term loan and interest rate remained unchanged. However, the quarterly principal repayment changed to $0.8 million. The principal and quarterly interest are paid on the last business day of each quarter, except at maturity. As a result of this debt modification, the Company incurred $0.2 million in debt issuance costs, which was capitalized and is being amortized over the remaining term of the loan along with the unamortized debt issuance costs of the original debt.

On December 22, 2022, the Company amended the Senior Secured UBS Term Loan to facilitate the planned phase out of LIBOR by the UK Financial Conduct Authority. The amendment established the Secure Overnight Financing Rate ("SOFR") as the primary reference rate and replaced the Eurocurrency Rate to Term SOFR plus a SOFR adjustment of 0.10%. All the other terms remain unchanged.
For the year ended December 31, 2022, the Company recognized interest expense related to the contractual interest expense of $22.5 million and interest expense related to the amortization of the debt issuance costs of $2.4 million.
The term loan agreement limits cash dividends and other distributions from the Company’s subsidiaries to KORE Group Holdings Inc. and also restricts the Company’s ability to pay cash dividends to its shareholders. On December 31, 2022, and 2021, restricted net assets of the consolidated subsidiaries were $192.5 million and $256.7 million, respectively.
The term loan agreement contains, among other things, financial covenants related to maximum total debt to adjusted EBITDA ratio and a minimum total leverage ratio. The Company was in compliance with these covenants for the years ended December 31, 2022, and 2021. The credit agreement is substantially secured by all the Company’s assets.
The Company’s principal outstanding balances on the Senior Secured UBS Term Loan were $302.7 million and $305.8 million as of December 31, 2022 and 2021, respectively.
Senior Secured Revolving Credit Facility – UBS
On December 21, 2018, the Company entered into a $30.0 million senior secured revolving credit facility with UBS (the “Senior Secured Revolving Credit Facility”, and together with the Senior Secured UBS Term Loan, the “Credit Facilities”).
Borrowings under the Senior Secured Revolving Credit Facility bore interest at a floating rate which can be, at the Company’s option, either (1) a LIBOR rate for a specified interest period plus an applicable margin of up to 5.50% or (2) a base rate plus an applicable margin of up to 4.5%. After the Closing Date, the applicable margins for LIBOR rate and base rate borrowings were each subjected to a reduction of 5.25% and 4.25%, respectively, if the Company maintains a total leverage ratio of less than or equal to 5.00:1.00. The LIBOR rate was applicable to the Senior Secured Revolving Credit Facility is subject to a “floor” of 0.0%. Additionally, the Company is required to pay a commitment fee of up to 0.38% per annum of the unused balance.
On December 22, 2022, the Company amended the Senior Secured Revolving Credit Facility to facilitate the planned phase out of LIBOR by the UK Financial Conduct Authority. The amendment established the Secure Overnight Financing Rate ("SOFR") as the primary reference rate and replaced the Euro currency Rate to Term SOFR plus a SOFR adjustment of 0.10%. All the other terms remain unchanged.
On December 23, 2022, the Company amended the Senior Secured Revolving Credit Facility to extend the maturity of the revolving credit facility to September 21, 2024.
As a result of the modifications, the Company incurred $0.2 million in debt issuance costs, which was capitalized and is being amortized over the remaining term of the loan along with the unamortized debt issuance costs of the original and amended debt.
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
As of December 31, 2022, and 2021, no amounts were drawn or outstanding on the Senior Secured Revolving Credit Facility.

Bank Overdraft Facility – BNP Paribas Fortis N.V.
On October 8, 2018, a Belgium subsidiary of the Company entered into a €250,000 bank overdraft facility with BNP Paribas Fortis, (the “Bank Overdraft Facility”). Borrowings under the Bank Overdraft Facility had an indefinite term. However, it was discontinued as of February 13, 2023. Borrowings under the Bank Overdraft Facility bore interest at a floating rate which was a base rate plus an applicable margin of up to 2.0%. The base fee amounts to 9.40% as of December 31, 2022 and was variable. Any overages were charged against a percentage of 6% on a yearly basis. There was no commitment fee payable for the unused balance of the Bank Overdraft Facility.
As of December 31, 2022, and December 31, 2021, the Company had €0 drawn on the Bank Overdraft Facility.
Backstop Agreement
On September 30, 2021, KORE Wireless Group Inc. issued $95.1 million in senior unsecured exchangeable notes due 2028 (the “Backstop Notes”) to affiliates of Fortress Credit Corp. (“Fortress”) pursuant to the terms of the backstop agreement (the “Backstop Agreement”), dated July 27, 2021, by and among KORE Wireless Group Inc. and Fortress. The Backstop Notes were issued pursuant to an indenture (the “Indenture”), dated September 30, 2021, by and among the Company, KORE Wireless Group Inc. and Wilmington Trust, National Association, as trustee, as amended and restated on November 15, 2021. On October 28, 2021, KORE Wireless Group issued an additional $24.9 million in additional notes (the “Additional Notes” and together with the Backstop Notes, the “Notes”) to Fortress, pursuant to the terms of an exchangeable notes purchase agreement (the “Exchangeable Notes Purchase Agreement”), dated October 28, 2021, by and among KORE Wireless Group Inc., the Company and Fortress. The Additional Notes were issued pursuant to the Indenture and contain identical terms to the Backstop Notes. The Notes were issued at par, have a maturity of seven years, bearing interest at the rate of 5.50% per annum which is paid semi-annually, March 30 and September 30 of each year, beginning on March 30, 2022. The Notes are guaranteed by the Company and are exchangeable into common stock of the Company at $12.50 per share (the “Base Exchange Rate”) at any time at the option of Fortress. At the Base Exchange Rate, the Notes are exchangeable for approximately 9.6 million shares of common stock. As of March 31, 2022, the value of the approximately 9.6 million shares underlying the Notes is less than the fair value of the Notes. The Base Exchange Rate may be adjusted for certain dilutive events or change in control events as defined by the Indenture (the “Adjusted Exchange Rate”). Additionally, if after the 2-year anniversary of September 30, 2021, the Company’s shares are trading at a defined premium to the Base Exchange Rate or applicable Adjusted Exchange Rate, the Company may redeem the Notes for cash, force an exchange into shares of its common stock at an amount per share based on a time-value make whole table, or settle with a combination of cash and an exchange (the “Company Option”). As consideration for Fortress entering into that certain commitment letter (the “Commitment Letter”), dated as of September 21, 2021, the Sponsor contributed 100,000 shares of common stock of the Company to LLC Merger Sub, which were transferred by LLC Merger Sub to Fortress, as a commitment fee, pursuant to the terms and upon the conditions set forth in the Commitment Letter. Prior to the implementation of ASU 2020-06 since the Company could use the Company Option to potentially settle all or part of the Notes for the cash equivalent of the fair value of the common stock for which the Notes may be exchanged, a portion of the proceeds of the Notes were required to be allocated to equity, based on the estimated fair value of the Notes had they not contained the exchange features. ASU 2020-06, simplifies and amends the cash conversion guidance so that the Company is no longer required to allocate to equity the estimated fair value of the Notes had they not contained the exchange features. Refer to “Note 2- Summary of Significant Accounting policies – Recently Adopted Accounting Pronouncements” to the consolidated financial statements for a summary of the effects of the adoption of ASU 2020-06. The unamortized discount and issuance costs will be amortized through September 30, 2028. The effective interest rate after the adoption of ASU 2020-06 for the Backstop Notes and the Additional Backstop Notes are 5.9% and 6.1% respectively.
The Backstop Agreement and the Exchangeable Notes Purchase Agreement each contain a customary six-month lock up following the Closing, which prohibits Fortress from hedging the Notes by short selling the Company’s common stock or hedging the Notes via the Company’s warrants or options.
The Indenture contains, among other things, financial covenants related to maximum total debt to adjusted EBITDA ratio. The Company was in compliance with these covenants as of December 31, 2022, and December 31, 2021.
As of December 31, 2022, the net carrying amount of the Notes was $117.5 million, with unamortized debt issuance costs of $2.5 million. The estimated fair value (Level 2) of the convertible debt instrument was $92.9 million.
As of December 31, 2021, prior to adoption of ASU 2020-06, the net carrying amount of the Notes was $102.0 million, with unamortized debt issuance costs of $2.5 million and unamortized equity component costs of $15.5 million. The estimated fair value (Level 2) of the convertible debt instrument was $118.6 million.

Premium Finance Agreement
The Company entered into a Premium Finance Agreement (“Premium Agreement”) on August 3, 2022, to purchase a two-year term Directors and Officers insurance policy. The Premium Agreement is for $3.6 million at a fixed rate of 4.6% per annum, amortized over twenty months. The Premium Agreement requires twenty fixed monthly principal and interest payments of $0.19 million from August 15, 2022, to March 15, 2024.
The Company’s principal outstanding balance on the Premium Agreement was $2.8 million as of December 31, 2022.
NOTE 11 – INCOME TAXES
Income (loss) before provision (benefit) for income taxes from operations for the years ended December 31, 2022, and 2021, consisted of the following:

	Years Ended
(In thousands, USD)	December 31, 2022	December 31, 2021

United States	$(92,021)	$(12,184)
Foreign	(24,596)	(21,368)
Total loss before income taxes	$(116,617)	$(33,552)
The components of the provision (benefit) for income taxes from operations consisted of the following:

	Years Ended
(In thousands, USD)	December 31, 2022	December 31, 2021
Current:
Federal	$4,309	$782
State	905	442
Foreign	558	(309)
Total current provision	5,772	915
Deferred:
Federal	(9,336)	(6,478)
State	(4,455)	(748)
Foreign	(2,398)	(2,465)
Total deferred benefit	(16,189)	(9,691)
Total income tax benefit	$(10,417)	$(8,776)

The reconciliation between income taxes computed at the U.S. statutory income tax rate to our provision for income taxes for the years ended December 31, 2022, and 2021 is as follows:

	Years Ended
(In thousands, USD)	December 31, 2022		December 31, 2021

Benefit for income taxes at 21% rate	$(24,490)	21.0%	$(7,045)	21.0%
State taxes, net of federal benefit	(1,358)	1.2%	(1,147)	3.4%
Change in valuation allowance	10,628	-9.1%	(642)	1.9%
Rate change	(1,687)	1.4%	774	-2.3%
Credits	(604)	0.5%	(602)	1.8%
Permanent differences and other	(2,712)	2.2%	2,852	-8.5%
Revaluation of warrants	(53)	0.0%	(1,106)	3.3%
Uncertain tax positions	591	-0.5%	544	-1.6%
Foreign withholding tax	134	-0.1%	116	-0.3%
Foreign rate differential	(2,120)	1.8%	(2,587)	7.7%
Executive compensation expense	872	-0.7%	1,517	-4.5%
Transaction related expense	210	-0.2%	(1,450)	4.3%
Global intangible low taxed income	283	-0.2%	—	0.0%
Foreign derived intangible income	(311)	0.3%	—	0.0%
Goodwill impairment	10,200	-8.7%	—	0.0%
Benefit for income taxes	$(10,417)	8.9%	$(8,776)	26.2%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2022, and 2021 are as follows:

	Years Ended
(In thousands, USD)	December 31, 2022	December 31, 2021

Deferred tax assets:
Net operating loss carry-forward	$13,617	$7,504
Credit carry-forward	1,386	1,956
Interest expense limitation carry-forward	15,844	12,053
Non-deductible reserves	339	374
Accruals and other temporary differences	2,835	1,288
Stock compensation	1,164	—
Lease liability	2,780	—
Property and equipment	1,007	1,018
Gross deferred tax assets	38,972	24,193
Less Valuation allowance	(16,177)	(5,750)
Total deferred tax assets (after valuation allowance)	22,795	18,443
Deferred tax liabilities:
Property and equipment	(1,738)	(4,151)
Intangible assets	(33,117)	(40,771)
Goodwill	(5,914)	(7,474)
Debt Discount	—	(3,972)
Accounting method change	(1,378)	—
Right of use asset	(2,514)	—
Research and development costs	(3,327)	—
Total deferred tax liabilities	$(47,988)	$(56,368)
Net deferred tax liabilities	$(25,193)	$(37,925)
The valuation allowance increased by $10.4 million during 2022, primarily due to an increase in U.S. disallowed interest expense carryover and U.S. state tax attributes deemed not realizable. In determining the need for a valuation allowance, the Company has given consideration to its worldwide cumulative loss position when assessing the weight of the sources of taxable income that can be used to support the realization of deferred tax assets. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. The Company has also considered the ability to implement certain strategies that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. The Company believes it is able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence.
As of December 31, 2022, the Company has U.S. state tax net operating loss carryforwards of approximately $39 million which may be available to offset future income tax liabilities and expire at various dates beginning in 2032 through 2042. Additionally, the Company has U.S. state tax net operating loss carryforwards of approximately $13.0 million which carryforward indefinitely. Additionally, the Company has generated $38.0 million of foreign operating loss carryforwards which expire at various dates. As of December 31, 2022, the Company did not have U.S. federal tax loss carried forward.
As of December 31, 2022, the Company has U.S. state research and development tax credit carryforwards of $0.1 million which expire beginning in 2032 through 2033. As of December 31, 2022, the Company did not have any federal research and development tax credit carried forward. Additionally, the Company has $1.3 million of foreign research and development tax credit carryforwards.

Due to provisions of the Tax Cuts and Jobs Act of 2017, the Company has a carryforward of U.S. disallowed interest expense of $68.8 million, which has an indefinite carryforward period.
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
For taxable years beginning after December 31, 2017, taxpayers are subjected to the global intangible low-taxed income provisions, or GILTI provisions. The GILTI provisions require the Company to currently recognize in U.S. taxable income a deemed dividend inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The ability to benefit from a deduction and foreign tax credits against a portion of the GILTI income may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income, and other potential limitations within the foreign tax credit calculation. For the year ended December 31, 2022, the Company recorded an income tax charge related to GILTI of $0.3 million. For the year ended December 31, 2021, the Company did not record an income tax charge related to GILTI. The Company has made an accounting policy election, as allowed by the SEC and FASB, to recognize the impacts of GILTI within the period incurred. Accordingly, no U.S. deferred taxes are provided on GILTI inclusions of future foreign subsidiary earnings.
As of December 31, 2022, the Company has not provided U.S. taxes on the undistributed earnings of its foreign subsidiaries that it considers indefinitely reinvested. This indefinite reinvestment determination is based on the future operational and capital requirements of the Company’s domestic and foreign operations. The Company expects that the cash held by its foreign subsidiaries of $19.5 million as of December 31, 2022 will continue to be used for its foreign operations and, therefore, does not anticipate repatriating these funds.
The Company conducts business globally and, as a result, its subsidiaries file income tax returns in U.S. federal and state jurisdictions and various foreign jurisdictions. In the normal course of business, the Company may be subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Malta, the Netherlands, the United Kingdom, and the United States. Since the Company is in a loss carry-forward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is utilized. As of December 31, 2022, the Company is not under income tax examination in any jurisdiction.
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

The following table presents a reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, included in accrued liabilities and other long-term liabilities in the consolidated balance sheets.

	Years Ended
(In thousands, USD)	December 31, 2022	December 31, 2021

Unrecognized tax benefits at the beginning of the year	$8,132	$7,690
Additions for tax positions of current year	442	442
Unrecognized tax benefits at the end of the year	$8,574	$8,132

The Company and its subsidiaries have accumulated significant intercompany obligations owed to/from various other subsidiaries of the Company. During the year ended December 31, 2022, the Company completed its assessment of its U.S. and non-U.S. income and non-income tax risks related to these obligations and added both current and prior period unrecognized tax benefits associated with the intercompany balances.

If the unrecognized tax benefit balance as of December 31, 2022, were recognized, it would in its entirety result in a tax benefit impacting the effective tax rate. The Company does not anticipate any material changes to its unrecognized tax benefits within the next 12 months.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2022, and 2021 the Company recognized $9 thousand and $100 thousand in interest and penalties, respectively. The Company had $1 million and $1 million of interest and penalties accrued on December 31, 2022, and 2021, respectively.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Off-Balance-Sheet Credit Exposures
The Company did not have off balance sheet standby letters of credit and bank guarantees as of December 31, 2022. The Company had off balance sheet standby letters of credit and bank guarantees of $0.4 million as of December 31, 2021.
Purchase Obligations
The Company has vendor commitments primarily relating to carrier and open purchase obligations that the Company incurs in the ordinary course of business. As of December 31, 2022, the purchase commitments were as follows:

(In thousands, USD)	Amount
2023	$29,012
2024	5,808
2025	7,590
2026	4,505
2027	4,773
Thereafter	5,000
Total	$56,688
Operating Leases
The Company leases various office spaces under non-cancellable operating leases expiring through 2029.
The future minimum lease payments under operating leases as of December 31, 2021, for the next five years were as follows:

(In thousands, USD)	Amount
2022	$2,924
2023	1,904
2024	1,495
2025	1,170
2026	958
Thereafter	3,412
Total	$11,863
Capital Leases
The Company has capital lease obligations in the Netherlands for hardware and software leases.

The future minimum lease payments under capital leases as of December 31, 2021, for the next five years were as follows:

(In thousands, USD)	Amount
2022	$207
2023	143
2024	119
2025	26
2026	—
Total minimum lease payments	$495
Interest expense	(40)
Total	$455
Legal Proceedings
From time to time, the Company is involved in litigation arising out of the ordinary course of our business. There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of the Company’s subsidiaries are a party or of which any of the Company or the Company’s subsidiaries’ property is subject.
NOTE 13 – STOCK BASED COMPENSATION
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
The Company also grants performance-based RSUs that vests subject to the achievement of specified performance goals within a specified time-frame. The performance-based RSUs contain provisions that increase or decrease the number of RSUs that ultimately vest, depending upon the level of performance achieved.
The Company has also granted RSUs that vest based upon the price of our common stock, which is a market condition. The fair value of awards that contain a market-based condition is estimated using a lattice model to analyze the fair value of the subject shares. The lattice model utilizes multiple stock paths, which are analyzed to determine the fair value of the subject shares.

The following table summarizes RSUs activity during the reporting periods shown below:

	Number of awards outstanding (in thousands)	Weighted- average grant date fair value (per share)	Aggregate intrinsic value (in thousands)
Unvested RSUs at December 31, 2021	—	—	—
Granted	5,789	$6.24	$36,101
Vested	(52)	6.88	(362)
Forfeited and canceled	(222)	6.97	(1,548)
Unvested RSUs at December 31, 2022	5,515		$34,191
For the year ended December 31, 2022 the Company granted 4.0 million RSUs that vest based on the passage of time.
The actual number of performance-based RSUs that could vest will range from 0% to 150% of the 1.6 million unvested RSUs granted, depending upon our level of achievement with respect to the performance goals. During the year, the Company granted 1.7 million of performance based RSUs.
During the year ended December 31, 2022, the Company granted approximately 0.2 million RSUs, which vest based on the Company’s stock price attaining a closing price equal to or greater than $13, $15, or $18 per share over any 20 trading days within any 30 consecutive trading day period. The fair value of these RSUs is estimated using a lattice model. Significant inputs used in our valuation of these RSUs included the following:

Year Ended
December 31, 2022
Expected volatility	57.1%-75.2%
Risk-free interest rate	1.4%-2.1%
Expected term (in years)	5 - 80

The following is a summary of the Company’s share-based compensation expense related to RSUs during the reporting periods shown below:

	Years Ended
(In thousands, USD)	December 31, 2022	December 31, 2021
Total Stock Compensation Expense	$10,296	$4,564
Unrecognized Compensation Cost	24,272	—
Remaining recognition period (in years)	2.6	—

2014 Equity Incentive Plan
During 2021, the stock options granted under the 2014 equity incentive plan were cancelled and the plan was terminated as of September 30, 2021. Upon the closing of the Business Combination, the Company paid out cash consideration of $4.1 million net of applicable withholding taxes and issued 200,426 shares as share consideration valued at $4.3 million (4,325 common shares net of shares for applicable withholding taxes). The following is a summary of the Company’s cancelled stock options from January 1, 2021, through December 31, 2021:

	Number of Options	Weighted Average Grant Date Fair Value per Option (Amount)	Weighted Average Exercise Price (Amount)	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2020	432,500	$15.45	$141.53	7.7
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Cancelled	(432,500)	(15.45)	(141.53)	7.7
Balance, December 31, 2021	—	$—	$—	—

NOTE 14 – WARRANTS ON COMMON STOCK
Public Warrants
As part of CTAC’s initial public offering (the “CTAC IPO”) in 2020, CTAC issued warrants to third party investors, and each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Subsequent to the Business Combination, 8,638,966 Public Warrants remained outstanding as of December 31, 2022.
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
Initial and Subsequent Measurement—Public Warrants
The Public Warrants were initially recorded at fair value. The fair value of the Public Warrants as of September 30, 2021, based on the closing price of KORE.WS, was closed to additional paid-in capital and the Public Warrants will not be remeasured in subsequent reporting periods.
Private Placement Warrants
As part of CTAC’s IPO in 2020, CTAC completed the private sale of warrants (“Private Placement Warrants”), and each Private Placement Warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share.

Subsequent to the Business Combination, 272,779 Private Placement Warrants remained outstanding as of December 31, 2022.
The Private Placement Warrants and the common shares issuable upon exercise of the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination (except pursuant to limited exceptions to the Company’s officers and directors and other persons or entities affiliated with the initial purchasers of the Private Placement Warrants) and they will not be redeemable by the Company (except as subject to certain conditions when the price per common share equals or exceeds $10.00) so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.
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
As of December 31, 2022, and 2021 the aggregate value of the Private Placement Warrants was $32.7 thousand and $0.3 million, respectively based on the closing price of KORE.WS on that date of $0.12 and $1.05, respectively.
Subsequent Measurement—Private Placement Warrants
The Private Placement Warrants are measured at fair value on a recurring basis based on the closing price of KORE.WS on the relevant date.
The change in fair value of the warrant liability for the periods ending December 31, 2022, and 2021, resulted in a gain of $0.3 million and $5.3 million, respectively.

KORE Warrants
In connection with the sale of Series B preferred stock, pre-combination KORE issued warrants (“KORE Warrants”) for the purchase of common stock at an exercise price of $0.01 per warrant. Upon the closing of the Business Combination, all KORE Warrants were exercised and converted into shares of common stock. As of December 31, 2022 and 2021, there were no outstanding KORE Warrants.
NOTE 15 – NET LOSS PER SHARE
The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method requires income available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The two-class method also requires losses for the period to be allocated between common and participating securities based on their respective rights if the participating security contractually participates in losses. As holders of participating securities do not have a contractual obligation to fund losses, undistributed net losses were not allocated to participating securities in the current or comparative years presented. Earnings per share calculations for all periods prior to the Business Combination have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the merger agreement.

Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the periods ended:

(In thousands, USD)	December 31, 2022	December 31, 2021
Numerator:
Net loss attributable to the Company	$(106,200)	$(24,776)
Less cumulative earnings to preferred shareholder	—	(22,822)
Add premium on preferred conversion to common shares	—	4,074
Net income (loss) attributable to common stockholders	$(106,200)	$(43,524)
Denominator:
Weighted average common shares and warrants outstanding
Basic (in number)	75,710,904	41,933,050
Diluted (in number)	75,710,904	41,933,050
Net loss per unit attributable to common stockholder
Basic	$(1.40)	$(1.04)
Diluted	$(1.40)	$(1.04)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

(number of shares)	December 31, 2022	December 31, 2021
Restricted stock grants with only service conditions	3,552,416	—
Common stock issued under the Backstop Agreement	9,600,031	9,600,031
Private Placement Warrants	272,779	272,779
Series C Convertible Preferred Stock	—	2,566,186
Stock Options	—	432,500

NOTE 16 – RELATED PARTY TRANSACTIONS
Leasing and Professional Services Agreement
KORE TM Data Brasil Processamento de Dados Ltda., a wholly owned subsidiary of the Company, maintains a lease and a professional services agreement with a company controlled by a key member of the Company's management team.
Aggregated related party transactions, which have been recorded at the exchange amount, representing the amount of consideration established and agreed by the related parties, was $0.3 million, and $0.2 million, for the years ended December 31, 2022, and 2021, respectively. The amount was recorded under selling, general and administrative expenses in the consolidated statements of operations.
Business Mobility Partners, Inc. (BMP, Inc.) a wholly owned subsidiary of the Company, has an informal services agreement with BMP Brasil Locacoes Ltda (BMP Brasil), located in Sao Paulo, Brazil, which is controlled by two key members of the Company's management team. The Company does not have any ownership interest or control over BMP Brasil.
BMP Brasil renders technical assistance services to purchase and deliver telecommunication equipment to BMP, Inc.’s clients in Brazil. For the services agreed upon, BMP Brasil was paid a nominal monthly fixed fee plus a fee of 7% of the gross amount of each cost incurred to purchase and deliver telecommunication equipment to the Company’s clients in Brazil. Since BMP, Inc.’s acquisition on February 16, 2022, the Company has incurred and paid $2.3 million to BMP Brasil for hardware and services rendered during 2022.

NOTE 17 – Quarterly Unaudited Financial Statements

As discussed in Note 3, the Company determined that its unaudited interim consolidated financial statements for the quarterly and year-to-date periods ended March 31, 2022 and 2021, June 30, 2022 and 2021 and September 30, 2022 and 2021 were not materially misstated but should be revised. The following tables present the impact of the revisions on the unaudited interim consolidated financial statements.

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands USD, except share amounts)

	March 31, 2022
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Assets
Current assets
Cash	$31,914	$—	$—	$—	$31,914
Accounts receivable, net	57,073	—	—	366	57,439
Inventories, net	12,069	—	—	(280)	11,789
Income taxes receivable	1,239	—	—	(14)	1,225
Prepaid expenses and other current assets	7,660	—	—	(386)	7,274
Total current assets	$109,955	$—	$—	$(314)	$109,641
Non-current assets
Restricted cash	370	—	—	—	370
Property and equipment, net	12,167	—	—	—	12,167
Intangibles assets, net	222,759	—	—	(903)	221,856
Goodwill	426,700	—	—	1,453	428,153
Operating lease right-of-use assets	9,050	—	—	(485)	8,565
Other long-term assets	401	—	—	—	401
Total assets	$781,402	$—	$—	$(249)	$781,153
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$19,901	$—	$—	$—	$19,901
Accrued liabilities	11,424	—	—	252	11,676
Current portion of operating lease liabilities	2,027	—	—	(384)	1,643
Income taxes payable	959	—	—	(405)	554
Deferred revenue	7,020	—	—	—	7,020
Current portion of long-term debt and other borrowings, net	3,206	—	—	—	3,206
Total current liabilities	$44,537	$—	$—	$(537)	$44,000
Non-current liabilities
Deferred tax liabilities	36,443	1,627	—	126	38,196
Warrant liability	259	—	—	—	259
Non-current portion of operating lease liabilities	7,430	—	—	—	7,430
Long-term debt and other borrowings, net	414,026	—	—	—	414,026
Other long-term liabilities	3,624	2,112	1,335	313	7,384
Total liabilities	$506,319	$3,739	$1,335	$(98)	$511,295
Stockholders’ equity
Common stock	$8	$—	$—	$—	$8
Additional paid-in capital	427,377	—	—	(331)	427,046
Accumulated other comprehensive loss	(3,515)	15	—	(86)	(3,586)
Accumulated deficit	(148,787)	(3,754)	(1,335)	266	(153,610)
Total stockholders’ equity	$275,083	$(3,739)	$(1,335)	$(151)	$269,858
Total liabilities and stockholders’ equity	$781,402	$—	$—	$(249)	$781,153

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands USD, except share and per share amounts) (unaudited)

	For the three months ended
	March 31, 2022
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Revenue
Services	$47,506	$—	$—	$37	$47,543
Products	21,435	—	—	—	21,435
Total revenue	68,941	—	—	37	68,978
Cost of revenue
Cost of services	17,529	—	—	21	17,550
Cost of products	17,443	—	—	280	17,723
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	34,972	—	—	301	35,273
Operating expenses
Selling, general and administrative	27,628	—	79	10	27,717
Depreciation and amortization	13,196	—	—	(21)	13,175
Total operating expenses	40,824	—	79	(11)	40,892
Operating income (loss)	(6,855)	—	(79)	(253)	(7,187)
Interest expense, including amortization of deferred financing costs, net	6,624	—	—	—	6,624
Change in fair value of warrant liability	(27)	—	—	—	(27)
Loss before income taxes	(13,452)	—	(79)	(253)	(13,784)
Income tax expense (benefit)	(2,545)	371	—	(38)	(2,212)
Net loss	$(10,907)	$(371)	$(79)	$(215)	$(11,572)
Loss per share:
Basic	$(0.15)	$(0.01)	$0.00	$0.00	$(0.16)
Diluted	$(0.15)	$(0.01)	$0.00	$0.00	$(0.16)
Weighted average number of shares outstanding:
Basic	74,040,261	—	—	—	74,040,261
Diluted	74,040,261	—	—	—	74,040,261

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands USD) (unaudited)

	For the three months ended
	March 31, 2022
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Net loss	$(10,907)	$(371)	$(79)	$(215)	$(11,572)
Other comprehensive loss:
Foreign currency translation adjustment	(184)	61	—	—	(123)
Comprehensive loss	$(11,091)	$(310)	$(79)	$(215)	$(11,695)

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, USD, except share amounts) (unaudited)

	Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
As Reported
Balance at December 31, 2021	72,027,743	$7	$413,646	$(3,331)	$(138,179)	$272,143
Opening balance sheet adjustment (as previously reported)	—	—	(11,613)	—	299	(11,314)
Balance at December 31, 2021 - Adjusted	72,027,743	7	402,033	(3,331)	(137,880)	260,829
Foreign currency translation adjustment	—	—	—	(184)	—	(184)
Stock-based compensation	—	—	2,050	—	—	2,050
Common stock issued pursuant to acquisition	4,212,246	1	23,294	—	—	23,295
Net loss	—	—	—	—	(10,907)	(10,907)
Balance at March 31, 2022	76,239,989	$8	$427,377	$(3,515)	$(148,787)	$275,083

Adjustments
Balance, December 31, 2021	—	—	(331)	(132)	(4,158)	(4,621)
March 31, 2022	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	61	—	61
Net loss	—	—	—	—	(665)	(665)
Total Adjustments - March 31, 2022	—	$—	$(331)	$(71)	$(4,823)	$(5,225)

As Revised
Balance at December 31, 2021	72,027,743	7	413,315	(3,463)	(142,337)	267,522
Opening balance sheet adjustment (as previously reported)	—	—	(11,613)	—	299	(11,314)
Balance at December 31, 2021	72,027,743	7	401,702	(3,463)	(142,038)	256,208
Foreign currency translation adjustment	—	—	—	(123)	—	(123)
Stock-based compensation	—	—	2,050	—	—	2,050
Common stock issued pursuant to acquisition	4,212,246	1	23,294	—	—	23,295
Net loss	—	—	—	—	(11,572)	(11,572)
Balance at March 31, 2022	76,239,989	$8	$427,046	$(3,586)	$(153,610)	$269,858

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands USD) (unaudited)

	For the three months ended
	March 31, 2022
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Cash flows from operating activities
Net loss	$(10,907)	$(371)	$(79)	$(215)	$(11,572)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,196	—	—	(21)	13,175
Amortization of deferred financing costs	587	—	—	—	587
Non-cash reduction to the operating lease right-of-use assets	587	—	—	—	587
Deferred income taxes	(3,851)	196	—	359	(3,296)
Non-cash foreign currency loss	(3)	—	—	—	(3)
Share-based compensation	2,050	—	—	—	2,050
Provision for doubtful accounts	55	—	—	—	55
Change in fair value of warrant liability	(27)	—	—	—	(27)
Change in operating assets and liabilities, net of operating assets and liabilities acquired:
Accounts receivable	(2,580)	—	—	(55)	(2,635)
Inventories	4,714	—	—	280	4,994
Prepaid expenses and other receivables	806	—	—	785	1,591
Accounts payable and accrued liabilities	(8,428)	175	79	(337)	(8,511)
Deferred revenue	132	—	—	—	132
Income taxes payable	199	—	—	(412)	(213)
Operating lease liabilities	(510)	—	—	(384)	(894)
Net cash used in operating activities	$(3,980)	$—	$—	$—	$(3,980)
Net cash used in investing activities	$(48,503)	$—	$—	$—	$(48,503)
Net cash used in financing activities	$(1,550)	$—	$—	$—	$(1,550)
Effect of Exchange Rate Change on Cash and Restricted Cash	(26)	—	—	—	(26)
Change in Cash and Restricted Cash	(54,059)	—	—	—	(54,059)
Cash and Restricted Cash, beginning of period	86,343	—	—	—	86,343
Cash and Restricted Cash, end of period	$32,284	$—	$—	$—	$32,284

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands USD, except share amounts)

	June 30, 2022
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Assets
Current assets
Cash	$40,441	$—	$—	$—	$40,441
Accounts receivable, net	50,767	—	—	277	51,044
Inventories, net	9,897	—	—	—	9,897
Income taxes receivable	712	—	—	189	901
Prepaid expenses and other receivables	9,089	—	—	(386)	8,703
Total current assets	110,906	—	—	80	110,986
Non-current assets
Restricted cash	363	—	—	—	363
Property and equipment, net	11,890	—	—	—	11,890
Intangibles assets, net	211,829	—	—	(883)	210,946
Goodwill	426,126	—	—	1,453	427,579
Operating lease right-of-use assets	7,914	—	—	196	8,110
Other long-term assets	381	—	—	—	381
Total assets	$769,409	$—	$—	$846	$770,255
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$19,288	$—	$—	$—	$19,288
Accrued liabilities	15,348	—	—	312	15,660
Current portion of operating lease liabilities	1,764	—	—	212	1,976
Income taxes payable	502	—	—	(502)	—
Deferred revenue	7,698	—	—	(684)	7,014
Current portion of long-term debt and other borrowings, net	3,165	—	—	—	3,165
Total current liabilities	47,765	—	—	(662)	47,103
Non-current liabilities
Deferred tax liabilities	32,618	1,801	—	615	35,034
Warrant liability	153	—	—	—	153
Non-current portion of operating lease liabilities	6,852	—	—	—	6,852
Long-term debt and other borrowings, net	413,788	—	—	—	413,788
Other long-term liabilities	4,349	2,102	1,414	264	8,129
Total liabilities	$505,525	$3,903	$1,414	$217	$511,059
Stockholders’ equity
Common stock	$8	$—	$—	$—	$8
Additional paid-in capital	429,878	—	—	(331)	429,547
Accumulated other comprehensive loss	(6,074)	201	—	(86)	(5,959)
Accumulated deficit	(159,928)	(4,104)	(1,414)	1,046	(164,400)
Total stockholders’ equity	$263,884	$(3,903)	$(1,414)	$629	$259,196
Total liabilities and stockholders’ equity	$769,409	$—	$—	$846	$770,255

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands USD, except share and per share amounts) (unaudited)

	For the three months ended
	June 30, 2022
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Revenue
Services	$47,778	$—	$—	$27	$47,805
Products	22,575	—	—	541	23,116
Total revenue	70,353	—	—	568	70,921
Cost of revenue
Cost of services	16,577	—	—	33	16,610
Cost of products	17,298	—	—	(280)	17,018
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	33,875	—	—	(247)	33,628
Operating expenses
Selling, general and administrative	29,413	—	79	(85)	29,407
Depreciation and amortization	13,774	—	—	(21)	13,753
Total operating expenses	43,187	—	79	(106)	43,160
Operating income (loss)	(6,709)	—	(79)	921	(5,867)
Interest expense, including amortization of deferred financing costs, net	7,297	—	—	—	7,297
Change in fair value of warrant liability	(106)	—	—	—	(106)
Loss before income taxes	(13,900)	—	(79)	921	(13,058)
Income tax expense (benefit)	(2,759)	350	—	141	(2,268)
Net loss	$(11,141)	$(350)	$(79)	$780	$(10,790)
Loss per share:
Basic	$(0.15)	$0.00	$0.00	$0.01	$(0.14)
Diluted	$(0.15)	$0.00	$0.00	$0.01	$(0.14)
Weighted average number of shares outstanding:
Basic	76,239,989	—	—	—	76,239,989
Diluted	76,239,989	—	—	—	76,239,989

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands USD, except share and per share amounts) (unaudited)

	For the six months ended
	June 30, 2022
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Revenue
Services	$95,284	$—	$—	$64	$95,348
Products	44,010	—	—	541	44,551
Total revenue	139,294	—	—	605	139,899
Cost of revenue
Cost of services	34,105	—	—	54	34,159
Cost of products	34,741	—	—	—	34,741
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	68,846	—	—	54	68,900
Operating expenses
Selling, general and administrative	57,042	—	158	(75)	57,125
Depreciation and amortization	26,970	—	—	(42)	26,928
Total operating expenses	84,012	—	158	(117)	84,053
Operating income (loss)	(13,564)	—	(158)	668	(13,054)
Interest expense, including amortization of deferred financing costs, net	13,921	—	—	—	13,921
Change in fair value of warrant liability	(133)	—	—	—	(133)
Loss before income taxes	(27,352)	—	(158)	668	(26,842)
Income tax expense (benefit)	(5,304)	721	—	103	(4,480)
Net loss	$(22,048)	$(721)	$(158)	$565	$(22,362)
Loss per share:
Basic	$(0.29)	$(0.01)	$0.00	$0.01	$(0.30)
Diluted	$(0.29)	$(0.01)	$0.00	$0.01	$(0.30)
Weighted average number of shares outstanding:
Basic	75,146,201	—	—	—	75,146,201
Diluted	75,146,201	—	—	—	75,146,201

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands USD) (unaudited)

	For the three months ended
	June 30, 2022
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Net loss	$(11,141)	$(350)	$(79)	$780	$(10,790)
Other comprehensive loss:
Foreign currency translation adjustment	(2,559)	186	—	—	(2,373)
Comprehensive loss	$(13,700)	$(164)	$(79)	$780	$(13,163)

	For the six months ended
	June 30, 2022
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Net loss	$(22,048)	$(721)	$(158)	$565	$(22,362)
Other comprehensive loss:
Foreign currency translation adjustment	(2,743)	247	—	—	(2,496)
Comprehensive loss	$(24,791)	$(474)	$(158)	$565	$(24,858)

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, USD, except share amounts) (unaudited)

	Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
As Reported
Balance at December 31, 2021	72,027,743	7	413,646	(3,331)	(138,179)	272,143
Opening balance sheet adjustment (as previously reported)	—	—	(11,613)	—	299	(11,314)
Balance at December 31, 2021 - Adjusted	72,027,743	7	402,033	(3,331)	(137,880)	260,829
Foreign currency translation adjustment	—	—	—	(184)	—	(184)
Stock-based compensation	—	—	2,050	—	—	2,050
Common stock issued pursuant to acquisition	4,212,246	1	23,294	—	—	23,295
Net loss	—	—	—	—	(10,907)	(10,907)
Balance at March 31, 2022	76,239,989	8	427,377	(3,515)	(148,787)	275,083
Foreign currency translation adjustment	—	—	—	(2,559)	—	(2,559)
Stock-based compensation	—	—	2,501	—	—	2,501
Net loss	—	—	—	—	(11,141)	(11,141)
Balance at June 30, 2022	76,239,989	8	429,878	(6,074)	(159,928)	263,884

Adjustments
Balance, December 31, 2021	—	—	(331)	(132)	(4,158)	(4,621)
March 31, 2022	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	61	—	61
Net loss	—	—	—	—	(665)	(665)
Total Adjustments - March 31, 2022	—	—	(331)	(71)	(4,823)	(5,225)
June 30, 2022
Foreign currency translation adjustment	—	—	—	186	—	186
Net loss	—	—	—	—	351	351
Total Adjustments - June 30, 2022	—	—	(331)	115	(4,472)	(4,688)

As Revised
Balance at December 31, 2021	72,027,743	7	413,315	(3,463)	(142,337)	267,522
Opening balance sheet adjustment (as previously reported)	—	—	(11,613)	—	299	(11,314)
Balance at December 31, 2021	72,027,743	7	401,702	(3,463)	(142,038)	256,208
Foreign currency translation adjustment	—	—	—	(123)	—	(123)
Stock-based compensation	—	—	2,050	—	—	2,050
Common stock issued pursuant to acquisition	4,212,246	1	23,294	—	—	23,295
Net loss	—	—	—	—	(11,572)	(11,572)
Balance at March 31, 2022	76,239,989	8	427,046	(3,586)	(153,610)	269,858
Foreign currency translation adjustment	—	—	—	(2,373)	—	(2,373)
Stock-based compensation	—	—	2,501	—	—	2,501
Net loss	—	—	—	—	(10,790)	(10,790)
Balance at June 30, 2022	76,239,989	$8	$429,547	$(5,959)	$(164,400)	$259,196

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands USD) (unaudited)

	For the six months ended
	June 30, 2022
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Cash flows from operating activities
Net loss	$(22,048)	$(721)	$(158)	$565	$(22,362)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	26,970	—	—	(42)	26,928
Amortization of deferred financing costs	1,188	—	—	—	1,188
Non-cash reduction to the operating lease right-of-use assets	1,129	—	—	—	1,129
Deferred income taxes	(7,666)	398	—	847	(6,421)
Non-cash foreign currency loss	489	—	—	—	489
Share-based compensation	4,551	—	—	—	4,551
Provision for doubtful accounts	183	—	—	—	183
Change in fair value of warrant liability	(133)	—	—	—	(133)
Change in operating assets and liabilities, net of operating assets and liabilities acquired:
Accounts receivable	2,421	—	—	33	2,454
Inventories	6,661	—	—	—	6,661
Prepaid expenses and other receivables	(769)	—	—	105	(664)
Accounts payable and accrued liabilities	(2,674)	323	158	(325)	(2,518)
Deferred revenue	872	—	—	(684)	188
Income taxes payable	269	—	—	(711)	(442)
Operating lease liabilities	(752)	—	—	212	(540)
Net cash provided by operating activities	$10,691	$—	$—	$—	$10,691
Net cash used in investing activities	$(53,201)	$—	$—	$—	$(53,201)
Net cash used in financing activities	$(2,454)	$—	$—	$—	$(2,454)
Effect of exchange rate change on cash and restricted cash	(575)	—	—	—	(575)
Change in cash and restricted cash	(45,539)	—	—	—	(45,539)
Cash and restricted cash, beginning of period	86,343	—	—	—	86,343
Cash and restricted cash, end of period	$40,804	$—	$—	$—	$40,804

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands USD, except share and per share amounts)

	September 30, 2022
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Assets
Current assets
Cash	$42,925	$—	$—	$—	$42,925
Accounts receivable, net	41,237	—	—	475	41,712
Inventories, net	8,272	—	—	—	8,272
Income taxes receivable	711	—	—	821	1,532
Prepaid expenses and other current assets	13,316	—	—	(386)	12,930
Total current assets	106,461	—	—	910	107,371
Non-current assets				—
Restricted cash	358	—	—	—	358
Property and equipment, net	12,141	—	—	—	12,141
Intangibles assets, net	201,260	—	—	(862)	200,398
Goodwill	425,604	—	—	1,453	427,057
Operating lease right-of-use assets	10,430	—	—	—	10,430
Deferred tax assets	566	—	—	(1)	565
Other long-term assets	653	—	—	—	653
Total assets	$757,473	$—	$—	$1,500	$758,973
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$18,201	$—	$—	$—	$18,201
Accrued liabilities	14,290	—	—	300	14,590
Current portion of operating lease liabilities	1,872	—	—	—	1,872
Income taxes payable	381	—	—	(381)	—
Deferred revenue	7,012	—	—	—	7,012
Current portion of long-term debt and other borrowings, net	5,319	—	—	—	5,319
Total current liabilities	47,075	—	—	(81)	46,994
Non-current liabilities
Deferred tax liabilities	29,926	2,497	—	1,031	33,454
Warrant liability	33	—	—	—	33
Non-current portion of operating lease liabilities	9,501	—	—	—	9,501
Long-term debt and other borrowings, net	414,683	—	—	—	414,683
Other long-term liabilities	4,794	2,013	1,493	285	8,585
Total liabilities	$506,012	$4,510	$1,493	$1,235	$513,250
Stockholders’ equity
Common stock	$8	$—	$—	$—	$8
Additional paid-in capital	432,897	—	—	(331)	432,566
Accumulated other comprehensive loss	(8,491)	403	—	(86)	(8,174)
Accumulated deficit	(172,953)	(4,913)	(1,493)	682	(178,677)
Total stockholders’ equity	$251,461	$(4,510)	$(1,493)	$265	$245,723
Total liabilities and stockholders’ equity	$757,473	$—	$—	$1,500	$758,973

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands USD, except share and per share amounts)

	For the three months ended
	September 30, 2022
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Revenue
Services	$46,410	$—	$—	$38	$46,448
Products	20,230	—	—	(541)	19,689
Total revenue	66,640	—	—	(503)	66,137
Cost of revenue
Cost of services	16,609	—	—	(28)	16,581
Cost of products	14,960	—	—	—	14,960
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	31,569	—	—	(28)	31,541
Operating expenses
Selling, general and administrative	28,841	—	79	(16)	28,904
Depreciation and amortization	13,709	—	—	(21)	13,688
Total operating expenses	42,550	—	79	(37)	42,592
Operating loss	(7,479)	—	(79)	(438)	(7,996)
Interest expense, including amortization of deferred financing costs, net	8,206	—	—	—	8,206
Change in fair value of warrant liability	(120)	—	—	—	(120)
Loss before income taxes	(15,565)	—	(79)	(438)	(16,082)
Income tax expense (benefit)	(2,540)	808	—	(73)	(1,805)
Net loss	$(13,025)	(808)	(79)	(365)	(14,277)
Loss per share:
Basic	$(0.17)	$(0.01)	$0.00	$0.00	$(0.19)
Diluted	$(0.17)	$(0.01)	$0.00	$0.00	$(0.19)
Weighted average number of shares outstanding:
Basic	76,240,530	—	—	—	76,240,530
Diluted	76,240,530	—	—	—	76,240,530

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands USD, except share and per share amounts)

	For the nine months ended
	September 30, 2022
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Revenue
Services	$141,694	$—	$—	$102	$141,796
Products	64,240	—	—	—	64,240
Total revenue	205,934	—	—	102	206,036
Cost of revenue
Cost of services	50,714	—	—	26	50,740
Cost of products	49,701	—	—	—	49,701
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	100,415	—	—	26	100,441
Operating expenses
Selling, general and administrative	85,883	—	237	(91)	86,029
Depreciation and amortization	40,679	—	—	(63)	40,616
Total operating expenses	126,562	—	237	(154)	126,645
Operating loss	(21,043)	—	(237)	230	(21,050)
Interest expense, including amortization of deferred financing costs, net	22,127	—	—	—	22,127
Change in fair value of warrant liability	(253)	—	—	—	(253)
Loss before income taxes	(42,917)	—	(237)	230	(42,924)
Income tax expense (benefit)	(7,844)	1,529	—	30	(6,285)
Net loss	$(35,073)	$(1,529)	$(237)	$200	$(36,639)
Loss per share:
Basic	$(0.46)	$(0.02)	$0.00	$0.00	$(0.48)
Diluted	$(0.46)	$(0.02)	$0.00	$0.00	$(0.48)
Weighted average number of shares outstanding:
Basic	75,514,986	—	—	—	75,514,986
Diluted	75,514,986	—	—	—	75,514,986

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands USD)

	For the three months ended
	September 30, 2022
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Net loss	$(13,025)	$(808)	$(79)	$(365)	$(14,277)
Other comprehensive loss:
Foreign currency translation adjustment	(2,417)	202	—	—	(2,215)
Comprehensive loss	$(15,442)	$(606)	$(79)	$(365)	$(16,492)

	For the nine months ended
	September 30, 2022
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Net loss	$(35,073)	$(1,529)	$(237)	$200	$(36,639)
Other comprehensive loss:
Foreign currency translation adjustment	(5,160)	449	—	—	(4,711)
Comprehensive loss	$(40,233)	$(1,080)	$(237)	$200	$(41,350)

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, USD)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
As Reported
Balance at December 31, 2021	72,027,743	$7	$413,646	$(3,331)	$(138,179)	$272,143
Opening balance sheet adjustment (as previously reported)	—	—	(11,613)	—	299	(11,314)
Balance at December 31, 2021 - As adjusted	72,027,743	7	402,033	(3,331)	(137,880)	260,829
Foreign currency translation adjustment	—	—	—	(184)	—	(184)
Stock-based compensation	—	—	2,050	—	—	2,050
Common stock issued pursuant to acquisition	4,212,246	1	23,294	—	—	23,295
Net loss	—	—	—	—	(10,907)	(10,907)
Balance at March 31, 2022	76,239,989	8	427,377	(3,515)	(148,787)	275,083
Foreign currency translation adjustment	—	—	—	(2,559)	—	(2,559)
Stock-based compensation	—	—	2,501	—	—	2,501
Net loss	—	—	—	—	(11,141)	(11,141)
Balance at June 30, 2022	76,239,989	8	429,878	(6,074)	(159,928)	263,884
Foreign currency translation adjustment	—	—	—	(2,417)	—	(2,417)
Stock-based compensation	—	—	3,019	—	—	3,019
Vesting of restricted stock units	52,252	—	—	—	—	—
Net loss	—	—	—	—	(13,025)	(13,025)
Balance at September 30, 2022	76,292,241	8	432,897	(8,491)	(172,953)	251,461

Adjustments
Balance, December 31, 2021	—	—	(331)	(132)	(4,158)	(4,621)
March 31, 2022	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	61	—	61
Net loss	—	—	—	—	(665)	(665)
Total Adjustments - March 31, 2022	—	—	(331)	(71)	(4,823)	(5,225)
June 30, 2022
Foreign currency translation adjustment	—	—	—	186	—	186
Net loss	—	—	—	—	351	351
Total Adjustments - June 30, 2022	—	—	(331)	115	(4,472)	(4,688)
September 30, 2022
Foreign currency translation adjustment	—	—	—	202	—	202
Net loss	—	—	—	—	(1,252)	(1,252)
Total Adjustments - September 30, 2022	—	—	(331)	317	(5,724)	(5,738)

As Revised
Balance at December 31, 2021	72,027,743	7	413,315	(3,463)	(142,337)	267,522
Opening balance sheet adjustment (as previously reported)	—	—	(11,613)	—	299	(11,314)
Balance at December 31, 2021	72,027,743	$7	$401,702	$(3,463)	$(142,038)	$256,208
Foreign currency translation adjustment	—	—	—	(123)	—	(123)
Stock-based compensation	—	—	2,050	—	—	2,050
Common stock issued pursuant to acquisition	4,212,246	1	23,294	—	—	23,295
Net loss	—	—	—	—	(11,572)	(11,572)
Balance at March 31, 2022	76,239,989	$8	$427,046	$(3,586)	$(153,610)	$269,858
Foreign currency translation adjustment	—	—	—	(2,373)	—	(2,373)
Stock-based compensation	—	—	2,501	—	—	2,501
Net loss	—	—	—	—	(10,790)	(10,790)
Balance at June 30, 2022	76,239,989	$8	$429,547	$(5,959)	$(164,400)	$259,196
Foreign currency translation adjustment	—	—	—	(2,215)	—	(2,215)
Stock-based compensation	—	—	3,019	—	—	3,019
Vesting of restricted stock units	52,252	—	—	—	—	—
Net loss	—	—	—	—	(14,277)	(14,277)
Balance at September 30, 2022	76,292,241	$8	$432,566	$(8,174)	$(178,677)	$245,723

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands USD)

	For the nine months ended
	September 30, 2022
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Cash flows from operating activities
Net loss	$(35,073)	$(1,529)	$(237)	$200	$(36,639)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	40,679	—	—	(63)	40,616
Amortization of deferred financing costs	1,806	—	—	—	1,806
Non-cash reduction to the operating lease right-of-use assets	1,678	—	—	—	1,678
Deferred income taxes	(10,875)	1,028	—	1,264	(8,583)
Non-cash foreign currency loss (gain)	1,566	—	—	—	1,566
Stock-based compensation	7,570	—	—	—	7,570
Provision for doubtful accounts	424	—	—	—	424
Change in fair value of warrant liability	(253)	—	—	—	(253)
Change in operating assets and liabilities, net of operating assets and liabilities acquired:
Accounts receivable	11,155	—	—	(164)	10,991
Inventories	8,192	—	—	—	8,192
Prepaid expenses and other current assets	(1,934)	—	—	301	(1,633)
Accounts payable and accrued liabilities	(3,756)	501	237	(316)	(3,334)
Deferred revenue	252	—	—	—	252
Income taxes payable	144	—	—	(1,222)	(1,078)
Operating lease liabilities	(1,048)	—	—	—	(1,048)
Net cash provided by operating activities	$20,527	$—	$—	$—	$20,527
Net cash used in investing activities	$(57,974)	$—	$—	$—	$(57,974)
Net cash used in financing activities	$(3,599)	$—	$—	$—	$(3,599)
Effect of exchange rate change on cash	(2,014)	—	—	—	(2,014)
Change in cash and restricted cash	(43,060)	—	—	—	(43,060)
Cash and restricted cash, beginning of period	86,343	—	—	—	86,343
Cash and restricted cash, end of period	$43,283	$—	$—	$—	$43,283

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands USD, except share amounts)

	March 31, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Assets
Current assets
Cash	$13,134	—	—	—	$13,134
Accounts receivable, net	42,210	—	—	148	42,358
Inventories, net	6,627	—	—	—	6,627
Prepaid expenses and other receivables	10,811	—	—	(903)	9,908
Income taxes receivable	324	—	—	3	327
Total current assets	73,106	—	—	(752)	72,354
Non-current assets
Restricted cash	372	—	—	—	372
Property and equipment, net	13,338	—	—	—	13,338
Intangibles assets, net	229,926	—	—	(987)	228,939
Goodwill	382,283	—	—	1,453	383,736
Operating lease right-of-use assets	122	—	—	—	122
Other long-term assets	2,595	—	—	—	2,595
Total assets	$701,742	$—	$—	$(286)	$701,456
Liabilities and stockholders’ equity
Current liabilities
Bank indebtedness	$20,000	$—	$—	$—	$20,000
Accounts payable	19,515	—	—	—	19,515
Accrued liabilities	8,685	—	—	1,078	9,763
Income tax payable	730	—	—	(20)	710
Current portion of operating lease liabilities	504	—	—	—	504
Deferred revenue	7,634	—	—	—	7,634
Current portion of long-term debt and other borrowings, net	3,153	—	—	—	3,153
Total current liabilities	60,221	—	—	1,058	61,279
Non-current liabilities
Deferred tax liabilities	41,393	1,326	—	(344)	42,375
Due to related parties	1,539	—	—	—	1,539
Warrant Liability	13,520	—	—	—	13,520
Long-term portion of capital lease obligations	420	—	—	—	420
Long-term debt	298,010	—	—	—	298,010
Other long-term liabilities	4,194	1,658	914	36	6,802
Total liabilities	$419,297	$2,984	$914	$750	$423,945
Total temporary equity	$271,288	$—	$—	$(300)	$270,988
Stockholders’ equity
Common stock	$3	$—	$—	$—	$3
Additional paid-in capital	128,538	—	—	—	128,538
Accumulated other comprehensive loss	(2,577)	(95)	—	214	(2,458)
Accumulated deficit	(114,807)	(2,889)	(914)	(950)	(119,560)
Total stockholders’ equity	$11,157	$(2,984)	$(914)	$(736)	$6,523
Total liabilities and stockholders’ equity	$701,742	$—	$—	$(286)	$701,456

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands USD, except share and per share amounts) (unaudited)

	For the three months ended
	March 31, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Revenue
Services	$45,062	$—	$—	$55	$45,117
Products	10,235	—	—	—	10,235
Total revenue	55,297	—	—	55	55,352
Cost of revenue
Cost of services	16,211	—	—	(268)	15,943
Cost of products	8,161	—	—	(235)	7,926
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	24,372	—	—	(503)	23,869
Operating expenses
Selling, general and administrative	17,521	—	114	1,375	19,010
Depreciation and amortization	13,114	—	—	(21)	13,093
Total operating expenses	30,635	—	114	1,354	32,103
Operating income (loss)	290	—	(114)	(796)	(620)
Interest expense, including amortization of deferred financing costs, net	5,059	—	—	—	5,059
Change in fair value of warrant liability	(2,424)	—	—	—	(2,424)
Loss before income taxes	(2,345)	—	(114)	(796)	(3,255)
Income tax expense (benefit)	(1,264)	238	—	(230)	(1,256)
Net loss	$(1,081)	$(238)	$(114)	$(566)	$(1,999)
Loss per share:
Basic	$(0.27)	$(0.01)	$0.00	$(0.02)	$(0.30)
Diluted	$(0.27)	$(0.01)	$0.00	$(0.02)	$(0.30)
Weighted average number of shares outstanding:
Basic	31,647,131	—	—	—	31,647,131
Diluted	31,647,131	—	—	—	31,647,131

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(In thousands USD) (unaudited)

	For the three months ended
	March 31, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Net loss	$(1,081)	$(238)	$(114)	$(566)	$(1,999)
Other comprehensive loss:
Foreign currency translation adjustment	(900)	4	—	—	(896)
Comprehensive loss	$(1,981)	$(234)	$(114)	$(566)	$(2,895)

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Temporary Equity and Stockholders’ Equity
(In thousands, USD, except share amounts) (unaudited)

	Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Total Temporary Equity	Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Temporary Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Amount	Amount	Amount	Amount
As Reported
Balance at December 31, 2020 (as previously reported)	7,756,158	$77,562	7,862,107	$78,621	9,090,975	$90,910	2,566,186	$16,802	$263,895	30,281,520	$3	$135,616	$(1,677)	$(113,726)	$20,216
Accrued dividends payable	248,622	2,486	266,558	2,666	224,161	2,241	—	—	7,393	—	—	(7,393)	—	—	(7,393)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(900)	—	(900)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	315	—	—	315
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,081)	(1,081)
Balance at March 31, 2021	8,004,780	80,048	8,128,665	81,287	9,315,136	93,151	2,566,186	16,802	271,288	30,281,520	3	128,538	(2,577)	(114,807)	11,157

Adjustments
Balance, December 31, 2020	—	—	—	—	—	—	(45,818)	(300)	(300)	—	—	—	115	(3,835)	(3,720)
March 31, 2021										—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(918)	(918)
Total Adjustments - March 31, 2021	—	—	—	—	—	—	(45,818)	(300)	(300)	—	—	—	119	(4,753)	(4,634)

As Revised
Balance at December 31, 2020	7,756,158	77,562	7,862,107	78,621	9,090,975	90,910	2,520,368	16,502	263,595	30,281,520	3	135,616	(1,562)	(117,561)	16,496
Accrued dividends payable	248,622	2,486	266,558	2,666	224,161	2,241	—	—	7,393	—	—	(7,393)	—	—	(7,393)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(896)	—	(896)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	315	—	—	315
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,999)	(1,999)
Balance at March 31, 2021	8,004,780	$80,048	8,128,665	$81,287	9,315,136	$93,151	2,520,368	$16,502	$270,988	30,281,520	$3	$128,538	$(2,458)	$(119,560)	$6,523

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands USD) (unaudited)

	For the three months ended
	March 31, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Cash flows from operating activities
Net loss	$(1,081)	$(238)	$(114)	$(566)	$(1,999)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,114	—	—	(21)	13,093
Amortization of deferred financing costs	524	—	—	—	524
Deferred income taxes	(1,366)	238	—	(259)	(1,387)
Non-cash foreign currency loss	(70)	—	—	—	(70)
Share-based compensation	315	—	—	—	315
Provision for doubtful accounts	(18)	—	—	—	(18)
Change in fair value of warrant liability	(2,424)	—	—	—	(2,424)
Change in operating assets and liabilities, net of operating assets and liabilities acquired:
Accounts receivable	(1,855)	—	—	(55)	(1,910)
Inventories	(878)	—	—	—	(878)
Prepaid expenses and other receivables	(5,375)	—	—	1,274	(4,101)
Accounts payable and accrued liabilities	(13,311)	—	114	(365)	(13,562)
Deferred revenue	(81)	—	—	—	(81)
Income taxes payable	186	—	—	(8)	178
Net cash used in operating activities	$(12,320)	$—	$—	$—	$(12,320)
Net cash used in investing activities	$(3,091)	$—	$—	$—	$(3,091)
Net cash provided financing activities	$18,291	$—	$—	$—	$18,291
Effect of Exchange Rate Change on Cash and Restricted Cash	(67)	—	—	—	(67)
Change in Cash and Restricted Cash	2,813	—	—	—	2,813
Cash and Restricted Cash, beginning of period	10,693	—	—	—	10,693
Cash and Restricted Cash, end of period	$13,506	$—	$—	$—	$13,506

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands USD, except share amounts)

	June 30, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Assets
Current assets
Cash	$8,300	$—	$—	$—	$8,300
Accounts receivable, net	47,639	—	—	202	47,841
Inventories, net	9,864	—	—	—	9,864
Prepaid expenses and other receivables	14,246	—	—	480	14,726
Income taxes receivable	441	—	—	283	724
Total current assets	80,490	—	—	965	81,455
Non-current assets
Restricted cash	371	—	—	—	371
Property and equipment, net	12,606	—	—	—	12,606
Intangibles assets, net	221,990	—	—	(966)	221,024
Goodwill	382,427	—	—	1,453	383,880
Operating lease right-of-use assets	119	—	—	—	119
Other long-term assets	3,531	—	—	—	3,531
Total assets	701,534	—	—	1,452	702,986
Liabilities and stockholders’ equity
Current liabilities
Bank indebtedness	$22,000	$—	$—	$—	$22,000
Accounts payable	23,181	—	—	—	23,181
Accrued liabilities	12,496	—	—	881	13,377
Income taxes payable	640	—	—	—	640
Current portion of operating lease liabilities	641	—	—	—	641
Deferred revenue	7,074	—	—	—	7,074
Current portion of long-term debt and other borrowings, net	3,153	—	—	—	3,153
Total current liabilities	69,185	—	—	881	70,066
Non-current liabilities
Deferred tax liabilities	38,474	1,378	—	610	40,462
Due to related parties	1,565	—	—	—	1,565
Warrant Liability	13,561	—	—	—	13,561
Long-term portion of capital lease obligations	362	—	—	—	362
Long-term debt	297,773	—	—	—	297,773
Other long-term liabilities	4,296	1,796	1,028	35	7,155
Total liabilities	$425,216	$3,174	$1,028	$1,526	$430,944
Total temporary equity	$278,520	$—	$—	$—	$278,520
Stockholders’ equity
Common stock	3	—	—	—	3
Additional paid-in capital	121,321	—	—	—	121,321
Accumulated other comprehensive loss	(1,834)	(120)	—	(86)	(2,040)
Accumulated deficit	(121,692)	(3,054)	(1,028)	12	(125,762)
Total stockholders’ equity	$(2,202)	$(3,174)	$(1,028)	$(74)	$(6,478)
Total liabilities, temporary and stockholders’ equity	$701,534	$—	$—	$1,452	$702,986

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands USD, except share and per share amounts) (unaudited)

	For the three months ended
	June 30, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Revenue
Services	$46,375	$—	$—	$55	$46,430
Products	14,368	—	—	—	14,368
Total revenue	60,743	—	—	55	60,798
Cost of revenue
Cost of services	17,826	—	—	(202)	17,624
Cost of products	11,511	—	—	—	11,511
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	29,337	—	—	(202)	29,135
Operating expenses
Selling, general and administrative	23,004	—	114	(1,377)	21,741
Depreciation and amortization	12,393	—	—	(21)	12,372
Total operating expenses	35,397	—	114	(1,398)	34,113
Operating income (loss)	(3,991)	—	(114)	1,655	(2,450)
Interest expense, including amortization of deferred financing costs, net	5,506	—	—	—	5,506
Change in fair value of warrant liability	41	—	—	—	41
Loss before income taxes	(9,538)	—	(114)	1,655	(7,997)
Income tax expense (benefit)	(2,653)	165	—	693	(1,795)
Net loss	$(6,885)	$(165)	$(114)	$962	$(6,202)
Loss per share:
Basic	$(0.46)	$(0.01)	$0.00	$0.03	$(0.43)
Diluted	$(0.46)	$(0.01)	$0.00	$0.03	$(0.43)
Weighted average number of shares outstanding:
Basic	31,647,131	—	—	—	31,647,131
Diluted	31,647,131	—	—	—	31,647,131

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands USD, except share and per share amounts) (unaudited)

	For the six months ended
	June 30, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Revenue
Services	$91,437	$—	$—	$110	$91,547
Products	24,603	—	—	—	24,603
Total revenue	116,040	—	—	110	116,150
Cost of revenue
Cost of services	34,037	—	—	(470)	33,567
Cost of products	19,672	—	—	(235)	19,437
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	53,709	—	—	(705)	53,004
Operating expenses
Selling, general and administrative	40,525	—	228	(2)	40,751
Depreciation and amortization	25,507	—	—	(42)	25,465
Total operating expenses	66,032	—	228	(44)	66,216
Operating income (loss)	(3,701)	—	(228)	859	(3,070)
Interest expense, including amortization of deferred financing costs, net	10,565	—	—	—	10,565
Change in fair value of warrant liability	(2,383)	—	—	—	(2,383)
Loss before income taxes	(11,883)	—	(228)	859	(11,252)
Income tax expense (benefit)	(3,917)	403	—	463	(3,051)
Net loss	$(7,966)	$(403)	$(228)	$396	$(8,201)
Loss per share:
Basic	$(0.72)	$(0.01)	$(0.01)	$0.01	$(0.73)
Diluted	$(0.72)	$(0.01)	$(0.01)	$0.01	$(0.73)
Weighted average number of shares outstanding:
Basic	31,647,131	—	—	—	31,647,131
Diluted	31,647,131	—	—	—	31,647,131

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(In thousands USD) (unaudited)

	For the three months ended
	June 30, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Net loss	(6,885)	(165)	(114)	962	(6,202)
Other comprehensive loss:
Foreign currency translation adjustment	743	(25)	—	(300)	418
Comprehensive loss	(6,142)	(190)	(114)	662	(5,784)

	For the six months ended
	June 30, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Net loss	(7,966)	(403)	(228)	396	(8,201)
Other comprehensive loss:
Foreign currency translation adjustment	(157)	(21)	—	(300)	(478)
Comprehensive loss	(8,123)	(424)	(228)	96	(8,679)

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, USD, except share amounts) (unaudited)

	Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Total Temporary Equity	Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Temporary Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Amount	Amount	Amount	Amount
As Reported
Balance at December 31, 2020	7,756,158	$77,562	7,862,107	$78,621	9,090,975	$90,910	2,566,186	$16,802	$263,895	30,281,520	$3	$135,616	$(1,677)	$(113,726)	$20,216
Accrued dividends payable	248,622	2,486	266,558	2,666	224,161	2,241	—	—	7,393	—	—	(7,393)	—	—	(7,393)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(900)	—	(900)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	315	—	—	315
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,081)	(1,081)
Balance at March 31, 2021	8,004,780	80,048	8,128,665	81,287	9,315,136	93,151	2,566,186	16,802	271,288	30,281,520	3	128,538	(2,577)	(114,807)	11,157
Derecognition of shares	—	—	—	—	—	—	(45,818)	(300)	(300)	—	—	—	—	—	—
Accrued dividends payable	251,385	2,514	269,520	2,695	232,240	2,323	—	—	7,532	—	—	(7,532)	—	—	(7,532)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	743	—	743
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	315	—	—	315
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,885)	(6,885)
Balance at June 30, 2021	8,256,165	82,562	8,398,185	83,982	9,547,376	95,474	2,520,368	16,502	278,520	30,281,520	3	121,321	(1,834)	(121,692)	(2,202)

Adjustments
Balance, December 31, 2020	—	—	—	—	—	—	(45,818)	(300)	(300)	—	—	—	115	(3,835)	(3,720)
March 31, 2021										—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(918)	(918)
Total Adjustments - March 31, 2021	—	—	—	—	—	—	(45,818)	(300)	(300)	—	—	—	119	(4,753)	(4,634)
June 30, 2021										—	—	—	—	—	—
Derecognition of shares	—	—	—	—	—	—	45,818	300	300	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(325)	—	(325)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	683	683
Total Adjustments - June 30, 2021	—	—	—	—	—	—	—	—	—	—	—	—	(206)	(4,070)	(4,276)

As Revised
Balance at December 31, 2020	7,756,158	77,562	7,862,107	78,621	9,090,975	90,910	2,520,368	16,502	263,595	30,281,520	3	135,616	(1,562)	(117,561)	16,496
Accrued dividends payable	248,622	2,486	266,558	2,666	224,161	2,241	—	—	7,393	—	—	(7,393)	—	—	(7,393)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(896)	—	(896)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	315	—	—	315
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,999)	(1,999)
Balance at March 31, 2021	8,004,780	80,048	8,128,665	81,287	9,315,136	93,151	2,520,368	16,502	270,988	30,281,520	3	128,538	(2,458)	(119,560)	6,523
Accrued dividends payable	251,385	2,514	269,520	2,695	232,240	2,323	—	—	7,532	—	—	(7,532)	—	—	(7,532)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	418	—	418
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	315	—	—	315
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,202)	(6,202)
Balance at June 30, 2021	8,256,165	$82,562	8,398,185	$83,982	9,547,376	$95,474	2,520,368	$16,502	$278,520	30,281,520	$3	$121,321	$(2,040)	$(125,762)	$(6,478)

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands USD) (unaudited)

	For the six months ended
	June 30, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Cash flows from operating activities
Net loss	$(7,966)	$(403)	$(228)	$396	$(8,201)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	25,507	—	—	(42)	25,465
Amortization of deferred financing costs	1,047	—	—	—	1,047
Deferred income taxes	(4,308)	237	—	694	(3,377)
Non-cash foreign currency loss	77	—	—	—	77
Share-based compensation	630	—	—	—	630
Provision for doubtful accounts	11	—	—	—	11
Change in fair value of warrant liability	(2,383)	—	—	—	(2,383)
Change in operating assets and liabilities, net of operating assets and liabilities acquired:
Accounts receivable	(7,049)	—	—	(109)	(7,158)
Inventories	(4,089)	—	—	—	(4,089)
Prepaid expenses and other receivables	(9,016)	—	—	(109)	(9,125)
Accounts payable and accrued liabilities	(6,103)	166	228	(563)	(6,272)
Deferred revenue	(671)	—	—	—	(671)
Income taxes payable	(32)	—	—	(267)	(299)
Net cash used in operating activities	$(14,345)	$—	$—	$—	$(14,345)
Net cash used in investing activities	$(5,973)	$—	$—	$—	$(5,973)
Net cash provided by financing activities	$18,375			$—	$18,375
Effect of exchange rate change on cash and restricted cash	(82)	—	—	—	(82)
Change in cash and restricted cash	(2,025)	—	—	—	(2,025)
Cash and restricted cash, beginning of period	10,693	—	—	—	10,693
Cash and restricted cash, end of period	$8,668	$—	$—	$—	$8,668

KORE Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands USD, except share and per share amounts)

	September 30, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Assets
Current assets
Cash	$72,689	$—	$—	$—	$72,689
Accounts receivable, net	52,638	—	—	257	52,895
Inventories, net	12,147	—	—	—	12,147
Prepaid expenses and other receivables	14,540	—	—	420	14,960
Income taxes receivable	418	—	—	286	704
Total current assets	152,432	—	—	963	153,395
Non-current assets
Restricted cash	367	—	—	—	367
Property and equipment, net	12,630	—	—	—	12,630
Intangibles assets, net	212,633	—	—	(945)	211,688
Goodwill	382,190	—	—	1,453	383,643
Operating lease right-of-use assets	114	—	—	—	114
Other long-term assets	458	—	—	—	458
Total assets	$760,824	$—	$—	$1,471	$762,295
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$20,522	$—	$—	$—	$20,522
Accrued liabilities	26,362	—	—	1,143	27,505
Income taxes payable	706	—	—	(110)	596
Current portion of operating lease liabilities	528	—	—	—	528
Deferred revenue	6,797	—	—	—	6,797
Current portion of long-term debt and other borrowings, net	3,153	—	—	—	3,153
Total current liabilities	58,068	—	—	1,033	59,101
Non-current liabilities
Deferred tax liabilities	34,580	1,419	—	379	36,378
Due to related parties	1,122	—	—	—	1,122
Warrant Liability	273	—	—	—	273
Long-term portion of capital lease obligations	304	—	—	—	304
Long-term debt	378,356	—	—	—	378,356
Other long-term liabilities	4,154	1,986	1,142	(83)	7,199
Total liabilities	$476,857	$3,405	$1,142	$1,329	$482,733
Stockholders’ equity
Common stock	7	—	—	—	7
Additional paid-in capital	413,316	—	—	(331)	412,985
Accumulated other comprehensive loss	(3,156)	(53)	—	(86)	(3,295)
Accumulated deficit	(126,200)	(3,352)	(1,142)	559	(130,135)
Total stockholders’ equity	$283,967	$(3,405)	$(1,142)	$142	$279,562
Total liabilities and stockholders’ equity	$760,824	$—	$—	$1,471	$762,295

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands USD, except share and per share amounts)

	For the three months ended
	September 30, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Revenue
Services	$48,428	$—	$—	$55	$48,483
Products	19,450	—	—	—	19,450
Total revenue	67,878	—	—	55	67,933
Cost of revenue
Cost of services	17,379	—	—	(9)	17,370
Cost of products	17,585	—	—	—	17,585
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	34,964	—	—	(9)	34,955
Operating expenses
Selling, general and administrative	26,001	—	114	(1)	26,114
Depreciation and amortization	12,440	—	—	(21)	12,419
Total operating expenses	38,441	—	114	(22)	38,533
Operating loss	(5,527)	—	(114)	86	(5,555)
Interest expense, including amortization of deferred financing costs, net	5,589	—	—	—	5,589
Change in fair value of warrant liability	(2,898)	—	—	—	(2,898)
Loss before income taxes	(8,218)	—	(114)	86	(8,246)
Income tax expense (benefit)	(3,710)	299	—	(462)	(3,873)
Net loss	$(4,508)	$(299)	$(114)	$548	$(4,373)
Loss per share:
Basic	$(0.26)	$(0.01)	$0.00	$0.02	$(0.26)
Diluted	$(0.26)	$(0.01)	$0.00	$0.02	$(0.26)
Weighted average number of shares outstanding:
Basic	32,098,715	—	—	—	32,098,715
Diluted	32,098,715	—	—	—	32,098,715

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands USD, except share and per share amounts)

	For the nine months ended
	September 30, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Revenue
Services	$139,866	$—	$—	$165	$140,031
Products	44,053	—	—	—	44,053
Total revenue	183,919	—	—	165	184,084
Cost of revenue
Cost of services	51,417	—	—	(479)	50,938
Cost of products	37,258	—	—	(235)	37,023
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	88,675	—	—	(714)	87,961
Operating expenses
Selling, general and administrative	66,525	—	342	(3)	66,864
Depreciation and amortization	37,947	—	—	(63)	37,884
Total operating expenses	104,472	—	342	(66)	104,748
Operating loss	(9,228)	—	(342)	945	(8,625)
Interest expense, including amortization of deferred financing costs, net	16,155	—	—	—	16,155
Change in fair value of warrant liability	(5,281)	—	—	—	(5,281)
Loss before income taxes	(20,102)	—	(342)	945	(19,499)
Income tax expense (benefit)	(7,628)	702	—	1	(6,925)
Net loss	$(12,474)	$(702)	$(342)	$944	$(12,574)
Loss per share:
Basic	$(0.98)	$(0.02)	$(0.01)	$0.03	$(0.98)
Diluted	$(0.98)	$(0.02)	$(0.01)	$0.03	$(0.98)
Weighted average number of shares outstanding:
Basic	31,799,313	—	—	—	31,799,313
Diluted	31,799,313	—	—	—	31,799,313

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands USD)

	For the three months ended
	September 30, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Net loss	$(4,508)	$(299)	$(114)	$548	$(4,373)
Other comprehensive loss:
Foreign currency translation adjustment	(1,322)	67	—	—	(1,255)
Comprehensive loss	$(5,830)	$(232)	$(114)	$548	$(5,628)

	For the nine months ended
	September 30, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Net loss	$(12,474)	$(702)	$(342)	$944	$(12,574)
Other comprehensive loss:
Foreign currency translation adjustment	(1,479)	46	—	(300)	(1,733)
Comprehensive loss	$(13,953)	$(656)	$(342)	$644	$(14,307)

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, USD)

	Series A Preferred		Series A-1		Series B Preferred		Series C Convertible		Total	Common Stock		Additional	Accumulated	Accumulated	Total
	Stock		Preferred Stock		Stock		Preferred Stock		Temporary			paid-in	Other	Deficit	Stockholders’
									Equity			capital	Comprehensive		Equity
													Income (Loss)
	Temporary Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Amount	Amount	Amount	Amount
As Reported
Balance at December 31, 2020	7,756,158	$77,562	7,862,107	$78,621	9,090,975	$90,910	2,566,186	$16,802	$263,895	30,281,520	$3	$135,616	$(1,677)	$(113,726)	$20,216
Accrued dividends payable	248,622	2,486	266,558	2,666	224,161	2,241	—	—	7,393	—	—	(7,393)	—	—	(7,393)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(900)	—	(900)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	315	—	—	315
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,081)	(1,081)
Balance at March 31, 2021	8,004,780	80,048	8,128,665	81,287	9,315,136	93,151	2,566,186	16,802	271,288	30,281,520	3	128,538	(2,577)	(114,807)	11,157
Derecognition of shares	—	—	—	—	—	—	(45,818)	(300)	(300)	—	—	—	—	—	—
Accrued dividends payable	251,385	2,514	269,520	2,695	232,240	2,323	—	—	7,532	—	—	(7,532)	—	—	(7,532)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	743	—	743
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	315	—	—	315
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,885)	(6,885)
Balance at June 30, 2021	8,256,165	82,562	8,398,185	83,982	9,547,376	95,474	2,520,368	16,502	278,520	30,281,520	3	121,321	(1,834)	(121,692)	(2,202)
Accrued dividends payable	265,602	2,656	287,998	2,880	236,142	2,361	—	—	7,897	—	—	(7,897)	—	—	(7,897)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(1,322)	—	(1,322)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	(3,519)	—	—	(3,519)
Distributions to and conversions of preferred stock	(8,521,767)	(85,218)	(8,686,183)	(86,862)	(9,783,518)	(97,835)	(2,520,368)	(16,502)	(286,417)	7,120,368	1	56,502	—	—	56,503
CTAC shares recapitalized, net of equity issuance costs of $15,912	—	—	—	—	—	—	—	—	—	10,373,491	1	6,456	—	—	6,457
Conversion of KORE warrants	—	—	—	—	—	—	—	—	—	1,365,612		10,663	—	—	10,663
Private offering and merger financing, net of equity issuance costs of $7,718	—	—	—	—	—	—	—	—	—	22,686,326	2	217,280	—	—	217,282
Equity portion of convertible debt, net of issuance costs of $224	—	—	—	—	—	—	—	—	—	—	—	12,510	—	—	12,510
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,508)	(4,508)
Balance at September 30, 2021	—	—	—	—	—	—	—	—	—	71,827,317	7	413,316	(3,156)	(126,200)	283,967

Adjustments
Balance, December 31, 2020	—	—	—	—	—	—	(45,818)	(300)	(300)	—	—	—	115	(3,835)	(3,720)
March 31, 2021
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(918)	(918)
Total Adjustments - March 31, 2021	—	—	—	—	—	—	(45,818)	(300)	(300)	—	—	—	119	(4,753)	(4,634)
June 30, 2021
Derecognition of shares	—	—	—	—	—	—	45,818	300	300	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(325)	—	(325)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	683	683
Total Adjustments - June 30, 2021	—	—	—	—	—	—	—	—	—	—	—	—	(206)	(4,070)	(4,276)
September 30, 2021
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	67	—	67
Private offering and merger financing	—	—	—	—	—	—	—	—	—	—	—	(331)	—	—	(331)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	135	135
Total Adjustments - September 30, 2021	—	—	—	—	—	—	—	—	—	—	—	(331)	(139)	(3,935)	(4,405)
As Revised
Balance at December 31, 2020	7,756,158	77,562	7,862,107	78,621	9,090,975	90,910	2,520,368	16,502	263,595	30,281,520	3	135,616	(1,562)	(117,561)	16,496
Accrued dividends payable	248,622	2,486	266,558	2,666	224,161	2,241	—	—	7,393	—	—	(7,393)	—	—	(7,393)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(896)	—	(896)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	315	—	—	315
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,999)	(1,999)
Balance at March 31, 2021	8,004,780	80,048	8,128,665	81,287	9,315,136	93,151	2,520,368	16,502	270,988	30,281,520	3	128,538	(2,458)	(119,560)	6,523
Accrued dividends payable	251,385	2,514	269,520	2,695	232,240	2,323	—	—	7,532	—	—	(7,532)	—	—	(7,532)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	418	—	418
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	315	—	—	315
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,202)	(6,202)
Balance at June 30, 2021	8,256,165	82,562	8,398,185	83,982	9,547,376	95,474	2,520,368	16,502	278,520	30,281,520	3	121,321	(2,040)	(125,762)	(6,478)
Accrued dividends payable	265,602	2,656	287,998	2,880	236,142	2,361	—	—	7,897	—	—	(7,897)	—	—	(7,897)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(1,255)	—	(1,255)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	(3,519)	—	—	(3,519)
Distributions to and conversions of preferred stock	(8,521,767)	(85,218)	(8,686,183)	(86,862)	(9,783,518)	(97,835)	(2,520,368)	(16,502)	(286,417)	7,120,368	1	56,502	—	—	56,503
CTAC shares recapitalized, net of equity issuance costs of $15,912	—	—	—	—	—	—	—	—	—	10,373,491	1	6,456	—	—	6,457
Conversion of KORE warrants	—	—	—	—	—	—	—	—	—	1,365,612	—	10,663	—	—	10,663
Private offering and merger financing, net of equity issuance costs of $7,718	—	—	—	—	—	—	—	—	—	22,686,326	2	216,949	—	—	216,951
Equity portion of convertible debt, net of issuance costs of $224	—	—	—	—	—	—	—	—	—	—	—	12,510	—	—	12,510
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,373)	(4,373)
Balance at September 30, 2021	—	—	—	—	—	—	—	—	—	71,827,317	$7	$412,985	$(3,295)	$(130,135)	$279,562

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands USD)

	For nine months ended
	September 30, 2021
	As previously reported	Income tax adjustments	Indirect tax adjustments	Other adjustments	Revised
Cash flows from operating activities
Net loss	$(12,474)	$(702)	$(342)	$944	$(12,574)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	37,947	—	—	(63)	37,884
Amortization of deferred financing costs	1,569	—	—	—	1,569
Deferred income taxes	(8,197)	293	—	463	(7,441)
Non-cash foreign currency loss (gain)	(163)	—	—	—	(163)
Stock-based compensation	4,564	—	—	—	4,564
Provision for doubtful accounts	117	—	—	—	117
Change in fair value of warrant liability	(5,281)	—	—	—	(5,281)
Change in operating assets and liabilities, net of operating assets and liabilities acquired:
Accounts receivable	(12,792)	—	—	(164)	(12,956)
Inventories	(6,461)	—	—	—	(6,461)
Prepaid expenses and other current assets	(5,054)	—	—	(51)	(5,105)
Accounts payable and accrued liabilities	(2,366)	409	342	(749)	(2,364)
Deferred revenue	(911)	—	—	—	(911)
Income taxes payable	63	—	—	(380)	(317)
Net cash used in operating activities	$(9,439)	$—	$—	$—	$(9,439)
Net cash used in investing activities	$(9,782)	$—	$—	$—	$(9,782)
Net cash provided by financing activities	$81,772	$—	$—	$—	$81,772
Effect of exchange rate change on cash	(188)				(188)
Change in cash and restricted cash	62,363	—	—	—	62,363
Cash and restricted cash, beginning of period	$10,693	—	—	—	$10,693
Cash and restricted cash, end of period	$73,056	$—	$—	$—	$73,056

NOTE 18 – GEOGRAPHIC AREA INFORMATION

No sales to an individual country other than the United States accounted for more than 10% of revenue for fiscal years 2022 and 2021. Revenue classified by the major geographic areas in which our customers were located and long-lived assets classified where held:

	Net Sales		Long Lived Assets*
	December 31		December 31
(in Thousands, USD)	2022	2021	2022	2021
United States	$211,599	$187,392	$152,361	$141,511
Other Countries	56,848	61,043	62,062	73,279
Total	$268,447	$248,435	$214,423	$214,790

*For 2022, Long Lived Assets includes property and equipment, net, intangible assets, net and operating leases -right of use assets. For 2021, Long Lived Assets includes property and equipment net, intangible assets, net.

NOTE 19 – SUBSEQUENT EVENTS
The Company has completed an evaluation of all subsequent events through April 7, 2023, to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements. Except as described below, the Company has concluded that no subsequent event has occurred that requires disclosure.

As of March 26, 2023, KORE entered into an agreement to acquire Twilio's IoT business unit for ten million shares of KORE common stock to be issued to Twilio. This acquisition expands KORE's existing Deploy, Manage, and Scale capabilities by adding Build services to our one-stop-shop and, importantly, bolsters KORE's global, independent IoT Connectivity leadership position. Completion of the acquisition transaction is subject to customary closing conditions and is expected to close in the late second quarter of 2023.

Financial Statement Schedule
(In thousands USD, except share and per share amounts)
SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION
The following presents condensed parent company only financial information of KORE Group Holdings, Inc.
Condensed Balance Sheet (in thousands USD)

	December 31, 2022	December 31, 2021
Assets
Non-current assets
Investment in subsidiaries	$192,549	$256,725
Total non-current assets	192,549	256,725
Total assets	$192,549	$256,725
Liabilities and stockholders’ equity
Long-term liabilities
Warrant liability	33	286
Total liabilities	$33	$286
Stockholders’ equity
Common stock, voting; par value $0.0001 per share; 315,000,000 shares authorized, 76,292,241 and 72,027,743 shares issued and outstanding at December 31, 2022, and December 31, 2021	8	7
Additional paid-in capital	435,293	401,690
Accumulated other comprehensive loss	(6,390)	(3,463)
Accumulated deficit	(236,394)	(141,795)
Total stockholders’ equity	$192,517	$256,439
Total liabilities and stockholders’ equity	$192,550	$256,725

Condensed Statements of Loss and Comprehensive Loss (in thousands USD)

For the years ended	December 31, 2022	December 31, 2021
Equity in net loss of unconsolidated subsidiaries	$(94,759)	$(29,892)
Change in fair value of warrant liability	(254)	(5,267)
Loss before income taxes	(94,505)	(24,625)
Net loss	$(94,505)	$(24,625)
Other comprehensive loss:
Foreign currency translation adjustment	(2,927)	(1,987)
Comprehensive loss	$(97,432)	$(26,612)

Condensed Statements of Cash Flows (in thousands USD)

For the years ended	December 31, 2022	December 31, 2021
Cash flows from operating activities
Net loss	$(94,505)	$(24,625)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in net loss of unconsolidated subsidiaries	94,759	29,892
Change in fair value of warrant liability	(254)	(5,267)
Cash provided by operating activities	$—	$—
Cash flows from investing activities
Distribution from subsidiary	—	5,947
Cash provided by investing activities	$—	$5,947
Issuance of common stock, net of transaction costs	—	223,968
Settlement of preferred stock	—	(229,915)
Cash used in financing activities	$—	$(5,947)
Effect of exchange rate change on cash and restricted	—	—
Change in cash and restricted cash	—	—
Cash and restricted cash, beginning of year	—	—
Cash and restricted cash, end of year	$—	$—
Non-cash investing and financing activities:
Fair value of KORE common stock issued pursuant to acquisition	$23,295	$—
Share-based payment awards issued to employees of subsidiaries	10,296	1,839

(i)Basis of presentation and business combination
On March 12, 2021, Maple Holdings Inc. (“Maple” or “pre-combination KORE”) entered into a definitive merger agreement (the “Business Combination”) with Cerberus Telecom Acquisition Corp. (NYSE: CTAC) (“CTAC”). On September 29, 2021, CTAC held a special meeting, at which CTAC’s shareholders voted to approve the proposals outlined in the proxy statement filed by CTAC with the Securities Exchange Commission (the “SEC”) on August 13, 2021, including, among other things, the adoption of the Business Combination and approval of the other transactions contemplated by the merger agreement. On September 30, 2021 (the “Closing Date”), as contemplated by the merger agreement, (i) CTAC merged with and into King LLC Merger Sub, LLC (“LLC Merger Sub”) (the “Pubco Merger”), with LLC Merger Sub being the surviving entity of the Pubco Merger and King Pubco, Inc. (“Pubco”) as parent of the surviving entity, (ii) immediately prior to the First Merger (as defined below), Cerberus Telecom Acquisition Holdings, LLC (the “Sponsor”) contributed 100% of its equity interests in King Corp Merger Sub, Inc. (“Corp Merger Sub”) to Pubco (the “Corp Merger Sub Contribution”), as a result of which Corp Merger Sub became a wholly owned subsidiary of Pubco, (iii) following the Corp Merger Sub Contribution, Corp Merger Sub merged with and into Maple (the “First Merger”), with Maple being the surviving corporation of the First Merger, and (iv) immediately following the First Merger and as part of the same overall transaction as the First Merger, Maple merged with and into LLC Merger Sub (the “Second Merger” and, together with the First Merger, being collectively referred to as the “Mergers” and, together with the other transactions contemplated by the merger agreement, the “Transactions” and the closing of the Transactions, the Business Combination), with LLC Merger Sub being the surviving entity of the Second Merger and Pubco being the sole member of LLC Merger Sub. In connection with the Business Combination, Pubco changed its name to “KORE Group Holdings, Inc.” (the “Company”). The combined Company remained listed on the NYSE under the new ticker symbol “KORE.”
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
•in comparison with CTAC, pre-combination KORE has significantly more revenues and total assets and a larger net loss; and
•the operations of pre-combination KORE comprise the ongoing operations of the Company, and the Company assumed pre-Combination KORE’s headquarters.
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
As of December 31, 2022, the Company has no purchase commitment, capital commitment and operating lease commitments. The Company is the guarantor of indebtedness for certain of its subsidiaries.
(ii)Restricted Net Assets
Schedule I of Rule 5-04 of Regulation S-X requires the condensed financial information of a registrant to be filed when the restricted net assets of the registrant’s subsidiaries exceed 25 percent of the registrant’s consolidated net assets as of the end of the most recently completed fiscal year. For purposes of this test, restricted net assets of the consolidated subsidiaries means the amount of the registrant’s proportionate share of net assets of the consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (e.g., lender, regulatory agency, foreign government).
The parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s subsidiaries exceed 25% of the Company’s consolidated net assets. The Company is a holding company that conducts substantially all its business operations through its subsidiaries. The Company’s ability to pay dividends on the Company’s common stock is limited by restrictions on the ability of the Company and its subsidiaries to pay dividends or make distributions under the terms of agreements governing the indebtedness of the Company’s subsidiaries. Subject to the full terms and conditions under the agreements governing its indebtedness, the Company and its subsidiaries may be permitted to make dividends and distributions under such agreements if there is no event of default and certain pro-forma financial ratios (as defined by such agreements) are met.

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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in rules 13a-15(f) and 15d(f) under the exchange act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles (US GAAP). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

In accordance with guidance issued by the SEC, companies are permitted to exclude recently acquired businesses from the scope of their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Accordingly, we have excluded the acquisition of Business Mobility Partners, Inc. (BMP) from the evaluation of the Company’s internal control over financial reporting as of December 31, 2022. BMP’s total assets, and total revenue constituted approximately 11% and 17% of the Company’s total assets and total revenues, respectively, as of and for the year ended December 31, 2022.
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the treadway Commission (2013 framework). Based on the results of this assessment, the Company’s management concluded that internal control over financial reporting was not effective as of December 31, 2022, due to the material weaknesses listed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported, the following material weaknesses in internal controls over financial reporting continued to exist as of December 31,2022:

•Entity-Level Controls – Management did not maintain appropriately design entity-level controls impacting the (1) control environment, (2) risk assessment procedures, including those related to fraud, and (3) monitoring activities to prevent or detect material misstatements to the financial statements and assess whether the components of internal control were present and functioning. These deficiencies were primarily attributed to an insufficient number of qualified personnel and resources, improper segregation of duties, and lack of formalized policies, procedures, and related controls to support and provide proper oversight and accountability over the performance of controls.

•Financial Close Process – Management did not design and maintain effective control activities over certain routine aspects of financial reporting. Specifically, management did not design and maintain effective controls over the financial reporting process, including (i) management review controls over key disclosures and financial statement support schedules, (ii) the monthly financial close process, including the review of journal entries, account reconciliations, and analysis of recorded balances, (iii) the completeness and accuracy of information used by control owners in the operation of certain controls, and (iv) retention of sufficient appropriate evidence to support the operation of control activities such as non routine and complex transactions.

•Procure to Pay Process – Management did not design and maintain effective controls over the procure to pay cycle. Specifically, management did not implement requirements over the approval of purchase orders and subsequent general ledger account coding to ensure payments are properly and timely approved, paid and recorded in the general ledger.

•Information Technology General Controls – Management did not design and maintain effective general controls over information systems that support the financial reporting process. Specifically, management did not design and maintain effective (i) program change management and program development controls for financial systems, including master databases, relevant to our financial reporting, (ii) logical user access controls to ensure appropriate segregation of duties and adequate restrictions of users, including those with privileged access, and (iii) controls related to critical data interfaces, data backups, and restorations.
Management also identified the following additional material weaknesses:

•Subsidiary Operation – Management did not design and implement internal controls in a subsidiary operation related to its procure to pay, inventory and production management, order to cash business cycles and related financial reporting systems.

•Order to Cash Process – Management did not design and maintain effective controls to support proper revenue recognition. Specifically, management did not have effective controls over (i) new customer master data setup and validation procedures in the ERP and contract management systems, including the timely and accurate updating of the most recent contract terms, (ii) review and approval of sales orders for the correct pricing and contract terms and conditions, (iii) evidence of delivery in accordance with incoterms, (iv) review of revenue contracts for proper revenue recognition, and (v) manual customer invoice processes.

•Taxation Process – Management did not design and maintain effective controls over the identification and monitoring of changes to tax positions in foreign tax jurisdictions to ensure the Company records its income tax expense and indirect tax obligations correctly. This material weakness resulted in a revision to preciously reported financial information as disclosed in the Notes to our Consolidated Financial Statements.
As a result of the material weaknesses described above, management has concluded that, as of December 31, 2022, our internal control over financial reporting was ineffective.

Remediation Activities

The Company has invested considerable time and resources in improving the design and implementation of internal controls over financial reporting. We have engaged an external firm to assist management with the remediation of activities pertaining to the documentation, design and implementation of our business process and IT general controls.

We have enhanced the design of existing controls and implemented new controls; however, these controls have only recently been put into operation. To assess if the internal controls have been remediated, they need to operate and be evaluated over a prolonged period. As such, we have not fully remediated the material weaknesses identified above as of December 31, 2022.
The progress we have made can be summarized as follows:

•We strengthened the control environment by enhancing our corporate policies and procedures including revisions to the codes of conduct for employees and third-party vendors; establishing whistleblower policies and procedures; and recently implemented delegations of authority policy.
•We hired additional qualified accounting and finance personnel to improve and segregate key functions within our financial and information technology processes supporting our internal control over financial reporting and to provide appropriate oversight and accountability over the performance of our internal controls.
•We developed a framework to identify risks of material misstatement to our consolidated financial statements, including the risk due to fraud, and made progress towards reviewing existing controls and designing appropriate controls to mitigate those risks.
•We have documented and performed walkthroughs of our significant processes to identify the risks of material misstatement.
•We recently implemented certain new controls and re-designed and enhanced existing controls in the financial close, procure-to-pay, and inventory business cycles as part of our SOX program efforts to drive accountability and efficiency.

•We established an Internal Audit department to function as a monitoring portion of our system of quality controls and to review and make recommendations on designing the internal controls over financial reporting.
•We expanded specialist involvement in complex and technical areas of accounting, valuation and new accounting standards adoption.
•We recently established IT policies, standard operating procedures and training including controls over change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing, supported by standard operating procedures to govern systems supporting all the Company’s internal control processes. Our main focus in 2022 was to address segregation of duties and improved user access rights in the company’s ERP system.
•We communicate progress towards remediation of material weaknesses to the Audit Committee on a quarterly basis to provide transparency and accountability towards timely remediation.
Planned Remediation Activities
We expect to continue our remediation activities in 2023, including:
•Hiring of qualified personnel company-wide to support our internal controls over financial reporting to achieve an appropriate balance of internal and outsourced resources.
•Formalization of role and review responsibilities to achieve proper segregation of incompatible duties, including embedding these controls in our IT systems that support financial reporting.
•Implementation of certain new controls and enhancement of existing controls in the financial close, procure-to-pay, inventory and order to cash business cycles.
•Provide training on accounting policy, GAAP, and internal control to all relevant departments to instill and embed competencies for oversight and accountability for internal controls.
•Continue designing and implementing new financial reporting systems and automated invoicing solutions to consolidate and replace legacy systems and establish effective general controls over these systems to ensure that our automated process level controls and information produced and maintained in our IT systems is relevant and reliable. We also plan to automate the balance sheet reconciliation processes and analysis.
•Establish a comprehensive ERM ("Enterprise Risk Management") framework to consolidate and improve risk reporting so we can identify key risks that may affect the organization, quantify and manage them better, and implement the proper controls to eliminate or reduce the threat.
•Additional tax expertise to prepare and review the Company’s income tax provisions and indirect tax obligations recognized in the Company’s ERP systems, specifically in foreign jurisdictions.
The Company believes these actions will be effective in remediating the deficiencies described above. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address the deficiencies or determine to modify the remediation plan described above. Until the remediation steps set forth above are fully implemented and operating for a sufficient period of time, the material weaknesses described above will continue to exist.
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

In addition, our internal control over financial reporting is not subject to attestation by our independent registered public accounting firm under Section 404(b) of Sarbanes- Oxley Act of 2002 as long as we maintain our Emerging Growth Company status.

Changes in internal controls
During the quarter ended December 31, 2022, except for the changes discussed above related to remediation of material weaknesses, there have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information appearing in our Proxy Statement to be filed by April 30, 2023 (the “Proxy Statement”) under the captions “2022 Directors, Executive Officers and Corporate Governance,” is incorporated by reference herein.
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
ITEM 11.    EXECUTIVE COMPENSATION
Information appearing in our Proxy Statement to be filed by May 1, 2023 (the “Proxy Statement”) under the captions “2022 Director Compensation Table” and “Executive Compensation” is incorporated by reference herein.
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

10.10	KORE Group Holdings, Inc. 2021 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement filed on Form S-8 on January 4, 2022)

10.11
Employment Agreement by and between Mr. Romil Bahl and the Company, dated November 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2021).

10.12
Separation Agreement, dated January 3, 2022, by and among Puneet Pamnani, the Company and KORE Wireless Group Inc.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7,2022).

10.13
Business Combination Agreement, by and between Kore Group Holdings, INC., BMP Simon Holdings, LLC, BMP Merger Sub I, Inc., BMP Merger Sub II, Inc., Business Mobility Partners Inc., Simon IOT LLC, and each of Jared Deith, Steven Daneshgar, David Isler, Stuart Lowenstein and Aaron Slonim, dated February 16, 2022 (incorporated by reference to Exhibit

10.14
Employment Agreement by and between Jack W. Kennedy Jr., the Company and KORE Wireless, dated March 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16,2022)).

10.15
Amended and Restated Employment Agreement by and between Bryan Lubel, the Company and KORE Wireless, dated March 15, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March

10.16
Amended and Restated Employment Agreement by and between Tushar K. Sachdev, the Company and KORE Wireless, dated March 15, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on

10.17
Employment Agreement by and among Paul Holtz, the Company and KORE Canada, dated April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2022).

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
Date: April 7, 2023

KORE GROUP HOLDINGS, INC.

By:	/s/ Romil Bahl
Romil Bahl
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Romil Bahl	President, Chief Executive Officer and Director	April 7, 2023
Romil Bahl	(Principal Executive Officer)

/s/ Paul Holtz	EVP, Chief Financial Officer and Treasurer	April 7, 2023
Paul Holtz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Cheemin Bo-Linn	Director	April 7, 2023
Cheemin Bo-Linn

/s/ Timothy Donahue	Director	April 7, 2023
Timothy Donahue

/s/ H. Paulett Eberhart	Director	April 7, 2023
H. Paulett Eberhart

/s/ James Geisler	Director	April 7, 2023
James Geisler

/s/ Robert P. MacInnis	Director	April 7, 2023
Robert P. MacInnis

/s/ Mark Neporent	Director	April 7, 2023
Mark Neporent

/s/ Michael K. Palmer	Director	April 7, 2023
Michael K. Palmer

/s/ Tomer Yosef-Or	Director	April 7, 2023
Tomer Yosef-Or