Form 10-Q
period 2023-03-31
KORE Group Holdings, Inc.
filed 2023-05-09
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, there were 76,538,821 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only current expectations and predictions. The Company has based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
KORE Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands USD, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash	$30,600	$34,645
Accounts receivable, net	48,055	44,538
Inventories, net	8,774	10,051
Income taxes receivable	424	502
Prepaid expenses and other current assets	12,625	13,484
Total current assets	100,478	103,220
Non-current assets
Restricted cash	361	362
Property and equipment, net	12,137	11,899
Intangibles assets, net	183,252	192,504
Goodwill	369,870	369,706
Operating lease right-of-use assets	9,501	10,019
Deferred tax assets	54	55
Other long-term assets	876	971
Total assets	$676,529	$688,736
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$23,264	$17,835
Accrued liabilities	15,850	15,793
Current portion of operating lease liabilities	1,649	1,811
Income taxes payable	1,212	207
Deferred revenue	7,732	7,817
Current portion of long-term debt and other borrowings, net	5,370	5,345
Total current liabilities	55,077	48,808
Non-current liabilities
Deferred tax liabilities	23,272	25,248
Warrant liability	30	33
Non-current portion of operating lease liabilities	8,961	9,275
Long-term debt and other borrowings, net	413,090	413,910
Other long-term liabilities	11,404	10,790
Total liabilities	$511,834	$508,064
Stockholders’ equity
Common stock, voting; par value $0.0001 per share; 315,000,000 shares authorized, 76,552,595 and 76,292,241 shares issued and outstanding at March 31, 2023, and December 31, 2022, respectively	$8	$8
Additional paid-in capital	437,677	435,292
Accumulated other comprehensive loss	(6,262)	(6,390)
Accumulated deficit	(266,728)	(248,238)
Total stockholders’ equity	164,695	180,672
Total liabilities and stockholders’ equity	$676,529	$688,736

See accompanying notes to the unaudited consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands USD, except share and per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenue
Services	$47,550	$47,543
Products	18,425	21,435
Total revenue	65,975	68,978
Cost of revenue
Cost of services	16,543	17,550
Cost of products	13,774	17,723
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	30,317	35,273
Operating expenses
Selling, general and administrative	30,200	27,717
Depreciation and amortization	14,125	13,175
Total operating expenses	44,325	40,892
Operating loss	(8,667)	(7,187)
Interest expense, including amortization of deferred financing costs, net	10,195	6,624
Change in fair value of warrant liability	(3)	(27)
Loss before income taxes	(18,859)	(13,784)
Income tax benefit	(369)	(2,212)
Net loss	$(18,490)	$(11,572)
Loss per share:
Basic	$(0.24)	$(0.16)
Diluted	$(0.24)	$(0.16)
Weighted average number of shares outstanding:
Basic	76,524,735	74,040,261
Diluted	76,524,735	74,040,261

See accompanying notes to the unaudited consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands USD)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(18,490)	$(11,572)
Other comprehensive loss:
Foreign currency translation adjustment	128	(123)
Comprehensive loss	$(18,362)	$(11,695)

See accompanying notes to the unaudited consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands USD, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2022	76,292,241	$8	$435,292	$(6,390)	$(248,238)	$180,672
Foreign currency translation adjustment	—	—	—	128	—	128
Stock-based compensation	—	—	2,570	—	—	2,570
Vesting of restricted stock units	395,067	—	—	—	—	—
Shares withheld related to net share settlement	(134,713)	—	(185)	—	—	(185)
Net loss	—	—	—	—	(18,490)	(18,490)
Balance at March 31, 2023	76,552,595	$8	$437,677	$(6,262)	$(266,728)	$164,695

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2021	72,027,743	7	401,702	(3,463)	(142,038)	256,208
Foreign currency translation adjustment	—	—	—	(123)	—	(123)
Stock-based compensation	—	—	2,050	—	—	2,050
Common stock issued pursuant to acquisition	4,212,246	1	23,294	—	—	23,295
Net loss	—	—	—	—	(11,572)	(11,572)
Balance at March 31, 2022	76,239,989	$8	$427,046	$(3,586)	$(153,610)	$269,858
See accompanying notes to the unaudited consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands USD)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(18,490)	$(11,572)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	14,125	13,175
Amortization of deferred financing costs	625	587
Non-cash reduction to the operating lease right-of-use assets	539	587
Deferred income taxes	(1,994)	(3,296)
Non-cash foreign currency loss (gain)	(395)	(3)
Stock-based compensation	2,570	2,050
Allowance for credit losses	(129)	55
Change in fair value of warrant liability	(3)	(27)
Change in operating assets and liabilities, net of operating assets and liabilities acquired:
Accounts receivable	(3,227)	(2,635)
Inventories	1,302	4,994
Prepaid expenses and other current assets	926	1,591
Accounts payable and accrued liabilities	5,589	(8,511)
Deferred revenue	(108)	132
Income taxes payable	1,079	(213)
Operating lease liabilities	(496)	(894)
Net cash provided by (used in) operating activities	$1,912	$(3,980)
Cash flows used in investing activities
Additions to intangible assets	(3,814)	(2,790)
Additions to property and equipment	(1,025)	(635)
Payments for acquisitions, net of cash acquired	—	(45,078)
Net cash used in investing activities	$(4,839)	$(48,503)
Cash flows from financing activities
Repayment of term loan	(788)	(788)
Repayment of other borrowings—notes payable	(536)	(118)
Equity financing fees	—	(126)
Payment of deferred financing costs	—	(452)
Payment of financing lease obligations	—	(66)
Net cash used in financing activities	$(1,324)	$(1,550)
Effect of exchange rate changes on cash	202	(26)
Change in cash and restricted cash	(4,049)	(54,059)
Cash and restricted cash, beginning of period	35,007	86,343
Cash and restricted cash, end of period	$30,961	$32,284
Supplemental cash flow information:
Interest paid	$11,357	$7,717
Income taxes paid	45	317
Non-cash investing and financing activities:
Fair value of KORE common stock issued pursuant to acquisitions	—	23,295
ASU 2020-06 Adoption	—	15,163
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities upon the adoption of ASC 842	—	9,604
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	—	420

See accompanying notes to the unaudited consolidated financial statements

KORE Group Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
(In thousands USD, except share and per share amounts)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
KORE Group Holdings, Inc. and its Subsidiaries (“the Company”) use the same accounting policies in preparing quarterly and annual financial statements. Therefore, these consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full year 2023 or any future period.
Recently Adopted Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board ("FASB"). ASUs not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company's consolidated financial statements. The following ASUs have been adopted by the Company since the Company’s last Annual Report on Form 10-K.
ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments
The Company adopted ASU 2016-13, on January 1, 2023, utilizing the modified retrospective method. The adoption of ASU 2016-13 modified the measurement of expected credit losses on certain financial instruments such as trade receivables that result from revenue transactions within the scope of ASC 606. The Company adopted ASU 2016-13 utilizing the loss rate method which considers historical loss rates, adjusted for current conditions, and reasonable and supportable forecasts to its trade receivable balances. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.
ASU 2022-04, Liabilities—Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations
The Company adopted ASU 2022-04, on January 1, 2023, except for the annual roll forward requirement which is effective for fiscal years beginning after December 15, 2023. The standard requires entities that use supplier finance programs to disclose the key terms, including a description of payment terms, the confirmed amount outstanding under the program at the end of each reporting period, a description of where those obligations are presented on the balance sheet, and an annual roll forward, including the amount of obligations confirmed and the amount paid during the period. The guidance does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. See Note 5 for details of the program under the Premium Finance Agreement.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued by the FASB. ASUs not listed here were assessed and determined to be either not applicable or are not expected to have a material impact on the Company's consolidated financial statements.
NOTE 2 – REVENUE
Contract Balances
Deferred revenue primarily relates to revenue that is recognized over time for IoT Connectivity monthly recurring charges, the changes in the balance of which are related to the satisfaction or partial satisfaction of these contracts. The balance also contains a deferral for goods that are in transit at the period end for which control transfers to the customer upon delivery. The deferred revenue balance as of December 31, 2022, was recognized as revenue during the three months ended March 31, 2023.

Disaggregated Revenue Information
The Company has presented the disaggregated disclosures below which are useful to understand the composition of the Company’s revenue during the respective reporting periods shown below:

	Three Months Ended
(In thousands, USD)	March 31,
	2023	2022
IoT Connectivity*	$43,244	$43,053
Hardware Sales	16,444	19,012
Hardware Sales—bill-and-hold	2,197	2,422
Deployment services, professional services, referral services and other	4,090	4,491
Total	$65,975	$68,978
*Includes connectivity-related revenues from IoT Connectivity services and IoT Solutions services
Significant Customer
The Company has one customer representing 13.3% and 17.8% of the Company’s total revenue for the three months ended March 31, 2023, and March 31, 2022, respectively.
NOTE 3 – ACQUISITIONS
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
The transaction was funded by available cash and the issuance of the Company’s shares. Transaction costs for legal consulting, accounting, and other related costs incurred in connection with the acquisition of the Acquired Companies were $1.7 million. Included in the three months ended March 31, 2022, were $1.4 million of transaction costs, which were included in selling, general and administrative expenses in the Company's consolidated statement of operations.
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
The BMP Business Combination Agreement contains customary indemnification terms. Under the BMP Business Combination Agreement, approximately $3.45 million of the cash purchase price was paid at closing and is to be held in escrow, for a maximum of 18 months from the closing date, to guarantee the performance of general representations and warranties regarding closing amounts and to indemnify the Company against any future claims. During the third quarter of 2022, $0.6 million of the $3.45 million was paid to the seller from the escrow account which did not result in any adjustments to the purchase price. The financial results of the Acquired Companies are included in the Company’s consolidated statements of operations from the date of acquisition.
Unaudited pro forma information
Had the acquisition of the Acquired Companies been completed on January 1, 2021, total revenue would have been $74.7 million, and the net loss would have been $9.9 million for the three months ended March 31, 2022.
This unaudited pro forma financial information is not necessarily indicative of what the operating results actually would have been if the acquisition had taken place on January 1, 2022, nor is it indicative of future operating results. The pro forma amounts include the historical operating results of the Company prior to the acquisition, with adjustments factually supportable and directly attributable to the acquisition, primarily related to transaction costs and the amortization of intangible assets.
The pro forma net loss for the three months ended March 31, 2022, reflects a non-recurring adjustment to exclude acquisition-related costs of $1.4 million.
Pending acquisition
On March 26, 2023, the Company entered into an agreement to acquire Twilio's IoT business unit for 10 million shares of the Company's common stock, par value $0.0001. The agreement provides that if 10 million shares of the Company's common stock has an aggregate value in excess of $28 million based on the closing price of the Company's common stock on the business day immediately prior to the date of closing, the Company will issue to Twilio a number of shares of the Company's common stock having an aggregate value of $28 million based on the closing price of the Company's common stock on the business day immediately prior to the date of closing. Completion of the acquisition is subjected to customary closing conditions and is expected to close in the second quarter of 2023.
NOTE 4 – ACCOUNTS RECEIVABLE
The Company adopted ASU 2016-13 utilizing the loss rate method which considers historical loss rates, adjusted for current conditions, and reasonable and supportable forecasts to its trade receivable balances. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements. The following table shows the details of accounts receivable as of March 31, 2023, and December 31, 2022:

(In thousands, USD)	March 31, 2023	December 31, 2022
Accounts receivable	$48,483	$45,097
Allowance for credit losses	(428)	(559)
Accounts receivable, net	$48,055	$44,538
The Company requires third-party credit support in certain instances to limit credit risk. The Company generally does not require collateral from its customers.
NOTE 5 – PREMIUM FINANCE AGREEMENT
The Company entered into a Premium Finance Agreement (“Premium Agreement”) on August 3, 2022, to purchase two-year term directors and officers insurance policy. The Premium Agreement is for $3.6 million at a fixed rate of 4.6% per annum, amortized over twenty months. The Premium Agreement requires twenty fixed monthly principal and interest payments of $0.2 million from August 15, 2022, to March 15, 2024.
Included in the Current portion of long-term debt and other borrowings, net is the outstanding principal balance of $2.2 million and $2.8 million as of March 31, 2023, and December 31, 2022, respectively.

NOTE 6 – INCOME TAXES
The Company determines its estimated annual effective tax rate at the end of each interim period based on estimated pre-tax income (loss) and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income (loss) at the end of each interim period with certain adjustments. The tax effects of significant unusual or extraordinary items are reflected as discrete adjustments in the periods in which they occur. The Company’s estimated annual effective tax rate can change based on the mix of jurisdictional pre-tax income (loss) and other factors. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three months ended March 31, 2023, and 2022, the Company determined that its annual effective tax rate approach would provide for a reliable estimate and therefore used this method to calculate its tax provision.
The Company’s effective income tax rate was 2.0% and 16.0% for the three months ended March 31, 2023, and 2022, respectively. The effective income tax rate for the three months ended March 31, 2023, and 2022 differed from the federal statutory rate primarily due to the geographical mix of earnings and related foreign tax rate differential, permanent differences, and the valuation allowance maintained against certain deferred tax assets.
The Company’s income tax benefit was $0.4 million and $2.2 million for the three months ended March 31, 2023, and 2022, respectively. The change in the income tax benefit for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to changes in the jurisdictional mix of earnings and the impact of the valuation allowance maintained against certain deferred tax assets.
NOTE 7 – STOCK-BASED COMPENSATION
The following table summarizes Restricted Stock Units ("RSUs") activities during the reporting period shown below:

	Number of awards outstanding (in thousands)	Weighted- average grant date fair value (per share)	Aggregate intrinsic value (in thousands)
Unvested RSUs at December 31, 2022	5,515	$6.69	$34,191
Granted	4,230	1.72	7,297
Vested	(395)	6.78	(2,680)
Forfeited and canceled	(123)	6.97	(859)
Unvested RSUs at March 31, 2023	9,227	$5.54	$37,949
During the three months ended March 31, 2023, the Company granted 2.1 million RSUs that vest based on the passage of time and granted 2.1 million RSUs that vest based on the achievement of performance targets.
The following is a summary of the Company’s share-based compensation expense and income tax benefit related to the RSUs for the reporting periods shown below:

	Three Months Ended
	March 31,
(In thousands, USD)	2023	2022
Total Stock Compensation Expense	$2,570	$2,050
Income tax benefit related to share-based compensation expense	246	264
As of March 31, 2023, the total unrecognized compensation cost related to outstanding RSUs was $26.3 million, which the Company expects to recognize over a weighted average period of 2.2 years.

NOTE 8 – WARRANTS ON COMMON STOCK
Private Placement Warrants
The private placement warrants are measured quarterly at fair value (Level 1*) based on the closing price of KORE.WS. As of March 31, 2023, 272,779 private placement warrants remained outstanding with an aggregate value of $35.5 thousand based on the closing price of $0.13.
*Fair value estimates are based on quoted prices in active markets for identical assets or liabilities.
NOTE 9 – NET LOSS PER SHARE
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the periods ended:

	Three Months Ended
	March 31,
(In thousands, USD, except share and per share amounts)	2023	2022
Numerator:
Net loss	$(18,490)	$(11,572)
Denominator:
Weighted average common shares outstanding
Basic (in number)	76,524,735	74,040,261
Diluted (in number)	76,524,735	74,040,261
Net loss per unit
Basic	$(0.24)	$(0.16)
Diluted	$(0.24)	$(0.16)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended
(Number of shares)	March 31,
	2023	2022
Common stock issued under the Backstop Agreement	9,600,031	9,600,031
Restricted stock grants with only service conditions	4,529,117	3,108,277
Private placement warrants	272,779	272,779

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
KORE’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of KORE Group Holdings, Inc. should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and unaudited interim consolidated financial statements as of and for the three months ended March 31, 2023, together with related notes thereto. This discussion may contain forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” on the Annual Report on Form 10-K for the period ending December 31, 2022. Unless the context otherwise requires, all references in this section to “the Company” “KORE,” “us,” “our” or “we” refer to KORE Group Holdings, Inc.
Overview
•First quarter 2023 revenue of $66.0 million declined 4.4% year-over-year. On a sequential basis, revenue increased 5.7% from the fourth quarter of 2022 and was slightly ahead of our expectations primarily due to stronger-than-expected growth in the connected health vertical and sequential growth of 19.7% in IoT Solutions revenue.
•Gross margin in the first quarter of 2023 increased over 500 basis points to 54.0% versus 48.9% in the first quarter of 2022 and was up slightly on a sequential basis from the fourth quarter of 2022 due to improved carrier optimization, the absence of LTE transition project revenue from our largest customer, and a lower mix of hardware sales.
•KORE’s sales funnel, which KORE defines as opportunities the KORE sales team is actively pursuing, included over 1,400 opportunities with an estimated potential Total Contract Value (TCV) of over $500 million.
•KORE’s eSIM solution, OmniSIM™ SAFE was selected as a winner of the M2M Product of the Year by IoT Breakthrough. OmniSIM™ SAFE pairs the global zero-touch provisioning capabilities of eSIM with industry standard security design, allowing for device level security to meet the challenge of international, carrier agnostic, secure connectivity for IoT use cases.
•On March 26, 2023, KORE entered into an agreement to acquire Twilio's IoT business unit for 10 million shares of KORE common stock to be issued to Twilio. This acquisition expands KORE's existing Deploy, Manage, and Scale capabilities by adding Build services to our one-stop shop and, importantly, bolsters KORE's global, independent IoT Connectivity leadership position. Completion of the acquisition transaction is subject to customary closing conditions and is expected to close in the late second quarter of 2023.
Impact of transitions of IoT connections from 2G/3G to LTE
In the United States, the major carriers completed the phase-out of their 2G and 3G networks by the end of 2022, which resulted in carriers migrating customers onto LTE platforms. The rate plans under these platforms are typically lower in price than legacy 2G and 3G rate plans. As a result, the phase-out of 2G and 3G resulted in lower revenue per unit and/or lower revenue for KORE.
Operating Segments
The Company has determined that we operate in a single operating and reportable segment, consistent with how our chief operating decision-maker allocates resources and assesses performance.
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
The revenue included in the current period excludes revenue from (i) customers that are non-go-forward customers, meaning customers that have either communicated to KORE before the last day of the current period their intention not to provide future business to KORE or customers that KORE has determined are transitioning away from KORE based on a sustained multi-year time period of declines in revenue and (ii) new customers that started generating revenue after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended March 31, 2023, we divide (i) revenue, for the trailing 12 months ended March 31, 2023, from go-forward customers that started generating revenue on or before March 31, 2022, by (ii) revenue, for the trailing 12 months ended March 31, 2022, from the same cohort of customers. For the purposes of calculating DBNER, if KORE acquires a company during the given period or the base period, then the revenue of a customer before the acquisition but during either the given period or the base period is included in the calculation. Further, it is often difficult to ascertain which customers should be deemed not to be go-forward customers for purposes of calculating DBNER. Customers are not required to give notice of their intention to transition off of the KORE platform, and a customer’s exit from the KORE platform can take months or longer, and total connections of any particular customer can at any time increase or decrease for any number of reasons, including pricing, customer satisfaction or product fit—accordingly, a decrease in total connections may not indicate that a customer is intending to exit the KORE platform, particularly if that decrease is not sustained over a period of several quarters. DBNER would be lower if it were calculated using revenue from non-go-forward customers.
KORE defines “Non-Core Customers” to be customers that management has judged to be lost as a result of the integration of Raco, Wyless and other acquisitions completed during the 2014-2017 period, but which continue to have some connections (and account for some revenue) each year with KORE. Non-Core Customers no longer existed as of December 31, 2022, with the substantial completion of the 2G and 3G network sunsets in the United States.
DBNER is used by management as a measure of growth at KORE’s existing customers (i.e., “same store” growth). It is not intended to capture the effect of either new customer wins or the declines from non-go-forward customers on KORE’s total revenue growth. This is because DBNER excludes new customers who started generating revenue after the base period and also excludes any customers who are non-go-forward customers on the last day of the current period. Revenue increases from new customer win, and a decline in revenue from non-go-forward customers are also important factors in assessing KORE’s revenue growth, but these factors are independent of DBNER.
TCV
Total Contract Value ("TCV") represents our estimated value of a revenue opportunity. TCV for an IoT Connectivity opportunity is calculated by multiplying by 40 months the estimated revenue expected to be generated during the 12th month of production. TCV for an IoT Solutions opportunity is either the actual total expected revenue opportunity, or if it is a longer-term "programmatically recurring revenue" program, calculated for the first 36 months of the delivery period.
As of March 31, 2023, our sales funnel, which we define as opportunities our sales team is actively pursuing, included over 1,400 opportunities with an estimated potential TCV of over $500 million.

Results of Operations for the three months ended March 31, 2023, and 2022
Revenue
The tables below present our revenue for the three months ended March 31, 2023, and 2022, respectively, together with the percentage of total revenue represented by each revenue category:

	Three months ended March 31,				Change
(In thousands, USD)	2023		2022		$	%
Services	$47,550	72%	$47,543	69%	$7	—%
Products	18,425	28%	21,435	31%	(3,010)	(14)%
Total Revenue	$65,975	100%	$68,978	100%	$(3,003)	(4)%

For the three months ended March 31, 2023, services revenue did not change significantly compared to the same period in fiscal 2022. The revenue increases were primarily due to organic growth in revenue from existing customers and the growth of their connected device base year-over-year. The increases in revenue were partially offset by the expected decline in revenue from Non-Core Customers, declines in deployment revenue, mainly from our largest customer’s one-time LTE transition project that concluded in early 2022, and overall price reductions to existing customers due to the migration of their 2G and 3G connections to LTE. These migrations were completed at the end of 2022.
For the three months ended March 31, 2023, products revenue decreased by $3.0 million compared to the same period in fiscal 2022. The decline in revenue was primarily from our largest customer and the conclusion of their one-time LTE transition project in early 2022.
The tables below present how management views our revenue for the three months ended March 31, 2023, and 2022, together with the percentage of total revenue represented by each revenue category:

	Three months ended March 31,				Change
(In thousands, USD)	2023		2022		$	%
IoT Connectivity	$43,545	66%	$44,135	64%	$(590)	(1)%
IoT Solutions	22,430	34%	24,843	36%	(2,413)	(10)%
Total Revenue	$65,975	100%	$68,978	100%	$(3,003)	(4)%

	Three months ended March 31,
	2023		2022
Period End Connections	15.1	million	15.3	million
Average Connections Count for the Period	15.1	million	15.1	million

For the three months ended March 31, 2023, IoT Connectivity revenue did not change significantly compared to the same period in fiscal 2022. The revenue decreased primarily due to the expected decline in revenue from Non-Core Customers and overall price reductions to existing customers due to the migration of their 2G and 3G connections to LTE, which was completed at the end of 2022. These declines in IoT Connectivity revenue were offset by organic growth from existing customers and the growth of their connected device base year-over-year.
For the three months ended March 31, 2023, IoT Solutions revenue decreased by $2.4 million compared to the same period in fiscal 2022. The decline in revenue was primarily from our largest customer and the conclusion of their one-time LTE transition project in early 2022.
KORE’s DBNER was 107% for the twelve months ended March 31, 2023, as compared to 122% for the twelve months ended March 31, 2022. The decrease was mainly due to a decline in revenue from our largest customer upon the conclusion of their LTE transition project. Excluding our largest customer, DBNER was 126% for the twelve months ended March 31, 2023, as compared to 114% for the twelve months ended March 31, 2022.

Costs of revenue, exclusive of depreciation and amortization
The table below represents our cost of revenue for the three months ended March 31, 2023, and March 31, 2022, respectively:

	Three months ended March 31,				Change
(In thousands, USD)	2023		2022		$	%
Services	$16,543	55%	$17,550	50%	$(1,007)	(6)%
Products	13,774	45%	17,723	50%	(3,949)	(22)%
Total cost of revenue	$30,317	100%	$35,273	100%	$(4,956)	(14)%

	Three months ended March 31,
Gross margin rate	2023	2022
Services	65%	63%
Products	25%	17%
Total gross margins	54%	49%
For the three months ended March 31, 2023, the cost of services decreased by $1.0 million compared to the same period in fiscal 2022. The decline in costs was primarily due to decreases in carrier costs from improved optimization and lower deployment costs from lower IoT Solutions volumes.
For the three months ended March 31, 2023, the cost of products decreased by $3.9 million compared to the same period in fiscal 2022. The decline was primarily due to lower volumes associated with the decline in IoT Solutions revenue.
The table below presents how management views our costs of revenue for the three months ended March 31, 2023, and 2022, exclusive of depreciation and amortization:

	Three months ended March 31,				Change
(In thousands, USD)	2023		2022		$	%
IoT Connectivity	$15,155	50%	$16,891	48%	$(1,736)	(10)%
IoT Solutions	15,162	50%	18,382	52%	(3,220)	(18)%
Total cost of revenue	$30,317	100%	$35,273	100%	$(4,956)	(14)%

	Three months ended March 31,
Gross margin rate	2023	2022
IoT Connectivity	65%	62%
IoT Solutions	32%	26%
Total gross margins	54%	49%
For the three months ended March 31, 2023, the cost of IoT Connectivity decreased by $1.7 million compared to the same period in fiscal 2022. The decline was primarily due to decreases in carrier costs from improved optimization.
For the three months ended March 31, 2023, the cost of IoT Solutions decreased by $3.2 million compared to the same period in fiscal 2022. The decline was primarily due to lower volumes associated with the decline in IoT Solutions revenue, which was mainly from our largest customer, and the completion of their one-time LTE transition project in early 2022.
Selling, general and administrative expenses

	Three months ended March 31,		Change
(In thousands, USD)	2023	2022	$	%
Selling, general, and administrative	30,200	$27,717	$2,483	9%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses.
The increase in SG&A expenses for the three months ended March 31, 2023, compared to the same period in fiscal 2022, was primarily driven by increases in headcount-related costs offset by savings in directors' and officers' insurance.
Depreciation and amortization

	Three months ended March 31,		Change
(In thousands, USD)	2023	2022	$	%
Depreciation and amortization	$14,125	$13,175	$950	7%

The increase in depreciation and amortization expense for the three months ended March 31, 2023, as compared to the same period in fiscal 2022 was mainly due to additions to property and equipment.
Other (income) expense

	Three months ended March 31,		Change
(In thousands, USD)	2023	2022	$	%
Interest expense, including amortization of deferred financing costs, net	$10,195	$6,624	$3,571	54%
Change in fair value of warrant liability	(3)	(27)	24	(90)%
Total other expense	$10,192	$6,597	$3,595	54%

The increase in other expense for the three months ended March 31, 2023, compared to the same period in fiscal 2022, was due to an increase in interest expenses due to higher interest rates, partially offset by a reduction in the gain on the private placement warrants.
Income taxes

	Three months ended March 31,		Change
(In thousands, USD)	2023	2022	$	%
Income tax benefit	$(369)	$(2,212)	$1,843	(83)%

The decrease in income tax benefit for the three months ended March 31, 2023, compared to the same period in fiscal 2022, was primarily due to changes in the jurisdictional mix of earnings and the impact of the valuation allowance maintained against certain deferred tax assets.
Liquidity and Capital Resources
Overview
Our liquidity requirements arise from our working capital needs, our obligations to make scheduled payments of interest and principal on our indebtedness, and our need to fund capital expenditures to support our current operations and to facilitate growth and expansion. The Company has financed operations and expansion with a combination of debt and equity.

At March 31, 2023, we had total equity of $164.7 million, net of an accumulated deficit of $266.7 million. Our primary sources of liquidity consist of cash totaling $30.6 million and a revolving credit facility of $30.0 million of which the full $30.0 million was available for use for working capital and general business purposes. The Company believes this will be sufficient to provide working capital, make interest payments and make capital expenditures to support operations and facilitate growth and expansion for the next twelve months.
Cash Flows
Cash flows from operating activities
Net cash provided by operating activities in the three months ended March 31, 2023, improved primarily from changes in working capital driven by impacts from decreased inventory and increases in accounts payable and accrued liabilities due to the timing of payments.
Cash flows used in investing activities
Cash used in investing activities for the three months ended March 31, 2023, was primarily for investments in capital expenditures related to technology equipment, software licenses, and internally developed software.
Cash flows used in financing activities
Cash used in financing activities in the three months ended March 31, 2023, was primarily for loan principal repayments for the term loan and the Premium Financing Agreement.
Future Liquidity and Capital Resource Requirements
As of March 31, 2023, the Company has $21.2 million in purchase commitments for the remainder of the 2023 fiscal year. Additionally, as of March 31, 2023, the Company has $2.4 million of scheduled principal payments relating to the UBS term loan for the remainder of the 2023 fiscal year.
As of March 31, 2023, the Company has $30.0 million in purchase commitments for the fiscal years 2024 through 2027. The Company also has scheduled principal payments relating to the UBS term loan of $2.4 million for the first three quarters of the fiscal year 2024, with all outstanding principal due on December 24, 2024. Further, the Company has semi-annual interest payments due on $120.0 million related to the Backstop Notes. All outstanding principal on the Backstop Notes is due in full in September 2028.
Our available cash, together with our cash from the results of operations and revolving credit facility are expected to be sufficient to meet our operating expenses, debt service payments, capital requirements and other obligations for at least the next 12 months. However, to increase available liquidity or to fund acquisitions or other strategic activities, we may seek additional financing. The Company has no commitments for any additional financing and has no lines of credit or similar sources of financing, other than the borrowings available under the Credit Facilities, and the Bank Overdraft Facility. The Company cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends, raise future capital and make acquisitions. If we are unable to obtain additional needed financing, it may prohibit us from refinancing existing indebtedness and making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our business. The Company may need additional capital to fund future mergers & acquisitions.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods shown:

	Three months ended March 31,
(In thousands, USD)	2023	2022
Net loss	$(18,490)	$(11,572)
Income tax benefit	(369)	(2,212)
Interest expense	10,195	6,624
Depreciation and amortization	14,125	13,175
EBITDA	5,461	6,015
Change in Fair value of warrant liability (non-cash)	(3)	(27)
Transformation expenses	1,864	1,565
Acquisition and integration-related restructuring costs	3,207	5,293
Stock-based compensation (non-cash)	2,570	2,050
Foreign currency loss (non-cash)	112	(3)
Other	117	395
Adjusted EBITDA	$13,328	$15,288
Transformation expenses are related to the implementation of our strategic transformation plan, which includes the costs of a re-write of our core technology platform, expenses incurred to design certain new IoT Solutions, and “go-to-market” capabilities. These expenses are expected to be completed in 2023.
Acquisition and integration-related restructuring costs for the three months ended March 31, 2023, and 2022 are costs associated with legal, accounting diligence, quality of earnings, valuation, and search expenses related to an acquisition or acquisitions. In 2022, they included the BMP Acquisition and in 2023, they included the potential acquisition of Twilio's IoT business unit. In addition to the costs associated with the acquisitions are costs related to the integration of these acquisitions. They include but are not restricted to professional service costs related to ERP and related systems integrations and migrations, data migration, and finance process integrations. They also include any identified duplicative costs that will eventually be eliminated or are expected to be eliminated in the next 12 months from the acquisition date. Finally, these costs also include discrete costs related to employee severance or retention bonuses attributed to acquisitions or building the current senior management team. In 2022, additional incremental costs related to the initial setup of our SOX program were also included.
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

The Company has a total of $51.2 million of purchase commitments payable that are not recorded as liabilities on the balance sheet as of March 31, 2023. The Company has no other financial instruments or commitments with off-balance- sheet risk of loss.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions. Refer to “Critical Accounting Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, for a complete discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first three months of 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year-ended December 31, 2022.
Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were not effective as of March 31, 2023, due to the material weaknesses in our internal control over financial reporting as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the first quarter of 2023, which were identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors.
As of the date of this Quarterly Report, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the period ending December 31, 2022. The Company may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or the results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 5.    Other Information.
None
Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement filed on Form S-1 on December 20, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement filed on Form S-1 on December 20, 2021).

10.1	Purchase Agreement, dated March 26, 2023, by and among the Company and Twilio Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 28, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORE Group Holdings, Inc.

Date: May 9, 2023	By:	/s/ Romil Bahl
Romil Bahl
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Paul Holtz
Paul Holtz
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)