Form 10-Q
period 2023-06-30
KORE Group Holdings, Inc.
filed 2023-08-09
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

3 Ravinia Drive NE, Suite 500, Atlanta, Georgia 30346
(Address of principal executive offices and Zip Code)

877-710-5673
(Registrant’s telephone number, including area code)
__________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	KORE	New York Stock Exchange
Warrants to purchase common stock	KORE.WS	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, there were 86,552,595 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

KORE GROUP HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

KORE Group Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$22,916	$34,645
Accounts receivable, net	47,031	44,538
Inventories, net	7,368	10,051
Income taxes receivable	400	502
Prepaid expenses and other current assets	11,121	13,484
Total current assets	88,836	103,220
Non-current assets
Restricted cash	582	362
Property and equipment, net	12,901	11,899
Intangible assets, net	185,173	192,504
Goodwill	373,085	369,706
Operating lease right-of-use assets	9,988	10,019
Deferred tax assets	54	55
Other long-term assets	651	971
Total assets	$671,270	$688,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,600	$17,835
Accrued liabilities	16,375	15,793
Current portion of operating lease liabilities	1,515	1,811
Income taxes payable	977	207
Deferred revenue	8,695	7,817
Current portion of long-term debt and other borrowings, net	4,817	5,345
Total current liabilities	53,979	48,808
Non-current liabilities
Deferred tax liabilities	19,418	25,248
Warrant liability	33	33
Non-current portion of operating lease liabilities	9,567	9,275
Long-term debt and other borrowings, net	412,853	413,910
Other long-term liabilities	12,389	10,790
Total liabilities	$508,239	$508,064

Commitments and Contingencies

Stockholders’ equity
Common stock, voting; par value $0.0001 per share; 315,000,000 shares authorized, 86,552,595 and 76,292,241 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	$9	$8
Additional paid-in capital	455,381	435,292
Accumulated other comprehensive loss	(6,132)	(6,390)
Accumulated deficit	(286,227)	(248,238)
Total stockholders’ equity	163,031	180,672
Total liabilities and stockholders’ equity	$671,270	$688,736
See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
Services	$51,023	$47,805	$98,573	$95,348
Products	18,513	23,116	36,938	44,551
Total revenue	69,536	70,921	135,511	139,899
Cost of revenue
Cost of services	18,068	16,610	34,611	34,159
Cost of products	13,648	17,018	27,422	34,741
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	31,716	33,628	62,033	68,900
Operating expenses
Selling, general and administrative	32,892	29,407	63,092	57,125
Depreciation and amortization	14,512	13,753	28,637	26,928
Total operating expenses	47,404	43,160	91,729	84,053
Operating loss	(9,584)	(5,867)	(18,251)	(13,054)
Interest expense, including amortization of deferred financing costs, net	10,407	7,297	20,602	13,921
Change in fair value of warrant liability	3	(106)	—	(133)
Loss before income taxes	(19,994)	(13,058)	(38,853)	(26,842)
Income tax benefit	(495)	(2,268)	(864)	(4,480)
Net loss	$(19,499)	$(10,790)	$(37,989)	$(22,362)
Loss per share:
Basic and diluted	$(0.24)	$(0.14)	$(0.49)	$(0.30)
Weighted average number of shares outstanding:
Basic and diluted	79,849,299	76,239,989	78,196,201	75,146,201

Comprehensive loss
Net loss	$(19,499)	$(10,790)	$(37,989)	$(22,362)
Other comprehensive loss:
Foreign currency translation adjustment	130	(2,373)	258	(2,496)
Comprehensive loss	$(19,369)	$(13,163)	$(37,731)	$(24,858)

See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of March 31, 2023	76,552,595	$8	$437,677	$(6,262)	$(266,728)	$164,695
Foreign currency translation adjustment	—	—	—	130	—	130
Stock-based compensation expense	—	—	3,005	—	—	3,005
Common stock issued pursuant to acquisition	10,000,000	1	14,699	—	—	14,700
Net loss	—	—	—	—	(19,499)	(19,499)
Balance as of June 30, 2023	86,552,595	$9	$455,381	$(6,132)	$(286,227)	$163,031

Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of March 31, 2022	76,239,989	$8	$427,046	$(3,586)	$(153,610)	$269,858
Foreign currency translation adjustment	—	—	—	(2,373)	—	(2,373)
Stock-based compensation expense	—	—	2,501	—	—	2,501
Net loss	—	—	—	—	(10,790)	(10,790)
Balance as of June 30, 2022	76,239,989	$8	$429,547	$(5,959)	$(164,400)	$259,196

Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2022	76,292,241	$8	$435,292	$(6,390)	$(248,238)	$180,672
Foreign currency translation adjustment	—	—	—	258	—	258
Stock-based compensation expense	—	—	5,575	—	—	5,575
Shares withheld related to net share settlement	(134,713)	—	(185)	—	—	(185)
Vesting of restricted stock units	395,067	—	—	—	—	—
Common stock issued pursuant to acquisition	10,000,000	1	14,699	—	—	14,700
Net loss	—	—	—	—	(37,989)	(37,989)
Balance as of June 30, 2023	86,552,595	$9	$455,381	$(6,132)	$(286,227)	$163,031

Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2021	72,027,743	$7	$401,702	$(3,463)	$(142,038)	$256,208
Foreign currency translation adjustment	—	—	—	(2,496)	—	(2,496)
Stock-based compensation expense	—	—	4,551	—	—	4,551
Common stock issued pursuant to acquisition	4,212,246	1	23,294	—	—	23,295
Net loss	—	—	—	—	(22,362)	(22,362)
Balance as of June 30, 2022	76,239,989	$8	$429,547	$(5,959)	$(164,400)	$259,196
See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by operating activities	$1,303	$10,691

Cash flows from investing activities
Additions to intangible assets	(7,653)	(5,610)
Additions to property and equipment	(2,592)	(1,589)
Payments for acquisitions, net of cash acquired	—	(46,002)
Net cash used in investing activities	$(10,245)	$(53,201)
Cash flows from financing activities
Repayment of term loan	(1,576)	(1,576)
Repayment of other borrowings—notes payable	(1,078)	(148)
Equity financing fees	—	(126)
Payment of deferred financing costs	—	(453)
Payment of financing lease obligations	—	(151)
Net cash used in financing activities	$(2,654)	$(2,454)
Effect of exchange rate changes on cash	87	(575)
Change in cash and restricted cash	$(11,509)	$(45,539)
Cash and restricted cash, beginning of period	35,007	86,343
Cash and restricted cash, end of period	$23,498	$40,804

See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Basis of Presentation
KORE Group Holdings, Inc. (together with its subsidiaries, “KORE,” or the “Company”) provides advanced connectivity services, location-based services, device solutions, managed and professional services used in the development and support of the “internet of things” (“IoT”) technology for the machine-to-machine market. The Company’s IoT platform is delivered in partnership with the world’s largest mobile network operators and provides secure, reliable, wireless connectivity to mobile and fixed devices. This technology enables the Company to expand its global technology platform by transferring capabilities across new and existing vertical markets and delivers complimentary products to channel partners and resellers worldwide.
The Company is incorporated in the state of Delaware and has wholly-owned operating subsidiaries located in Australia, Belgium, Brazil, Canada, Dominican Republic, Ireland, Malta, Mexico, the Netherlands, New Zealand, Switzerland, the United Kingdom, and the United States. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company is traded on the New York Stock Exchange under the ticker symbol “KORE”.
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report on Form 10-K”).
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.
Use of Estimates
The preparation of financial statements requires the Company to make a number of significant estimates. These include estimates of revenue recognition, fair value measurements of assets acquired and liabilities assumed in business combinations, assessments of indicators of impairment regarding various assets including goodwill, calculation of capitalized software costs, accounting for uncertainties in income tax positions, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported periods. Changes in these estimates may occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from the Company’s estimates and the differences could be material.
Recently Adopted and Recently Issued Accounting Pronouncements
The Company considers the potential applicability and effect of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”).
The following ASU was adopted by the Company subsequent to the issuance of its Annual Report on Form 10-K:
ASU 2022-04, Liabilities—Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations
In September 2022, the FASB issued ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations,” to enhance the transparency of supplier finance programs used by an entity in connection with the purchase of goods and services. ASU No. 2022-04 is effective for all companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the required rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption was permitted. During the fiscal year of adoption, ASU 2022-04 requires information on the key terms of the program(s) and the balance sheet presentation of the program obligations, which are annual disclosure requirements, to be disclosed in each interim period. The Company adopted ASU 2022-04, on January 1, 2023.
In each annual reporting period, the Company is required to disclose the following information:
1. The key terms of the program, including a description of the payment terms (including payment timing and basis for its determination) and assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary.

2. For the obligations that the Company has confirmed as valid to the finance provider or intermediary:

KORE Group Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
a. The amount outstanding that remains unpaid by the Company as of the end of the annual period (the “outstanding confirmed amount”);
b. A description of where those obligations are presented in the balance sheet;
c. A rollforward of those obligations during the annual period, including the amount of obligations confirmed and the amount of obligations subsequently paid.

In each interim reporting period (subject to the applicable transition guidance as described above in the initial year of adoption), the Company is required to disclose the amount of obligations outstanding that it has confirmed as valid to the finance provider or intermediary as of the end of the interim period.
The guidance does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs, but rather, had the effect of requiring additional disclosures. See Note 5—Premium Finance Agreement.
Recently Issued Accounting Pronouncements
There were no significant changes in recently issued accounting pronouncements pending adoption from those disclosed in the Company’s Annual Report on Form 10-K. Recent accounting pronouncements pending adoption not discussed in the Annual Report on Form 10-K are either not applicable or are not expected to have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows.
NOTE 2 – REVENUE RECOGNITION
Contract Balances
Deferred revenue as set forth on the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 primarily relates to revenue that is recognized over time for IoT connectivity monthly recurring charges, with reductions in the balance related to the satisfaction or partial satisfaction of these contracts. The balance also contains a deferral for goods that are in transit at the period end for which control transfers to the customer upon delivery.
Disaggregated Revenue Information
The Company has presented the disaggregated disclosures below which are useful to understand the composition of the Company’s revenue during the respective reporting periods shown below:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2023	2022	2023	2022
IoT Connectivity*	$47,699	$43,814	$90,943	$86,867
Hardware Sales	16,499	21,469	32,943	40,481
Hardware Sales—bill-and-hold	2,273	1,646	4,470	4,070
Deployment services, professional services, referral services and other	3,065	3,992	7,155	8,481
Total	$69,536	$70,921	$135,511	$139,899
*Includes connectivity-related revenues from IoT Connectivity services and IoT Solutions services

KORE Group Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Customer Concentrations
The Company did not have any customer concentrations in revenue for the three months ended June 30, 2023. For the six months ended June 30, 2023, one customer, a large multinational medical device and healthcare company, represented approximately 10% of the Company’s total revenue.
For the three and six months ended June 30, 2022, the same customer as described above represented approximately 11% and 15%, respectively, of the Company’s total revenue.
Geographic Concentrations
For the three months ended June 30, 2023 and 2022, approximately 82% and 79%, respectively, of the Company’s revenue was generated in the United States. For the six months ended June 30, 2023 and 2022, approximately 79% and 78%, respectively, of the Company’s revenue was generated in the United States.

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2023	2022	2023	2022
United States	$56,709	$55,875	$106,759	$108,833
Other countries	12,827	15,046	28,752	31,066
Total	$69,536	$70,921	$135,511	$139,899
NOTE 3 – ACQUISITIONS
Business Acquisitions Completed in 2023
On June 1, 2023, the Company completed the purchase of certain assets of Twilio Inc. including a carved-out workforce of over 50 employees and certain technology and customer relationships, and assumed certain liabilities related to those assets, primarily related to accrued commissions and benefits owed to the acquired employees. The acquisition was accounted for as an acquisition of a business (“Twilio’s IoT Business”).
The transaction was funded by an issuance of the Company’s shares of stock, as set forth in the table below. Transaction costs for legal consulting, accounting, and other related costs incurred in connection with the acquisition were approximately $0.8 million and $1.8 million for the three and six months ended June 30, 2023, respectively, which are included in selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for those periods.
The following table sets forth a summary of the allocation of the consideration transferred, including the identified assets acquired and liabilities assumed as of the acquisition date:

KORE Group Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ in thousands)	Fair Value
Fair value of KORE common stock issued to sellers (10,000,000 shares)	$14,700
Total consideration	$14,700
Assets acquired:
Inventory	$326
Property and equipment	36
Intangible assets	11,500
Total assets acquired	$11,862
Liabilities assumed:
Accrued liabilities	$405
Total liabilities assumed	$405
Net identifiable assets acquired	11,457
Goodwill (excess of consideration transferred over net identifiable assets acquired)	$3,243
Goodwill represents the future economic benefits that the Company expects to achieve as a result of the acquisition of the human capital and assets acquired. The goodwill resulting from this acquisition is deductible for tax purposes.
Consideration of disclosure of unaudited pro forma information
GAAP requires that a publicly traded entity disclose unaudited pro forma information regarding a business acquisition unless the disclosure of such information is impracticable. This disclosure involves a retrospective application of financial information to create factually supportable unaudited pro forma financial information as of the reporting date, as if the acquisition had taken place at the beginning of the year prior to that of acquisition.
The Company believes that the disclosure of pro forma financial information regarding this acquisition is impracticable because the acquisition was a carve-out of assets and no internally generated financial statements were made available to the Company. The Company considers any potential for retrospectively presented information regarding revenue and net income to require assumptions of significant amounts and about Twilio management’s intent in prior periods that cannot be objectively determined or independently substantiated.
The financial results of this acquisition are included in the Company’s condensed consolidated statements of operations and comprehensive loss from the date of acquisition and the revenue and net loss so included were not deemed material.
Business Acquisitions Completed in 2022
On February 16, 2022, the Company acquired 100% of the outstanding share capital (the “BMP Business Combination”) of Business Mobility Partners, Inc. and Simon IoT LLC (collectively, the “Acquired Companies”).
The transaction was funded by available cash and an issuance of the Company’s shares of stock. Transaction costs for legal, consulting, accounting, and other related costs incurred in connection with the acquisition were $1.7 million, of which $0.3 million was incurred prior to 2022. Included in each of the three and six months ended June 30, 2022 were $1.4 million of transaction costs, which were included in selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for those periods.
The following table sets forth a summary of the allocation of the consideration transferred for the Acquired Companies, including the identified assets acquired and liabilities assumed as of the acquisition date:

KORE Group Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ in thousands unless otherwise noted)	Fair Value
Cash, (net of closing cash of approximately $2.0 million) and working capital adjustments	$46,002
Fair value of KORE common stock issued to sellers (4,212,246 shares)	23,295
Total consideration	$69,297
Assets acquired:
Accounts receivable	$3,303
Inventory	1,323
Prepaid expenses and other receivables	976
Property and equipment	201
Intangible assets	28,664
Total assets acquired	$34,467
Liabilities assumed:
Deferred tax liabilities	$7,391
Accounts payable and accrued liabilities	2,638
Total liabilities assumed	$10,029
Net identifiable assets acquired	24,438
Goodwill (excess of consideration transferred over net identifiable assets acquired)	$44,859
Goodwill represents the future economic benefits that the Company expects to achieve as a result of the acquisition. A portion of the goodwill resulting from the acquisition is deductible for tax purposes.
The acquisition agreement included customary indemnification terms. In accordance with the acquisition agreement, approximately $3.5 million of the cash purchase price paid at closing was held in escrow for a maximum of 18 months from the closing date, to guarantee the performance of general representations and warranties regarding closing amounts and to indemnify the Company against any future claims. Payments from the escrow account did not result in any adjustments to the purchase price. Substantially all cash had been paid from the escrow account as of June 30, 2023.
The financial results of the Acquired Companies are included in the Company’s condensed consolidated statements of operations and comprehensive loss from the date of acquisition. For the three months ended June 30, 2022, the amounts of revenue and net income included in the Company’s condensed consolidated statements of operations and comprehensive loss were $15.0 million and $3.2 million, respectively. For the six months ended June 30, 2022, the amounts of revenue and net income included in the Company’s condensed consolidated statements of operations and comprehensive loss were $20.8 million and $4.7 million, respectively.
Unaudited pro forma information

Had the BMP Business Combination been completed on January 1, 2021, net revenue would have been $145.6 million and the net loss would have been $20.6 million for the six months ended June 30, 2022. The pro forma net loss for the six months ended June 30, 2022 includes a non-recurring pro forma adjustment relating to the acquisition-related costs of $1.4 million. Net revenue and net loss for the three months ended June 30, 2022 would have been unaffected by any pro forma adjustments, as the BMP Business Combination was completed in the first quarter of 2022.
The unaudited pro forma financial information presented above is not necessarily indicative of what the operating results actually would have been had the acquisition taken place on January 1, 2021, nor is it indicative of future operating results. The pro forma amounts include the historical operating results of the Company prior to the acquisition, with adjustments factually supportable and directly attributable to the acquisition, primarily related to transaction costs and the amortization of intangible assets.

KORE Group Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
NOTE 4 – ACCOUNTS RECEIVABLE
The following table sets forth the details of the Company’s accounts receivable balances and allowance for credit losses as of June 30, 2023, and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
Accounts receivable	$47,417	$45,097
Allowance for credit losses	(386)	(559)
Accounts receivable, net	$47,031	$44,538
The Company generally does not require collateral from its customers, although it may require letters of credit in certain instances to limit its credit risk.
One customer, a large multinational medical device and healthcare company, represented over 10% of the Company’s accounts receivable balances as of both June 30, 2023 and December 31, 2022. The same customer represented approximately 10% of the Company’s revenue during the six months ended June 30, 2023 and over 10% of the Company’s revenue for the three and six months ended June 30, 2022 (see also Note 2—Revenue Recognition).
The Company accounts for credit losses under the current expected credit loss model using a “loss rate methodology,” which considers historical loss rates on its trade accounts receivable balances, adjusted for current conditions, along with reasonable and supportable forecasts regarding collections and delinquencies on trade accounts receivable.
NOTE 5 – PREMIUM FINANCE AGREEMENT
The Company entered into an agreement with a financing company (the “Premium Finance Agreement”) on August 3, 2022, to finance the purchase of a directors and officers liability insurance policy, which insurance policy had an initial two-year term at its inception on July 15, 2022. The initial principal amount financed under the Premium Finance Agreement was $3.6 million, with a fixed interest rate of 4.6% per annum, amortized over a term of twenty months. The Premium Finance Agreement requires twenty fixed monthly principal and interest payments of $0.2 million from August 15, 2022 to March 15, 2024. The basis for the determination of the payment timing to the financing company generally relates to the monthly amounts due to the insurance company for insurance premiums. All assets of the Company serve as collateral under the Premium Finance Agreement in the event of default.
The outstanding principal balance of the remaining Premium Finance Agreement included in “current portion of long-term debt and other borrowings, net” on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 was $1.7 million and $2.8 million, respectively.
NOTE 6 – FAIR VALUE MEASUREMENTS
For financial reporting purposes, the Company follows a fair value hierarchy established under GAAP that is used to determine the fair value of financial instruments. This hierarchy prioritizes relevant market inputs in order to determine an “exit price” at the measurement date, or the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale. Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 inputs are observable inputs other than quoted prices for an asset or liability that are obtained through corroboration with observable market data. Level 3 inputs are unobservable inputs (e.g., the Company’s data or assumptions) that are used when there is little, if any, relevant market activity for the asset or liability required to be measured at fair value.
In certain cases, inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, the level at which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and considers factors specific to the asset or liability being measured.
As of June 30, 2023, the Company’s valuation policy and processes had not changed from those described in the consolidated financial statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K. Included in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K is a detailed description of our financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.
The fair value of cash, restricted cash, accounts receivable and payable, premium finance agreement, accrued liabilities, and other such assets and liabilities approximate their carrying values due to the short-term nature of these assets and liabilities.

KORE Group Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Private Placement Warrants - Measured at Fair Value
The Company’s private placement warrants are measured quarterly at fair value. The fair value of the liability for these warrants is considered to be “Level 2” in the fair value hierarchy. The inputs for the fair value of the liability for these warrants is based on reference to the closing price of KORE.WS (the “Public Warrants”), with an insignificant adjustment for short-term marketability restrictions, as the private placement warrants have substantially the same terms as the Public Warrants.
As of each of June 30, 2023 and December 31, 2022, 272,779 private placement warrants remained outstanding with a fair value based on a price of $0.12 per warrant.
Financial Instruments Held at Amortized Cost — Fair Value Disclosure
The Company is a party to two financial instruments, the Senior Secured UBS Term Loan and Backstop Notes, for which fair value is required to be disclosed on a quarterly basis. The fair value of the Company’s Senior Secured UBS Term Loan is considered to be “Level 2” in the fair value hierarchy, and the Backstop Notes are considered to be “Level 3” in the fair value hierarchy.
To determine the fair value of the Company’s Senior Secured UBS Term Loan, the Company used a valuation technique based on observable market prices for similar instruments. To determine the fair value of the Backstop Notes, the Company used a valuation technique based primarily on a binomial lattice model with a number of time steps (each considered a “node”), which are points by which the Company examined the value of the notes to a holder to understand the investment decision that would occur at each node, modeling the decision to convert or hold by considering the maximum of the conversion or hold values at every node of the lattice in which the Backstop Notes are convertible, and choosing the action that maximizes the return to the Backstop Notes’ holders.
The table below sets forth the amortized cost and fair value of the Company’s Senior Secured UBS Term Loan and Backstop Notes as of June 30, 2023 and December 31, 2022. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

Financial Instrument and Fair Value Level	Measurement	June 30, 2023	December 31, 2022
		(in thousands)
Senior Secured UBS Term Loan (Level 2)	Amortized cost	$298,306	$298,956
	Fair value	$281,660	$283,612

Backstop Notes (Level 3)	Amortized cost	$117,700	$117,545
	Fair value	$97,674	$92,900
Additional disclosures regarding Level 3 unobservable inputs - Backstop Notes
We use a third‑party valuation firm who utilizes proprietary methodologies to value our Backstop Notes. This firm uses a lattice modeling technique to determine the fair value of this Level 3 liability. Use of this technique requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs such as credit spreads and equity volatility based on guideline companies, as well as other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The following table sets forth information regarding the Company’s significant Level 3 inputs as of June 30, 2023 and December 31, 2022:

Financial Instrument disclosed as Level 3	Input	June 30, 2023	December 31, 2022
		($ in thousands, except stock price)
Backstop Notes	Principal amount	$120,000	$120,000
	Term to maturity date	5.25 years	5.75 years
	Stock price	$1.22	$1.26
	Credit spreads	673 bps	759 bps
	Selected equity volatility	92.8%	85.6%

KORE Group Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
NOTE 7 – NET LOSS PER SHARE
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the periods ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(19,499)	$(10,790)	$(37,989)	$(22,362)
Net loss attributable to common stockholders	$(19,499)	$(10,790)	$(37,989)	$(22,362)
Denominator:
Weighted average common shares outstanding
Basic and diluted (in number)	79,849,299	76,239,989	78,196,201	75,146,201
Net loss per share
Basic and diluted	$(0.24)	$(0.14)	$(0.49)	$(0.30)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
(Number of shares)	June 30,		June 30,
	2023	2022	2023	2022
Common stock issued under the backstop agreement	9,600,031	9,600,031	9,600,031	9,600,031
Grants of restricted stock units	6,049,919	3,441,651	5,332,210	3,275,885
Private placement warrants	272,779	272,779	272,779	272,779
NOTE 8 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table sets forth the details of “prepaid expenses and other current assets” included on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
Prepaid expenses	$8,400	$8,362
Prepaid deposits	1,121	2,864
Indirect sales taxes receivable	941	1,735
Other current assets	659	523
Total prepaid expenses and other current assets	$11,121	$13,484
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of June 30, 2023, the Company had $21.3 million in purchase commitments relating to contractually committed carrier spend for the remainder of the 2023 fiscal year, and $34.2 million in purchase commitments relating to contractually committed carrier spend for the fiscal years 2024 through 2027.
Legal Contingencies
From time to time, the Company may be party to litigation relating to claims arising in the normal course of business. As of June 30, 2023, the Company was not aware of any legal claims that could materially impact its financial condition.

KORE Group Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
NOTE 10 – RELATED PARTY TRANSACTIONS
Office Lease and Professional Services Agreement
A wholly-owned subsidiary of the Company located in Brazil maintained an office lease and professional services agreement with a company controlled by a key member of the subsidiary’s management team.
Aggregate expenses for these transactions were $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2022, respectively. These amounts are recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
The office lease and professional services agreement with this affiliate were terminated on June 29, 2023.
NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth the details of supplemental cash flow information for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
($ in thousands)	2023	2022
Non-cash investing and financing activities:
ASU 2020-06 Adoption	$—	$15,163
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities upon the adoption of ASC 842	$—	$9,604
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$1,031	$420
Non-cash consideration (stock) issued for acquisition	$14,700	$23,295

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of KORE Group Holdings, Inc. should be read together with the Annual Report on Form 10-K and unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2023, and June 30, 2022, together with related notes thereto. Unless the context otherwise requires, all references in this section to “the Company” “KORE,” “us,” “our,” or “we” refer to KORE Group Holdings, Inc.
Cautionary Note Regarding Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of macroeconomic conditions on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Factors that could have a material adverse effect on future results and performance relative to those set forth in or implied by the related forward-looking statements, as well as on our business, financial condition, liquidity, results of operations and prospects, include, but are not limited to:
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
•the strength of regional, national and global economies; and

•the impact of natural disasters such as earthquakes, hurricanes, fires, power outages, floods, epidemics, pandemics and public health crises, including COVID-19, and other catastrophic events or man-made problems such as terrorism, civil unrest, and actual or threatened armed conflict, or global or regional economic, political and social conditions.
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and in the Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views only as of the date such statements are made. The risks summarized under Item 1A. “Risk Factors” in the Annual Report on Form 10-K could cause actual results and performance to differ materially from those set forth in or implied by our forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us.
Overview
We provide advanced connectivity services, location-based services, device solutions, managed and professional services used in the development and support of the “internet of things” (“IoT”) technology for the machine-to-machine market. Our IoT platform is delivered in partnership with the world’s largest mobile network operators and provides secure, reliable, wireless connectivity to mobile and fixed devices. This technology enables us to expand our global technology platform by transferring capabilities across new and existing vertical markets and delivers complimentary products to channel partners and resellers worldwide.
Trends and Recent Developments
Overall macroeconomic environment and its effect on us
The macroeconomic environment in the first half of 2023 showed some signs of stabilization compared to the first half of 2022. To combat persistent inflation that arose in the first half of 2022, the Federal Reserve Bank of the United States (the “Fed”) raised the federal funds rate from a near zero bound at the beginning of 2022, to a current federal funds rate of 5.25% - 5.50%. Although the Fed does not directly set interest rates, Fed actions have indirect effects on lending markets, and the sharp increase in interest rates over the past 18 months caused significant volatility in both consumer and business lending markets. The increase in interest rates has caused the interest expense on our Senior Secured Term Loan agreement with UBS to rise due to increases in the base rate of the secured overnight financing rate (“SOFR”), and any further interest rate increases by the Fed will likely cause our SOFR-based interest rate to continue to escalate. Should our cost of borrowing continue to increase, we may delay planned investments or significant capital expenditures.
While the magnitude of financial market volatility has lessened over time, as market participants have become more accustomed to higher borrowing costs over the past 18 months, uncertainty persists regarding forthcoming policy decisions of the Fed, as well as unemployment and recession concerns. Economic weakness or perceived economic weakness may negatively impact business and consumer demand overall, and may cause reduced spending and longer sales cycles for IoT solutions, which in turn may adversely affect our business.
Recent developments in our business
Acquisition of the Twilio IoT Business
On March 26, 2023, the Company entered into a purchase agreement (“Purchase Agreement”) with Twilio, Inc. (“Twilio”) whereby the Company agreed to purchase, subject to the satisfaction or waiver of the conditions set forth therein, the “internet of things” business of Twilio through the purchase of certain assets, including a carved-out workforce of over 50 employees and certain technology and customer relationships. We also assumed certain liabilities related to those assets, primarily related to accrued commissions and benefits owed to the acquired employees.
As consideration pursuant to the terms and conditions of the Purchase Agreement, upon consummation of the Transaction (the “Closing”), we issued to Twilio 10,000,000 shares of our common stock. The Closing occurred on June 1, 2023.
Human Capital
As of December 31, 2022, we had 595 full-time employees. As of June 30, 2023, our number of full-time employees increased to 695. Excluding the employees acquired in the acquisition of the Twilio IoT Business, who are substantially devoted to product development, the majority of employees hired were sales, followed by finance and operations employees.

Key Metrics
KORE reviews a number of metrics to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The calculation of the key metrics and other measures discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.
Total Number of Connections
Total Number of Connections constitutes the total of all our IoT Connectivity services connections, including both CaaS and CEaaS (defined below) but excluding certain connections where mobile carriers license our subscription management platform from us.
CaaS means “Connectivity as a Service”, a cloud-based service that allows dedicated equipment to connect to the internet, generally used by enterprise customers such as large medical device manufacturers or other IoT software and solutions providers. Our CaaS solutions allow devices to seamlessly and securely connect anywhere in the world across any connected network, which may entail multiple devices, multiple locations, and multiple carriers.
CEaaS means “Connectivity Enablement as a Service” which offers infrastructure software and services generally to communication service providers who provide IoT cellular services to a broad market. The infrastructure software and services offered to such providers are cellular Core Network as a Service, including Cloud Native Evolved Packet Core, Connectivity Management Platform as a Service, and Private Networking as a Service.
Total Number of Connections include the contribution of eSIMs (a digital version of a subscriber identity module, or “SIM”) and is the principal measure used by management to assess the performance of the business on a periodic basis. The table below sets forth our Total Number of Connections at Period End and Average Connections Count for the Period as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Total Number of Connections at Period End	18.5	million	15.0	million
Average Connections Count for the Period	15.8	million	15.2	million
Period-end connections as of June 30, 2023 includes an increase of approximately 2.9 million added from the acquisition of Twilio’s IoT Business.
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
The revenue included in the current period excludes revenue from (i) customers that are non-go-forward customers, meaning customers that have either communicated to KORE before the last day of the current period their intention not to provide future business to KORE or customers that KORE has determined are transitioning away from KORE based on a sustained multi-year time period of declines in revenue and (ii) new customers that started generating revenue after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended June 30, 2023, we divide (i) revenue, for the trailing 12 months ended June 30, 2023, from go-forward customers that started generating revenue on or before June 30, 2022, by (ii) revenue, for the trailing 12 months ended June 30, 2022, from the same cohort of customers.
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
DBNER for the twelve-month periods ending June 30, 2023, and June 30, 2022, excludes connections from non-go-forward customers, the vast majority of which are connections from Non-Core Customers. KORE defines “Non-Core Customers” to be customers that management has judged to be lost as a result of the integration of Raco Wireless, Wyless, and other acquisitions completed in the 2014-2017 period, but which continue to have some connections (and account for some revenue) each year with KORE. Non-Core Customers are a subset of non-go-forward customers. As of January 1, 2024, these Non-Core Customers will neither have connections with nor generate revenue for KORE.
DBNER is used by management as a measure of growth of KORE’s existing customers (i.e., “same store” growth). It is not intended to capture the effect of either new customer wins or the declines from non-go-forward customers on KORE’s total revenue growth. This is because DBNER excludes new customers who started generating revenue after the base period and also excludes any customers who are non-go-forward customers on the last day of the current period. Revenue increases from new customer wins, and a decline in revenue from non-go-forward customers are also important factors in assessing KORE’s revenue growth, but these factors are independent of DBNER.
KORE’s DBNER was 99% for the twelve months ended June 30, 2023, as compared to 114% for the twelve months ended June 30, 2022. The decrease was mainly due to a decline in revenue from our largest customer upon the conclusion of its LTE transition project. Excluding our largest customer, DBNER was 115% for the twelve months ended June 30, 2023, as compared to 109% for the twelve months ended June 30, 2022.
TCV
Total Contract Value (“TCV”) represents our estimated value of a revenue opportunity. TCV for an IoT Connectivity opportunity is calculated by multiplying by 40 months the estimated revenue expected to be generated during the twelfth month of production. TCV for an IoT Solutions opportunity is either the actual total expected revenue opportunity, or if it is a longer-term “programmatically recurring revenue” program, calculated for the first 36 months of the delivery period.
As of June 30, 2023, our sales funnel, which we define as opportunities our sales team is actively pursuing, included approximately 1,500 opportunities with an estimated potential TCV of approximately $660.0 million. As of December 31, 2022, our sales funnel included over 1,400 opportunities with an estimated potential TCV of approximately $434.0 million.
Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022
Revenue
The tables below set forth details of our revenue, comprised of revenue from both services and products, for the three and six months ended June 30, 2023, and 2022, respectively, together with the percentage of total revenue represented by each revenue category:

	Three Months Ended June 30,				Change
($ in thousands)	2023		2022		$	%
Services	$51,023	73%	$47,805	67%	$3,218	7%
Products	18,513	27%	23,116	33%	(4,603)	(20)%
Total Revenue	$69,536	100%	$70,921	100%	$(1,385)	(2)%

	Six Months Ended June 30,				Change
($ in thousands)	2023		2022		$	%
Services	$98,573	73%	$95,348	68%	$3,225	3%
Products	36,938	27%	44,551	32%	(7,613)	(17)%
Total Revenue	$135,511	100%	$139,899	100%	$(4,388)	(3)%

For the three months ended June 30, 2023, services revenue increased by $3.8 million from Connectivity revenue, which included customers from the acquisition of Twilio’s IoT Business, offset by a $0.6 million decrease in deployment and professional services. The decline in deployment and professional services primarily resulted from our largest customer’s completion of its LTE transition project, which was incremental revenue in the comparative period in 2022.
For the three months ended June 30, 2023, products revenue declined primarily due to hardware revenue from our largest customer’s completion of its one-time LTE transition project in the 2022 comparative period.
For the six months ended June 30, 2023, services revenue increased $4.0 million from Connectivity revenue, which included customers from the acquisition of Twilio’s IoT Business, offset by a $0.8 million decrease in deployment and professional services. The decline in deployment and professional services primarily resulted from our largest customer’s completion of its LTE transition project, which was incremental revenue in the comparative period in 2022.

For the six months ended June 30, 2023, products revenue declined $6.5 million from hardware revenue primarily due to our largest customer’s completion of its one-time LTE transition project in the comparative period for 2022. The remaining $1.1 million decline in revenue resulted from a decline in SIM revenue.
The tables below set forth how management views our revenue for the three and six months ended June 30, 2023, and 2022, together with the percentage of total revenue comprising each revenue category:

	Three Months Ended June 30,				Change
($ in thousands)	2023		2022		$	%
IoT Connectivity	$48,284	69%	$44,705	63%	$3,579	8%
IoT Solutions	21,252	31%	26,216	37%	(4,964)	(19)%
Total Revenue	$69,536	100%	$70,921	100%	$(1,385)	(2)%

	Six Months Ended June 30,				Change
($ in thousands)	2023		2022		$	%
IoT Connectivity	$91,873	68%	$88,840	64%	$3,033	3%
IoT Solutions	43,638	32%	51,059	36%	(7,421)	(15)%
Total Revenue	$135,511	100%	$139,899	100%	$(4,388)	(3)%
For the three months ended June 30, 2023, IoT Connectivity revenue increased approximately $6.6 million from both the organic growth from existing customers and the growth of their connected device bases year-over-year and the newly acquired IoT Connectivity revenue from the June 1, 2023 acquisition of Twilio’s IoT Business. These increases were partially offset by approximately $3.0 million from the decline in non-core customers. Non-core customers were the IoT Connectivity customers that were forced to churn at the end of 2022 with the completion of the 2G/3G sunsets in the United States.
For the three months ended June 30, 2023, IoT Solutions revenue declined primarily due to hardware and deployment revenue from our largest customer decreasing, and the 2022 comparative period including incremental one-time revenue from that customer’s LTE transition project.
For the six months ended June 30, 2023, IoT Connectivity revenue increased approximately $9.4 million mainly from both the organic growth from existing customers and the growth of their connected device bases year-over-year and the newly acquired IoT Connectivity revenue from the June 1, 2023 acquisition of Twilio’s IoT Business. These increases were offset by approximately $6.4 million from the decline in non-core customers. The non-core customers were IoT Connectivity customers that were forced to churn at the end of 2022 with the completion of the 2G/3G sunsets in the United States.
For the six months ended June 30, 2023, IoT Solutions revenue declined primarily due to hardware and deployment revenue from our largest customer decreasing, and the 2022 comparative period including incremental one-time revenue from that customer’s LTE transition project.

Costs of revenue, exclusive of depreciation and amortization
The table below represents our cost of revenue for the three and six months ended June 30, 2023, and June 30, 2022, respectively:

	Three Months Ended June 30,				Change
($ in thousands)	2023		2022		$	%
Services	$18,068	57%	$16,610	49%	$1,458	9%
Products	13,648	43%	17,018	51%	(3,370)	(20)%
Total cost of revenue	$31,716	100%	$33,628	100%	$(1,912)	(6)%

	Six Months Ended June 30,				Change
($ in thousands)	2023		2022		$	%
Services	$34,611	56%	$34,159	50%	$452	1%
Products	27,422	44%	34,741	50%	(7,319)	(21)%
Total cost of revenue	$62,033	100%	$68,900	100%	$(6,867)	(10)%

	Three Months Ended June 30,		Six Months Ended June 30,
Gross margin rate	2023	2022	2023	2022
Services	65%	65%	65%	64%
Products	26%	26%	26%	22%
Total gross margin	54%	53%	54%	51%
For the three months ended June 30, 2023, the cost of services increased compared to the same period in fiscal 2022. The increase in costs was primarily due to the increase in IoT Connectivity revenue, which maintained its 65% gross margin year-over-year.
For the three months ended June 30, 2023, the cost of products decreased compared to the same period in fiscal 2022. The decline was primarily due to lower hardware volumes from our largest customer and the 2022 comparative period including incremental one-time revenue from that customer’s LTE transition project.
For the six months ended June 30, 2023, the cost of services compared to the same period in fiscal 2022 increased minimally, even though there was an increase in service revenue overall. The increase in service revenue was driven by IoT Connectivity revenue. However, the cost of IoT Connectivity declined in the same period year-over-year as improved optimization and re-negotiated carrier costs were implemented beginning in the second quarter of 2022; hence, the first three months of 2022 did not benefit from the lower carrier costs.
For the six months ended June 30, 2023, the cost of products compared to the same period in fiscal 2022. The decline was primarily due to lower hardware volumes from our largest customer and the 2022 comparative period including incremental one-time revenue from its LTE transition project.
The table below sets forth how management views our costs of revenue for the three and six months ended June 30, 2023, and June 30, 2022, exclusive of depreciation and amortization:

	Three Months Ended June 30,				Change
($ in thousands)	2023		2022		$	%
IoT Connectivity	$16,816	53%	$15,486	46%	$1,330	9%
IoT Solutions	14,900	47%	18,142	54%	(3,242)	(18)%
Total cost of revenue	$31,716	100%	$33,628	100%	$(1,912)	(6)%

	Six Months Ended June 30,				Change
($ in thousands)	2023		2022		$	%
IoT Connectivity	$31,972	52%	$32,377	47%	$(405)	(1)%
IoT Solutions	30,061	48%	36,523	53%	(6,462)	(18)%
Total cost of revenue	$62,033	100%	$68,900	100%	$(6,867)	(10)%

	Three Months Ended June 30,		Six Months Ended June 30,
Gross margin rate	2023	2022	2023	2022
IoT Connectivity	65%	65%	65%	64%
IoT Solutions	30%	31%	31%	28%
Total gross margin	54%	53%	54%	51%
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022, the cost of IoT Connectivity increased along with the increase in IoT Connectivity revenue, maintaining 65% gross margin.
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022, the cost of IoT Solutions decreased primarily due to lower volumes associated with the decline in IoT Solutions revenue, which was mainly from our largest customer’s completion of its incremental one-time LTE transition project in early 2022.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022, the cost of IoT Connectivity decreased even though IoT Connectivity revenue increased during the comparative period. The cost of IoT Connectivity declined in the comparative period year-over-year as improved optimization and re-negotiated carrier costs were implemented beginning in the second quarter of 2022; hence, the first three months of 2022 did not benefit from the lower carrier costs.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022, the cost of IoT Solutions decreased primarily due to lower volumes associated with the decline in IoT Solutions revenue, which was mainly from our largest customer’s completion of its incremental one-time LTE transition project in early 2022.
Selling, general and administrative expenses

	Three Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Selling, general, and administrative	$32,892	$29,407	$3,485	12%

	Six Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Selling, general, and administrative	$63,092	$57,125	$5,967	10%
Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses.
The increase in SG&A expenses for the three months ended June 30, 2023, compared to the same period in fiscal 2022, was primarily driven by increases in headcount-related costs. These costs included salaries, benefits, payroll taxes, variable compensation, stock based compensation, and IT license costs associated with the number of employees. Headcounts costs also increased due to the additional employees acquired as part of the acquisition of Twilio’s IoT Business.
The increase in SG&A expenses for the six months ended June 30, 2023, compared to the same period in fiscal 2022, was also primarily driven by increases in headcount-related costs as mentioned above. Headcount costs continue to be pressured by the current inflationary market, as well as shortages in key skilled positions. Benefit costs in the period increased over 30% when compared to the same period in fiscal 2022 as more employees get back to the doctor’s office or have minor or major procedures that were put on hold due to the COVID-19 pandemic.

Non-GAAP Financial Measures
In addition to our operating results as determined in accordance with GAAP, we believe the following non-GAAP measures of EBITDA and Adjusted EBITDA are useful to management and investors in evaluating our operational performance. In addition to operating results as determined in accordance with GAAP, we use EBITDA and Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We also believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance.
Non-GAAP financial information is presented for supplementary informational purposes only, and should not be considered a substitute for financial information presented in accordance with generally accepted accounting principles, and may be different from similarly-titled non-GAAP financial measures used by other companies.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as “net income (loss) before interest expense or interest income, income tax expense or benefit, and depreciation and amortization”. “Adjusted EBITDA” is defined as “EBITDA adjusted for unusual and / or other significant items that management views as distorting the operating results from period to period”. Such adjustments may include stock-based compensation, integration and acquisition-related charges, tangible and intangible asset impairment charges, certain contingent liability reversals, transformation, and foreign currency transaction gains and losses. EBITDA and Adjusted EBITDA are intended as supplemental measures of our performance that are neither required by nor presented in accordance with, GAAP. The Company believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. The Company compensates for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplementary basis. You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net loss	$(19,499)	$(10,790)	$(37,989)	$(22,362)
Income tax benefit	(495)	(2,268)	(864)	(4,480)
Interest expense	10,407	7,297	20,602	13,921
Depreciation and amortization	14,512	13,753	28,637	26,928
EBITDA	$4,925	$7,992	$10,386	$14,007
Change in fair value of warrant liability (non-cash)	3	(106)	—	(133)
Transformation expenses	1,694	1,901	3,558	3,466
Acquisition costs	795	—	1,776	1,400
Integration-related restructuring costs	3,098	3,791	5,323	7,684
Stock-based compensation (non-cash)	3,005	2,501	5,575	4,551
Foreign currency loss (non-cash)	122	480	236	477
Other	597	230	713	614
Adjusted EBITDA	$14,239	$16,789	$27,567	$32,066
Transformation expenses are related to the implementation of our strategic transformation plan, which includes the costs of a re-write of our core technology platform, expenses incurred to design certain new IoT Solutions, and “go-to-market” capabilities. These expenses began in 2019 and are expected to be completed by the end of 2023.

Acquisition costs for the three months and six months ended June 30, 2023, and 2022 were comprised of costs related to the acquisition of Twilio’s IoT business unit in 2023, while in 2022, these costs were comprised of costs related to the BMP Acquisition. Acquisition costs are those costs directly associated with legal, accounting diligence, quality of earnings, valuation, representations and warranties insurance coverage related to acquisitions, and search expenses related to an acquisition.
Integration-related costs are defined to include (but are not restricted to): transition services agreement amounts, professional service costs related to enterprise resource planning (ERP) and related systems integrations and migrations, data migration, and finance process integrations. These costs also include discrete costs related to contractors and existing employees’ dedicated or partially dedicated costs to integrate acquired business processes and systems, employee severance or retention bonuses attributed to acquisitions, or building the current senior management team, and in 2022, additional incremental costs related to the initial setup of our Sarbanes-Oxley (“SOX”) compliance program.
Liquidity and Capital Resources
Overview
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund our acquisitions and operating costs, and satisfy other general business needs. Our liquidity requirements have historically arisen from our working capital needs, obligations to make scheduled payments of interest and principal on our indebtedness, and capital expenditures to facilitate growth and expansion of the business via acquisitions. Going forward, we may also utilize other types of borrowings, including bank credit facilities and lines of credit, among others. We may also seek to raise additional capital through public or private offerings of equity, equity-related, or debt securities, depending upon market conditions. The use of any particular source of capital and funds will depend on market conditions, availability of these sources, and any acquisition or expansion opportunities available to us.
We believe these identified sources of financing will be adequate for purposes of meeting our short‑term (within one year) and our longer‑term liquidity needs. We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and any potential changes in market conditions.
Summary of Financing Arrangements
The following table sets forth a summary of our financing arrangements as of June 30, 2023 and December 31, 2022:

			Drawn Amount (1)
Financing arrangement	Base Interest Rate (2)	Interest rate pricing spread	June 30, 2023	December 31, 2022
			($ in thousands)
Senior Secured UBS Term Loan	Term SOFR + 5.50%	0.10%	$298,306	$298,956
Senior Secured Revolving Credit Facility - UBS	Term SOFR + 5.50%	0.10%	—	—
Backstop Notes	5.50%	—	117,700	117,545
Premium Finance Agreement	4.60%	—	1,664	2,754
Bank Overdraft Facility	9.40%	2.00%	N/A	—
Total			$417,670	$419,255
(1) Drawn amounts are presented net of unamortized debt issuance costs.
(2) Term SOFR is based on a three-month term.
Description of Financing Arrangements
Senior Secured UBS Term Loan
On December 21, 2018 (later amended as further described below), two of our subsidiaries entered into a credit agreement with UBS, guaranteed by certain of the Company’s subsidiaries, that consisted of a term loan as well as a senior secured revolving credit facility with UBS (the “Senior Secured UBS Term Loan”, and together with the senior secured revolving credit facility, the “Credit Facilities”). On November 12, 2019, we amended the Senior Secured UBS Term Loan agreement to increase the maximum principal balance to $315.0 million and set the quarterly principal payment to $0.8 million. Quarterly interest payments were based on Term LIBOR plus 5.50%, which interest rate was amended on December 22, 2022, as further described below.
On December 22, 2022, the Senior Secured UBS Term Loan agreement was amended to adjust the interest rate from a LIBOR basis to that of Term SOFR plus an additional SOFR adjustment of 0.10%. The principal and quarterly interest payments are paid on the last business day of each quarter, except at maturity. All remaining principal and interest payments are due on December 21, 2024.
The Senior Secured UBS Term Loan agreement restricts our ability to pay cash dividends to our shareholders.
The Credit Facilities’ agreement contains customary financial covenants related to maximum total debt to adjusted EBITDA ratio and a minimum total leverage ratio. The borrower’s obligations under the Credit Facilities are secured by first priority pledges of and security interests in (i) substantially all of the existing and future equity interests of the borrower and each of its subsidiaries organized in the U.S., as well as 65% of the existing and future equity interests of certain first-tier foreign subsidiaries held by the borrower or the guarantors under the Credit Facilities and (ii) substantially all of the borrower’s and each guarantor’s tangible and intangible assets, in each case subject to certain exceptions and thresholds.
Senior Secured Revolving Credit Facility — UBS
On December 21, 2018, the Company entered into a $30.0 million senior secured revolving credit facility with UBS (the “Senior Secured Revolving Credit Facility”, and together with the Senior Secured UBS Term Loan, the “Credit Facilities”).
On December 22, 2022, the Company amended the Senior Secured Revolving Credit Facility to replace a previous interest rate based on the Eurocurrency Rate (which was a LIBOR-based reference rate) to that of Term SOFR plus an additional SOFR adjustment of 0.10%. All other terms remain unchanged.
On December 23, 2022, the Company amended the Senior Secured Revolving Credit Facility to extend the maturity of the revolving credit facility to September 21, 2024.
The customary financial covenants and security pledges applicable to the Credit Facilities are described above under the caption “Senior Secured UBS Term Loan”.
Backstop Notes
On September 30, 2021, one of our subsidiaries issued $95.1 million in senior unsecured exchangeable notes due 2028 (the “Original Backstop Notes”) to affiliates of Fortress Credit Corp. (“Fortress”) pursuant to the terms of a backstop agreement (the “Backstop Agreement”), dated July 27, 2021, by and between our subsidiary and Fortress. The Original Backstop Notes were issued pursuant to an indenture (the “Indenture”), dated September 30, 2021, by and among us, our subsidiary, and Wilmington Trust, National Association, as trustee, as amended and restated on November 15, 2021.
On October 28, 2021, our subsidiary issued an additional $24.9 million in additional notes (the “Additional Notes” and together with the Original Backstop Notes, the “Backstop Notes”) to Fortress, pursuant to the terms of an exchangeable notes purchase agreement (the “Exchangeable Notes Purchase Agreement”), dated October 28, 2021, by and among us, our subsidiary, and Fortress. The Additional Notes were issued pursuant to the Indenture and contain identical terms to the Original Backstop Notes.
The Backstop Notes were issued at par, have a maturity of seven years, bearing interest at the rate of 5.50% per annum which is paid semi-annually, March 30 and September 30 of each year, commencing on March 30, 2022.
The Backstop Notes are guaranteed by us and are exchangeable into our common stock at $12.50 per share (the “Base Exchange Rate”) at any time at the option of Fortress. The Base Exchange Rate may be adjusted for certain dilutive events or change in control events as defined by the Indenture (the “Adjusted Exchange Rate”). Additionally, if after the two-year anniversary of September 30, 2021, the Company’s shares are trading at a defined premium to the Base Exchange Rate or applicable Adjusted Exchange Rate, the Company may redeem the Backstop Notes for cash, force an exchange into shares of its common stock at an amount per share based on a time-value make whole table, or settle with a combination of cash and an exchange (the “Company Option”).
The Indenture contains customary financial covenants including those related to a “maximum total debt to Adjusted EBITDA” ratio.

Premium Finance Agreement
See Note 5 — Premium Finance Agreement in our unaudited condensed consolidated financial statements included in this report for a description of this agreement.
Bank Overdraft Facility
See Note 10 — Long-Term Debt and Other Borrowings, Net in our Annual Report on Form 10-K for a description of this agreement. No amounts were drawn on this facility as of December 31, 2022, and the facility expired in accordance with its terms on February 13, 2023.
Purchase Commitments
As of June 30, 2023, we had $21.3 million in purchase commitments relating to contractually committed carrier spend for the remainder of the 2023 fiscal year, and $34.2 million in purchase commitments relating to contractually committed carrier spend for the fiscal years 2024 through 2027.
Issuance of Equity Securities during 2023
On June 1, 2023, we issued 10,000,000 shares of our common stock to Twilio, Inc. as described in the “Trends and Recent Developments” section of this report.
Cash Availability
Our current cash balance as of June 30, 2023 decreased from December 31, 2022 primarily due to cash paid for due diligence, legal, and transaction costs related to the acquisition of Twilio’s IoT Business and the related headcount of human capital acquired.
For the remainder of 2023, we expect to fund supplier and carrier-related purchase and lease commitments (all of which are costs of operating the business) entirely from cash inflows from our customers. We currently expect that the excess cash flows after paying our contractual commitments described in “Purchase Commitments” above, as well as other costs of our business, such as payroll, costs incurred for suppliers, carrier spend in addition to the committed spend described above in “Purchase Commitments”, interest, and taxes, will be sufficient to meet outstanding debt principal payments throughout the remainder of 2023.
Cash Flows
Cash flows provided by operating activities
Our overall liquidity has historically been driven by our cash flow provided by operating activities, which is dependent on net income and changes in our working capital. Net cash provided by operating activities for the six months ended June 30, 2023, was primarily driven by the effect of net income components, with a decrease of cash from operations including approximately $6.7 million due to interest expense during the six months ended June 30, 2023 of $20.6 million, compared to interest expense of $13.9 million during the six months ended June 30, 2022, due to increases in interest rates as discussed in the section, “Trends and Recent Developments”. Additionally, net cash provided by operating activities was impacted by changes in working capital resulting from the timing of receipts and payments.
Cash flows used in investing activities
Cash used in investing activities for the six months ended June 30, 2023, was primarily due to investments in capital expenditures related to technology equipment, software licenses, and internally developed software, as well as expenditures for other fixed assets.
Cash flows used in financing activities
Cash used in financing activities in the six months ended June 30, 2023, was primarily due to loan principal repayments.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies and estimates is included in the “Management’s Discussion and Analysis of

Financial Condition and Results of Operations – Critical Accounting Estimates” section in the Annual Report on Form 10-K. Our critical accounting policies and estimates have not materially changed since December 31, 2022.
Management discusses the ongoing development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.
We expect quarter-to-quarter GAAP earnings volatility from our business activities. This volatility can occur for a variety of reasons, particularly changes in assessments of indicators of impairment regarding goodwill. In addition, the amount or timing of our reported earnings may be impacted by technical accounting issues and estimates.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide this information.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure controls and procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were not effective as of June 30, 2023, due to the material weaknesses in the Company’s internal control over financial reporting as reported in its Annual Report on Form 10-K.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, the Company may be involved in litigation arising in the ordinary course of business. There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of the Company’s property is subject.
ITEM 1A.    RISK FACTORS
For a discussion of potential risks and uncertainties applicable to us, see the information under Item 1A. “Risk Factors” in the Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. Additionally, we identified another risk factor applicable to us, as follows:
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Indebtedness under the Senior Secured UBS Term Loan has a variable interest rate, and increases in SOFR could cause our debt service obligations to increase significantly. Borrowings under the Senior Secured UBS Term Loan and potential borrowings under the Senior Secured Revolving Credit Facility are at variable rates of interest and expose us to interest rate risk. As interest rates increase, our debt service obligations on our variable rate indebtedness increase. As a result of increased interest expense, our net income and cash flows, including cash available for servicing this indebtedness, will correspondingly decrease.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On March 26, 2023, the Company entered into a purchase agreement (“Purchase Agreement”) with Twilio, Inc. (“Twilio”) whereby the Company agreed to purchase, subject to the satisfaction or waiver of the conditions set forth therein, the “internet of things” business of Twilio through the purchase of certain assets, including certain technology and intellectual property rights, and the assumption of certain liabilities, of Twilio (the “Transaction”). As consideration pursuant to the terms and conditions of the Purchase Agreement, upon consummation of the Transaction (the “Closing”), KORE issued to Twilio 10,000,000 shares of KORE’s common stock. The Closing occurred on June 1, 2023.

Use of Proceeds from Registered Securities
There were no equity securities registered or use of proceeds from such during the quarter ended June 30, 2023

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the quarter ended June 30, 2023.

Working Capital Restrictions and Limitations Upon the Payment of Dividends
The Senior Secured UBS Term Loan agreement restricts the Company’s ability to pay cash dividends to its shareholders.
ITEM 5.    OTHER INFORMATION
As a Smaller Reporting Company, the Company is not required to disclose information in Item 5 regarding an executive compensation clawback policy until the issuance of its Form 10-K for the year ended December 31, 2023.
During the quarter ended June 30, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit Number		Exhibit Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement filed on Form S-1 on December 20, 2021).
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement filed on Form S-1 on December 20, 2021).
10.1	†
Employment Agreement by and between Jason Dietrich, the Company, and KORE Wireless Group, Inc. dated June 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2023)

10.2	† *	KORE Group Holdings, Inc. Omnibus Amendment to Restricted Stock Unit Award Agreements by and between KORE Group Holdings, Inc. and Romil Bahl, dated June 9, 2023
10.3	† *	KORE Group Holdings, Inc. 2021 Long Term Stock Incentive Plan Form of Director Restricted Stock Unit Award Agreement
10.4	† *	KORE Group Holdings, Inc. 2021 Long Term Stock Incentive Plan Form of Employee Restricted Stock Unit Award Agreement
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS		Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

†    Compensatory agreement.
*    Filed herewith.
**    Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KORE Group Holdings, Inc.

Date: August 9, 2023	By:	/s/ Romil Bahl
Romil Bahl
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Paul Holtz
Paul Holtz
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)