Form 10-Q
period 2023-09-30
KORE Group Holdings, Inc.
filed 2023-11-09
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

As of November 6, 2023, there were 86,710,582 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

KORE GROUP HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

KORE Group Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$19,767	$34,645
Accounts receivable, net	48,220	44,538
Inventories, net	9,925	10,051
Income taxes receivable	379	502
Prepaid expenses and other current assets	13,935	13,484
Total current assets	92,226	103,220
Non-current assets
Restricted cash	296	362
Property and equipment, net	12,122	11,899
Intangible assets, net	176,028	192,504
Goodwill	294,600	369,706
Operating lease right-of-use assets	9,905	10,019
Deferred tax assets	52	55
Other long-term assets	947	971
Total assets	$586,176	$688,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,455	$17,835
Accrued liabilities	24,539	15,793
Current portion of operating lease liabilities	1,433	1,811
Income taxes payable	2,212	207
Deferred revenue	7,931	7,817
Current portion of long-term debt and other borrowings, net	4,268	5,345
Total current liabilities	62,838	48,808
Non-current liabilities
Deferred tax liabilities	14,168	25,248
Warrant liability	19	33
Non-current portion of operating lease liabilities	9,741	9,275
Long-term debt and other borrowings, net	412,633	413,910
Other long-term liabilities	15,671	10,790
Total liabilities	$515,070	$508,064

Commitments and Contingencies

Stockholders’ equity
Common stock, voting; par value $0.0001 per share; 315,000,000 shares authorized, 86,724,356 and 76,292,241 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	$9	$8
Additional paid-in capital	459,047	435,292
Accumulated other comprehensive loss	(6,362)	(6,390)
Accumulated deficit	(381,588)	(248,238)
Total stockholders’ equity	71,106	180,672
Total liabilities and stockholders’ equity	$586,176	$688,736
See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Services	$57,046	$46,448	$155,619	$141,796
Products	11,587	19,689	48,525	64,240
Total revenue	68,633	66,137	204,144	206,036
Cost of revenue
Cost of services	22,794	16,581	57,405	50,740
Cost of products	8,202	14,960	35,624	49,701
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	30,996	31,541	93,029	100,441
Operating expenses
Selling, general and administrative	32,778	28,904	95,870	86,029
Depreciation and amortization	14,457	13,688	43,094	40,616
Goodwill impairment	78,255	—	78,255	—
Total operating expenses	125,490	42,592	217,219	126,645
Operating loss	(87,853)	(7,996)	(106,104)	(21,050)
Interest expense, including amortization of deferred financing costs, net	10,615	8,206	31,217	22,127
Change in fair value of warrant liability	(14)	(120)	(14)	(253)
Loss before income taxes	(98,454)	(16,082)	(137,307)	(42,924)
Income tax benefit	(3,093)	(1,805)	(3,957)	(6,285)
Net loss	$(95,361)	$(14,277)	$(133,350)	$(36,639)
Loss per share:
Basic and diluted	$(1.10)	$(0.19)	$(1.65)	$(0.49)
Weighted average number of shares outstanding:
Basic and diluted	86,655,279	76,240,530	81,046,880	75,514,986

Comprehensive loss
Net loss	$(95,361)	$(14,277)	$(133,350)	$(36,639)
Other comprehensive loss:
Foreign currency translation adjustment	(230)	(2,215)	28	(4,711)
Comprehensive loss	$(95,591)	$(16,492)	$(133,322)	$(41,350)

See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of June 30, 2023	86,552,595	$9	$455,381	$(6,132)	$(286,227)	$163,031
Foreign currency translation adjustment	—	—	—	(230)	—	(230)
Stock-based compensation expense	—	—	3,435	—	—	3,435
Vesting of restricted stock units	171,761	—	—	—	—	—
Private offering and merger financing refund	—	—	231	—	—	231
Net loss	—	—	—	—	(95,361)	(95,361)
Balance as of September 30, 2023	86,724,356	$9	$459,047	$(6,362)	$(381,588)	$71,106

Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2022	76,239,989	$8	$429,547	$(5,959)	$(164,400)	$259,196
Foreign currency translation adjustment	—	—	—	(2,215)	—	(2,215)
Stock-based compensation expense	—	—	3,019	—	—	3,019
Vesting of restricted stock units	52,252	—	—	—	—	—
Net loss	—	—	—	—	(14,277)	(14,277)
Balance as of September 30, 2022	76,292,241	$8	$432,566	$(8,174)	$(178,677)	$245,723

Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2022	76,292,241	$8	$435,292	$(6,390)	$(248,238)	$180,672
Foreign currency translation adjustment	—	—	—	28	—	28
Stock-based compensation expense	—	—	9,010	—	—	9,010
Shares withheld related to net share settlement	(134,713)	—	(185)	—	—	(185)
Vesting of restricted stock units	566,828	—	—	—	—	—
Common stock issued pursuant to acquisition	10,000,000	1	14,699	—	—	14,700
Private offering and merger financing refund	—	—	231	—	—	231
Net loss	—	—	—	—	(133,350)	(133,350)
Balance as of September 30, 2023	86,724,356	$9	$459,047	$(6,362)	$(381,588)	$71,106

Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2021	72,027,743	$7	$401,702	$(3,463)	$(142,038)	$256,208
Foreign currency translation adjustment	—	—	—	(4,711)	—	(4,711)
Stock-based compensation	—	—	7,570	—	—	7,570
Vesting of restricted stock units	52,252	—	—	—	—	—
Common stock issued pursuant to acquisition	4,212,246	1	23,294	—	—	23,295
Net loss	—	—	—	—	(36,639)	(36,639)
Balance as of September 30, 2022	76,292,241	$8	$432,566	$(8,174)	$(178,677)	$245,723
See accompanying notes to the unaudited condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by operating activities	$4,493	$20,527
Cash flows from investing activities
Additions to intangible assets	(12,186)	(9,027)
Additions to property and equipment	(3,410)	(2,945)
Payments for acquisitions, net of cash acquired	—	(46,002)
Net cash used in investing activities	$(15,596)	$(57,974)
Cash flows from financing activities
Repayment of term loan	(2,364)	(2,364)
Repayment of other borrowings—notes payable	(1,626)	(507)
Private offering and merger financing refund	231	—
Equity financing fees	—	(126)
Payment of deferred financing costs	—	(452)
Payment of financing lease obligations	—	(150)
Net cash used in financing activities	$(3,759)	$(3,599)
Effect of exchange rate changes on cash	(82)	(2,014)
Change in cash and restricted cash	$(14,944)	$(43,060)
Cash and restricted cash, beginning of period	35,007	86,343
Cash and restricted cash, end of period	$20,063	$43,283

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
The Company is incorporated in the state of Delaware and its operations are primarily located in North America. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
NOTE 2 – REVENUE RECOGNITION
Contract Balances
Deferred revenue as set forth on the Company’s condensed consolidated balance sheets as of September 30, 2023, and December 31, 2022, primarily relates to revenue that is recognized over time for IoT connectivity monthly recurring charges, with reductions in the balance related to the satisfaction or partial satisfaction of these contracts. The balance also contains a deferral for goods that are in transit at the period end for which control transfers to the customer upon delivery.
Disaggregated Revenue Information
The Company has presented the disaggregated disclosures below which are useful to understand the composition of the Company’s revenue during the respective reporting periods shown below:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2023	2022	2023	2022
IoT Connectivity*	$54,217	$42,949	$145,161	$129,816
Hardware Sales	9,541	16,266	42,484	56,747
Hardware Sales—bill-and-hold	2,088	3,423	6,558	7,493
Deployment services, professional services, referral services and other	2,787	3,499	9,941	11,980
Total	$68,633	$66,137	$204,144	$206,036
*Includes connectivity-related revenues from IoT Connectivity services and IoT Solutions services

KORE Group Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Customer Concentrations
The Company did not have any customer concentrations in revenue for the three and nine months ended September 30, 2023.
The Company did not have any customer concentrations in revenue for the three months ended September 30, 2022. For the nine months ended September 30, 2022, one customer, a large multinational medical device and healthcare company, represented approximately 11.9% of the Company’s total revenue.

Geographic Concentrations
For the three months ended September 30, 2023, and 2022, approximately 82% and 83%, respectively, of the Company’s revenue was generated in the United States. For the nine months ended September 30, 2023, and 2022, approximately 80% and 79%, respectively, of the Company’s revenue was generated in the United States.

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2023	2022	2023	2022
United States	$56,163	$54,935	$162,924	$163,768
Other countries	12,470	11,202	41,220	42,268
Total	$68,633	$66,137	$204,144	$206,036
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
The transaction was funded by an issuance of the Company’s shares of stock, as set forth in the table below. Transaction costs for legal consulting, accounting, and other related costs incurred in connection with the acquisition were approximately nil and $2.6 million for the three and nine months ended September 30, 2023, respectively, which are included in selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for those periods.
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
Goodwill represents the future economic benefits that the Company expects to achieve as a result of the acquisition of the human capital and assets. The goodwill resulting from this acquisition is deductible for tax purposes.
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
The transaction was funded by available cash and an issuance of the Company’s shares of stock. Transaction costs for legal, consulting, accounting, and other related costs incurred in connection with the acquisition were $1.7 million, of which $0.3 million was incurred prior to 2022. Included in the three and nine months ended September 30, 2022, were nil and $1.4 million, respectively, of transaction costs, which were included in selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for those periods.
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
The acquisition agreement included customary indemnification terms. In accordance with the acquisition agreement, approximately $3.5 million of the cash purchase price paid at closing was held in escrow for a maximum of 18 months from the closing date, to guarantee the performance of general representations and warranties regarding closing amounts and to indemnify the Company against any future claims. Payments from the escrow account did not result in any adjustments to the purchase price. Substantially all cash had been paid from the escrow account as of September 30, 2023.
The financial results of the Acquired Companies are included in the Company’s condensed consolidated statements of operations and comprehensive loss from the date of acquisition. For the three months ended September 30, 2022, the amounts of revenue and net income included in the Company’s condensed consolidated statements of operations and comprehensive loss were $14.6 million and $3.9 million, respectively. For the nine months ended September 30, 2022, the amounts of revenue and net income included in the Company’s condensed consolidated statements of operations and comprehensive loss were $35.4 million and $8.5 million, respectively.
Unaudited pro forma information

Had the BMP Business Combination been completed on January 1, 2021, net revenue would have been $211.8 million and the net loss would have been $34.9 million for the nine months ended September 30, 2022. The pro forma net loss for the nine months ended September 30, 2022, includes a non-recurring pro forma adjustment relating to the acquisition-related costs of $1.4 million. Net revenue and net loss for the three months ended September 30, 2022, would have been unaffected by any pro forma adjustments, as the BMP Business Combination was completed in the first quarter of 2022.
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

KORE Group Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
NOTE 4 – ACCOUNTS RECEIVABLE
The following table sets forth the details of the Company’s accounts receivable balances and allowance for credit losses as of September 30, 2023, and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
Accounts receivable	$48,650	$45,097
Allowance for credit losses	(430)	(559)
Accounts receivable, net	$48,220	$44,538
The Company generally does not require collateral from its customers, although it may require letters of credit in certain instances to limit its credit risk.
The Company did not have any customer concentrations in accounts receivable as no one customer represented over 10% of the Company’s accounts receivable balances as of September 30, 2023. One customer, a large multinational medical device and healthcare company, represented over 10% of the Company’s accounts receivable balances as of December 31, 2022. The same customer represented 11.9% of the Company’s revenue during the nine months ended September 30, 2022, (see also Note 2—Revenue Recognition).
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
The outstanding principal balance of the remaining Premium Finance Agreement included in the “current portion of long-term debt and other borrowings, net” on the condensed consolidated balance sheets as of September 30, 2023, and December 31, 2022, was $1.1 million and $2.8 million, respectively.
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
As of September 30, 2023, the Company’s valuation policy and processes had not changed from those described in the consolidated financial statements for the year ended December 31, 2022, included in the Annual Report on Form 10-K. Included in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements for the year ended December 31, 2022, in the Annual Report on Form 10-K is a detailed description of our financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.
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
As of September 30, 2023, and December 31, 2022, 272,779 private placement warrants remained outstanding with a fair value based on a price of $0.07 per warrant and $0.12 per warrant, respectively.
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
The table below sets forth the amortized cost and fair value of the Company’s Senior Secured UBS Term Loan and Backstop Notes as of September 30, 2023, and December 31, 2022. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

Financial Instrument and Fair Value Level	Measurement	September 30, 2023	December 31, 2022
		($ in thousands)
Senior Secured UBS Term Loan (Level 2)	Amortized cost	$297,979	$298,956
	Fair value	$284,222	$283,612

Backstop Notes (Level 3)	Amortized cost	$117,806	$117,545
	Fair value	$94,311	$92,900
Additional disclosures regarding Level 3 unobservable inputs - Backstop Notes
We use a third‑party valuation firm who utilizes proprietary methodologies to value our Backstop Notes. This firm uses a lattice modeling technique to determine the fair value of this Level 3 liability. The use of this technique requires the determination of relevant inputs and assumptions, some of which represent significant unobservable inputs such as credit spreads and equity volatility based on guideline companies, as well as other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The following table sets forth information regarding the Company’s significant Level 3 inputs as of September 30, 2023, and December 31, 2022:

Financial Instrument disclosed as Level 3	Input	September 30, 2023	December 31, 2022
		($ in thousands, except stock price)
Backstop Notes	Principal amount	$120,000	$120,000
	Term to maturity date	5.00 years	5.75 years
	Stock price	$0.61	$1.26
	Credit spreads	689 bps	759 bps
	Selected equity volatility	98.6%	85.6%

KORE Group Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
NOTE 7 – NET LOSS PER SHARE
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the periods ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(95,361)	$(14,277)	$(133,350)	$(36,639)
Net loss attributable to common stockholders	$(95,361)	$(14,277)	$(133,350)	$(36,639)
Denominator:
Weighted average common shares outstanding
Basic and diluted (in number)	86,655,279	76,240,530	81,046,880	75,514,986
Net loss per share
Basic and diluted	$(1.10)	$(0.19)	$(1.65)	$(0.49)

The following securities were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
(Number of shares)	September 30,		September 30,
	2023	2022	2023	2022
Common stock issued under the backstop agreement	9,600,031	9,600,031	9,600,031	9,600,031
Grants of unvested restricted stock units (time-vesting only)	7,449,932	3,840,501	6,021,748	3,468,900
Private placement warrants	272,779	272,779	272,779	272,779
Unvested restricted stock units with both time and performance metrics are excluded from the disclosure of weighted-average potentially anti-dilutive securities because the performance metrics were not met at the end of the reporting period; therefore, these securities are not considered to be contingently issuable for purposes of dilutive EPS or anti-dilution calculations.
NOTE 8 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table sets forth the details of “prepaid expenses and other current assets” included on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
Prepaid expenses	$9,114	$8,362
Prepaid deposits	2,373	2,864
Indirect sales taxes receivable	1,226	1,735
Other current assets	1,222	523
Total prepaid expenses and other current assets	$13,935	$13,484
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of September 30, 2023, the Company had approximately $17.8 million in material purchase commitments for the remainder of the 2023 fiscal year, and approximately $34.1 million in material purchase commitments for the fiscal years 2024 through 2027.
Legal Contingencies
From time to time, the Company may be a party to litigation relating to claims arising in the normal course of business. As of September 30, 2023, the Company was not aware of any legal claims that could materially impact its financial condition.

KORE Group Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
NOTE 10 – RELATED PARTY TRANSACTIONS
Office Lease and Professional Services Agreement
A wholly-owned subsidiary of the Company located in Brazil maintained an office lease and professional services agreement with a company controlled by a key member of the subsidiary’s management team.
Aggregate expenses for these transactions were nil and $0.3 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively. These amounts are recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
The office lease and professional services agreement with this affiliate were terminated on June 29, 2023.
NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth the details of supplemental cash flow information for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Non-cash investing and financing activities:
Non-cash consideration (stock) issued for acquisition	$14,700	$23,295
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	1,629	3,409
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities upon the adoption of ASC 842	—	9,604
ASU 2020-06 Adoption	—	15,163
Premium Finance Agreement	—	3,621
NOTE 12 – GOODWILL

The Company tests goodwill for impairment on an annual basis on October 1 of each year, or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. During the third quarter of 2023, the Company identified circumstances prior to its annual goodwill test that indicated that it was “more likely than not” that the fair value of the reporting unit (the Company) was below its carrying value. The Company therefore performed qualitative and quantitative goodwill impairment tests during the third quarter of 2023. The primary qualitative impairment indicator noted was a sustained decline in the Company’s share price from the second quarter of 2023.

The fair value of the Company was estimated by equally weighing the results of an income approach and market approach. Valuation techniques utilized were substantially considered Level 3 inputs in the fair value hierarchy. These inputs included the Company’s internal forecasts of its future results, cash flows, and its weighted average cost of capital. Key assumptions used in the impairment analysis included projected revenue growth rates, discount rates, and market factors such as earnings multiples from comparable publicly traded companies.

As a result of the Company’s goodwill impairment testing, the Company concluded that the carrying value of the Company exceeded its estimated fair value, and recorded a goodwill impairment loss of approximately $78.3 million, which represents the accumulated impairment loss subsequent to December 31, 2022, for both the three and nine months ended September 30, 2023. No such impairment charges were recorded for the three and nine months ended September 30, 2022.
NOTE 13 – SUBSEQUENT EVENTS

On November 9, 2023, the Company terminated its previous $300.0 million term loan and $30.0 million revolving credit facility, and replaced it with a new term loan and revolving credit facility (“New Credit Agreement”), and a preferred stock issuance with an investor, as further described below.

KORE Group Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
New Credit Agreement

On November 9, 2023, the Company, as borrower, and certain other subsidiaries of the Company, as guarantors, entered into a certain credit agreement with Whitehorse Capital Management, LLC, as Administrative Agent and Collateral Agent, and UBS Securities LLC, as Lead Arranger and Bookrunner, that consisted of a term loan of $185.0 million (the “Senior Secured Term Loan”) as well as a senior secured revolving credit facility of $25.0 million (the “Senior Secured Revolver Facility” and, together with the Senior Secured Term Loan, the “Credit Facilities”). Borrowings under the Senior Secured Term Loan and the Senior Secured Revolver Facility bear interest at a rate which can be, at the borrower’s option, either (1) Term SOFR for a specified interest period plus an applicable margin of up to 6.50% or (2) a base rate plus an applicable margin of up to 5.50%. After the closing date, the applicable margins for Term SOFR rate and base rate borrowings are each subject to a reduction to 6.25% and 6.00% if the borrower maintains a First Lien Net Leverage Ratio of less than 2.25:1.00 and greater than or equal to 1.75:1.00 and less than 1.75:1.00, respectively. The Term SOFR rate is subject to a “floor” of 1.0%. Additionally, the borrower is required to pay a commitment fee of up to 0.50% per annum of the unused balance of the Senior Secured Revolver Facility. The quarterly interest is paid on the last business day of each interest period (for Term SOFR loans) and on the last business day of each March, June, September and December (for Base Rate loans), except at maturity. Principal on the Senior Secured Term Loan is paid on the last business day of each March, June, September, and December and principal on the Senior Secured Revolver Facility is paid at maturity. The proceeds of the Credit Facilities have been used to fully repay the previously existing senior secured term loan and revolver facilities entered into December 21, 2018 (as from time to time amended and supplemented) with UBS. The New Credit Agreement provides for certain limitations on cash dividends and other distributions from the Company’s subsidiaries to the Company (including the Company’s ability to pay cash dividends to its shareholders) and contains, among other things, financial covenants related to maximum total debt to adjusted EBITDA ratio and a first lien debt to adjusted EBITDA ratio. The Credit Facilities are secured by substantially all the assets of the Company’s subsidiaries. At closing of the transaction, the Senior Secured Term Loan was fully drawn and the amount drawn under the Senior Secured Revolver Facility was $—.

The obligations of the Company and the obligations of the borrower and the guarantors under the Credit Facilities are secured by first priority pledges of and security interests in (i) substantially all of the existing and future equity interests of KORE Wireless Group, Inc. and each of its subsidiaries organized in the U.S. held by the borrower or the guarantors under the Credit Facilities, as well as 65% of the existing and future equity interests of certain first-tier foreign subsidiaries held by the borrower or the guarantors under the Credit Facilities and substantially all of the existing and future equity of any subsidiary organized in the U.S. that is held by certain foreign subsidiaries and (ii) substantially all of the KORE Wireless Group, Inc.’s and each guarantor’s tangible and intangible assets, in each case subject to certain exceptions and thresholds.

Investment Agreement

On November 9, 2023, the Company entered into an Investment Agreement (the “Investment Agreement”) with Searchlight IV KOR, L.P., a Delaware limited partnership affiliated with Searchlight Capital Partners, L.P. (the “Purchaser”). The Company has agreed to issue and sell to the Purchaser, pursuant to the Investment Agreement, (i) shares of Series A-1 Preferred Stock of the Company, par value of $0.0001 (the “Series A-1 Preferred Stock”), at a price per share of $1,000 and (ii) a warrant (the “Warrant”) to purchase shares of common stock of the Company, par value of $0.0001 per share (the “Common Stock”), with an exercise price of $0.01 per share (as may be adjusted in accordance with the Warrant) in a private placement (collectively, the “Financing”) for an aggregate purchase price of $150.0 million (the “Purchase Price”). At the closing (the “Closing”), the Company will issue to the Purchaser an aggregate of 150,000 shares of the Series A-1 Preferred Stock and a Warrant to purchase up to an aggregate of 11,800,000 shares of Common Stock (as may be adjusted in accordance with the Warrant). The Company expects that the Closing will occur on or before December 1, 2023, subject to satisfaction of the conditions set forth in the Investment Agreement, including delivery of the Purchase Price by the Purchaser and the execution, delivery and effectiveness of the New Credit Agreement (as described above).

On the terms and subject to the conditions set forth in the Investment Agreement, from and after the Closing until the date that is six months following the Closing, the Company has the option to issue and sell to the Purchaser for an aggregate purchase price up to $20.0 million, additional shares of Series A-1 Preferred Stock and additional Warrants (“Additional Warrants”) the proceeds of which may be used by the Company solely to repurchase shares of Common Stock from a stockholder (excluding any directors or executive officers of the Company and certain affiliates) in an amount not to exceed 10 million shares of Common Stock and otherwise on the terms set forth in the Investment Agreement.

Certificate of Designations for Series A-1 Preferred Stock

Dividends on each share of Series A-1 Preferred Stock will accrue daily on the Preference Amount (as defined below) at the then-applicable Dividend Rate (as defined below) and will be payable quarterly in arrears, as set forth in the certificate of designations

KORE Group Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
designating the Series A-1 Preferred Stock. As used herein, “Dividend Rate” with respect to the Series A-1 Preferred Stock means 13% per annum, with an increase to 15% per annum if the Company shall fail to redeem all of the outstanding shares on the tenth anniversary of issuance (the “Mandatory Redemption Date”). Dividends are payable either in cash or through an accrual of unpaid dividends (“Accrued Dividends”), at the Company’s option.

The Series A-1 Preferred Stock will rank senior to the Company’s Common Stock with respect to dividend rights, redemption rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

At any time on or before the first anniversary of the Closing, the Company may redeem all or any portion of the Series A-1 Preferred Stock in cash at a price equal to 104.0% of the sum of (i) the original liquidation preference of $1,000 per share of Series A-1 Preferred Stock plus (ii) any Accrued Dividends ((i) and (ii), collectively, the “Preference Amount”) plus (iii) accrued and unpaid distributions as of the redemption date. Any time after the first anniversary of the Closing but on or prior to the second anniversary of the Closing, the Company may redeem all or any portion of the Series A-1 Preferred Stock in cash at a price equal to 102.0% of (i) the Preference Amount plus (ii) accrued and unpaid distributions as of the redemption date. Any time after the second anniversary of the Closing but on or prior to the third anniversary of the Closing, the Company may redeem all or any portion of the Series A-1 Preferred Stock in cash at a price equal to 101.0% of (i) the Preference Amount plus (ii) accrued and unpaid distributions as of the redemption date. Any time after the third anniversary of the Closing, the Company may redeem all or any portion of the Series A-1 Preferred Stock in cash at a price equal to (i) the Preference Amount plus (ii) accrued and unpaid distributions as of the redemption date. The foregoing redemptions are referred to as an “Optional Redemption.”

If (i) a Change of Control (as defined in the Series A-1 Preferred Stock Certificate of Designations) occurs, the Company shall have the option to redeem, and the holders of Series A-1 Preferred Stock may elect to have redeemed, in whole or in part, the shares of Series A-1 Preferred Stock, or (ii) a Bankruptcy Triggering Event (as defined in the Series A-1 Preferred Stock Certificate of Designations) occurs, the Company shall redeem all of the Series A-1 Preferred Stock, in each case by paying the redemption price payable on an optional redemption as of the date of such redemption.

The Series A-1 Preferred Stock is mandatorily redeemable on the Mandatory Redemption Date, at a price per share of Series A-1 Preferred Stock equal to the Preference Amount plus accrued and unpaid distributions as of the Mandatory Redemption Date.

Following the second anniversary of the Closing, if there is a redemption resulting from a Change of Control or an Optional Redemption, the Company shall pay to the holders of Series A-1 Preferred Stock an Incremental Amount (as defined in the Series A-1 Preferred Stock Certificate of Designations) in cash under certain circumstances, and in accordance with the formula, set forth in the Series A-1 Preferred Stock Certificate of Designations.

The Series A-1 Preferred Stock Certificate of Designations also provides that, upon any transfer of a share of Series A-1 Preferred Stock to any person other than a Permitted Transferee (as defined in the Series A-1 Preferred Stock Certificate of Designations) of the applicable holder thereof, such share of Series A-1 Preferred Stock shall automatically convert into one share of Series A-2 Preferred Stock of the Company, par value of $0.0001 (the “Series A-2 Preferred Stock”). The terms of the Series A-2 Preferred Stock, as set forth in the certificate of designations designating the Series A-2 Preferred Stock, the form of which is attached as Annex I-2 to the Investment Agreement (the “Series A-2 Preferred Stock Certificate of Designations” and, together with the Series A-1 Preferred Stock Certificate of Designations, the “Certificates of Designations”), shall be identical to the terms of the Series A-1 Preferred Stock in all material respects except that the payment of the Incremental Amount and conversion described in the preceding sentence shall not apply to the Series A-2 Preferred Stock.

The Series A-1 Preferred Stock is not convertible into Common Stock.

Each holder of Series A-1 Preferred Stock will have one vote per share on any matter on which holders of Series A-1 Preferred are entitled to vote separately as a class (as described below), whether at a meeting or by written consent. The holders of shares of Series A-1 Preferred Stock do not otherwise have any voting rights except as required by applicable law.

The vote or consent of the holders of at least a majority of the shares of Series A-1 Preferred Stock and Series A-2 Preferred Stock outstanding at such time, voting together as a single class, is required in order for the Company to (i) amend, alter or repeal any provision of (x) its Amended and Restated Certificate of Incorporation (excluding the Certificates of Designations) or Bylaws in a manner that would materially and adversely affect the rights, preferences, privileges or powers of the Series A-1 Preferred Stock or Series A-2 Preferred Stock, as applicable, or (y) the Certificates of Designations, (ii) authorize or issue any capital stock ranking senior or pari passu to the Series A-1 Preferred Stock or the Series A-2 Preferred Stock, (iii) incur, assume or guarantee any

KORE Group Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
indebtedness, subject to the exceptions set forth therein, and (iv) declare, pay or set aside any dividend on, or make any distribution with respect to, or redeem, purchase or make a liquidation payment relating to, any capital stock ranking pari passu or junior to the Series A-1 Preferred Stock, subject to the exceptions set forth therein.

In addition, the vote or consent of the holders of at least a majority of the shares of Series A-1 Preferred Stock outstanding at such time, voting together as a single class, is required in order for the Company to amend, alter or repeal any provision of the Amended and Restated Certificate of Incorporation (including the Certificates of Designations) or Bylaws in a manner that would materially and adversely affect the rights, preferences, privileges or powers of the Series A-1 Preferred Stock compared to those of the Series A-2 Preferred Stock.

Warrants to Purchase Company Common Stock

Pursuant to the Investment Agreement, the Company has agreed to issue the Warrant to purchase 11,800,000 shares of Common Stock at an exercise price of $0.01 per share, subject to certain customary anti-dilution adjustments provided under the Warrants, including among others for stock splits, reclassifications, combinations and dividends or distributions made by the Company on the Common Stock. The Warrants are exercisable on a cash or net settlement basis. The Warrants, including any Additional Warrants issued after the Closing, will expire ten years after the date of issuance, except as otherwise provided therein.

Investor Rights Agreement

On the closing date, the Company will amend and restate its Investor Rights Agreement, dated as of September 30, 2021 (the “Investor Rights Agreement”), by and among the Company, Cerberus Telecom Acquisition Holdings, LLC (“Cerberus”), the ABRY Entities (as defined therein) (“ABRY”) and certain other stockholders of Maple Holdings Inc. (a predecessor entity to the Company). The amendment and restatement of the Investor Rights Agreement (the “Amended and Restated Investor Rights Agreement”) will be by and among the Company, Cerberus, ABRY and the Purchaser.

Pursuant to the Amended and Restated Investor Rights Agreement, the board of directors of the Company (the “Board”) shall be comprised of up to ten (10) directors, which shall include (i) up to two directors designated by the ABRY, (ii) up to two directors designated by Cerberus, (iii) up to two directors designated by the Purchaser, (iv) three independent directors designated by the Board and (v) the chief executive officer of the Company.

Each of ABRY and Cerberus will be entitled to designate two directors to be appointed to the Board until such time as it no longer owns shares of Common Stock representing greater than 5% of the total shares of Common Stock then-outstanding. The Purchaser will be entitled to designate two directors to be appointed to the Board until such time as it and its affiliates no longer own at least 7,866,666 shares of Common Stock.

The Amended and Restated Investor Rights Agreement provides customary registration rights for the shares of Common Stock underlying the Warrant and any Additional Warrants issued pursuant to the Investment Agreement to the Purchaser.

In connection with the Amended and Restated Investor Rights Agreement, the Company is entering into voting agreements with each of (a) Cerberus and (b) ABRY.

Unregistered Sales of Equity Securities

All of the shares of Common Stock issued pursuant to the Investment Agreement and the Warrants will be offered and sold by the Company pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of KORE Group Holdings, Inc. should be read together with the Annual Report on Form 10-K and unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023, and September 30, 2022, together with related notes thereto. Unless the context otherwise requires, all references in this section to “the Company” “KORE,” “us,” “our,” or “we” refer to KORE Group Holdings, Inc.
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
•issues related to introductions of new or improved products such as supply chain disruptions or shortages of prior generation products or short-term decreased demand for next-generation products;
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

Overview
We provide advanced connectivity services, location-based services, device solutions, managed and professional services used in the development and support of the IoT technology for the machine-to-machine market. Our IoT platform is delivered in partnership with the world’s largest mobile network operators and provides secure, reliable, wireless connectivity to mobile and fixed devices. This technology enables us to expand our global technology platform by transferring capabilities across new and existing vertical markets and delivering complimentary products to channel partners and resellers worldwide.

Trends and Recent Developments
Overall macroeconomic environment and its effect on us
The macroeconomic environment in the first nine months of 2023 remained uncertain, with continued business concerns around sustained high interest rates and potential for an economic downturn in the United States. To combat persistent inflation, the Federal Reserve Bank of the United States (the “Fed”) raised the federal funds rate to a current federal funds rate of 5.25% - 5.50%. Although the Fed does not directly set interest rates, Fed actions have indirect effects on lending markets, and the sustained high interest rate environment has caused significant volatility in both consumer and business lending markets.
While the magnitude of financial market volatility has lessened over time, as market participants have become more accustomed to higher borrowing costs, uncertainty persists regarding forthcoming policy decisions of the Fed, as well as unemployment and recession concerns. Economic weakness or perceived economic weakness may negatively impact business and consumer demand overall, and may cause reduced spending and longer sales cycles for IoT solutions, which in turn may adversely affect our business.
Recent developments in our business

On November 9, 2023, the Company terminated its previous $300.0 million term loan and $30.0 million revolving credit facility, and replaced it with a new term loan and revolving credit facility, and a preferred stock issuance with an investor, among other events, as fully described in Item 1, Note 13 — Subsequent Events.
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
Total Number of Connections include the contribution of eSIMs (a digital version of a subscriber identity module, or “SIM”) and is the principal measure used by management to assess the performance of the business on a periodic basis. The table below sets forth our Total Number of Connections at Period End and Average Connections Count for the Period as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Total Number of Connections at Period End	18.9	million	15.0	million
Average Connections Count for the Period	16.8	million	15.2	million
Period-end and average connections as of September 30, 2023, include an increase of approximately 3.1 million and 1.0 million, respectively, added from the acquisition of Twilio’s IoT Business.
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
The revenue included in the current period excludes revenue from (i) customers that are non-go-forward customers, meaning customers that have either communicated to KORE before the last day of the current period their intention not to provide future business to KORE or customers that KORE has determined are transitioning away from KORE based on a sustained multi-year time period of declines in revenue and (ii) new customers that started generating revenue after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended September 30, 2023, we divide (i) revenue, for the trailing 12 months ended September 30, 2023, from go-forward customers that started generating revenue on or before September 30, 2022, by (ii) revenue, for the trailing 12 months ended September 30, 2022, from the same cohort of customers.
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
DBNER for the twelve-month periods ending September 30, 2023, and September 30, 2022, excludes connections from non-go-forward customers, the vast majority of which are connections from Non-Core Customers. KORE defines “Non-Core Customers” to be customers that management has judged to be lost as a result of the integration of Raco Wireless, Wyless, and other acquisitions completed in the 2014-2017 period, but which continue to have some connections (and account for some revenue) each year with KORE. Non-Core Customers are a subset of non-go-forward customers. As of January 1, 2024, these Non-Core Customers will neither have connections with nor generate revenue for KORE.
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
KORE’s DBNER was 96% for the twelve months ended September 30, 2023, as compared to 100% for the twelve months ended September 30, 2022. The decrease was mainly due to a decline in revenue from our largest customer upon the conclusion of its LTE transition project. Excluding our largest customer, DBNER was 104% for the twelve months ended September 30, 2023, as compared to 108% for the twelve months ended September 30, 2022.
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
As of September 30, 2023, our sales funnel, which we define as opportunities our sales team is actively pursuing, included approximately 1,700 opportunities with an estimated potential TCV of approximately $740.0 million. As of December 31, 2022, our sales funnel included over 1,400 opportunities with an estimated potential TCV of approximately $434.0 million.
Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022
Revenue
The tables below set forth details of our revenue, comprised of revenue from both services and products, for the three and nine months ended September 30, 2023, and 2022, respectively, together with the percentage of total revenue represented by each revenue category:

	Three Months Ended September 30,				Change
($ in thousands)	2023		2022		$	%
Services	$57,046	83%	$46,448	70%	$10,598	23%
Products	11,587	17%	19,689	30%	(8,102)	(41)%
Total Revenue	$68,633	100%	$66,137	100%	$2,496	4%

	Nine Months Ended September 30,				Change
($ in thousands)	2023		2022		$	%
Services	$155,619	76%	$141,796	69%	$13,823	10%
Products	48,525	24%	64,240	31%	(15,715)	(24)%
Total Revenue	$204,144	100%	$206,036	100%	$(1,892)	(1)%

For the three months ended September 30, 2023, services revenue increased by $11.3 million from IoT Connectivity revenue, which included customers from the acquisition of Twilio’s IoT Business, offset by a $0.7 million decrease in deployment and professional services. The decline in deployment and professional services primarily resulted from lower volumes from our Connected Health customers due to the timing of clinical trials and timing of other professional service engagements.

For the three months ended September 30, 2023, products revenue declined primarily due to hardware revenue from our Connected Health customers due to the timing of clinical trials.

For the nine months ended September 30, 2023, services revenue increased $15.7 million from IoT Connectivity revenue, which included customers from the acquisition of Twilio’s IoT Business, offset by a $1.9 million decrease in deployment and professional services. The decline in deployment and professional services resulted from our largest customer’s completion of its LTE transition project in the prior year, along with less volumes from our Connected Health customers in 2023 due to the timing of clinical trials.

For the nine months ended September 30, 2023, products revenue declined $15.0 million from hardware revenue due to our largest customer’s completion of its one-time LTE transition project in the comparative period for 2022 and lower volumes from our other Connected Health customers in 2023 due to the timing of clinical trials. The remaining $0.7 million decline in revenue resulted from a decline in SIM revenue.
The tables below set forth how management views our revenue for the three and nine months ended September 30, 2023, and 2022, together with the percentage of total revenue comprising each revenue category:

	Three Months Ended September 30,
($ in thousands)	2023		2022		$	%
IoT Connectivity	$55,169	80%	$43,415	66%	$11,754	27%
IoT Solutions	13,464	20%	22,722	34%	(9,258)	(41)%
Total Revenue	$68,633	100%	$66,137	100%	$2,496	4%

	Nine Months Ended September 30,
($ in thousands)	2023		2022		$	%
IoT Connectivity	$147,042	72%	$133,504	65%	$13,538	10%
IoT Solutions	57,102	28%	72,532	35%	(15,430)	(21)%
Total Revenue	$204,144	100%	$206,036	100%	$(1,892)	(1)%

For the three months ended September 30, 2023, IoT Connectivity revenue increased approximately $14.4 million from the organic growth from existing customers as well as the growth of their connected device bases year-over-year and the newly acquired IoT Connectivity revenue from the June 1, 2023 acquisition of Twilio’s IoT Business. These increases were partially offset by approximately $2.6 million from the decline in non-core customers. Non-core customers were the IoT Connectivity customers that were forced to churn at the end of 2022 with the completion of the 2G/3G sunsets in the United States.
For the three months ended September 30, 2023, IoT Solutions revenue declined due to hardware and deployment revenue from our connected health customers due to timing of clinical trials.
For the nine months ended September 30, 2023, IoT Connectivity revenue increased approximately $22.6 million from the organic growth from existing customers as well as the growth of their connected device bases year-over-year and the newly acquired IoT Connectivity revenue from the June 1, 2023 acquisition of Twilio’s IoT Business. These increases were offset by approximately $9.1 million from the decline in non-core customers. The non-core customers were IoT Connectivity customers that were forced to churn at the end of 2022 with the completion of the 2G/3G sunsets in the United States.
For the nine months ended September 30, 2023, IoT Solutions revenue declined primarily due to hardware and deployment revenue from our largest customer decreasing, and the 2022 comparative period including incremental one-time revenue from that customer’s LTE transition project.
Costs of revenue, exclusive of depreciation and amortization
The table below represents our cost of revenue for the three and nine months ended September 30, 2023, and September 30, 2022, respectively:

	Three Months Ended September 30,				Change
($ in thousands)	2023		2022		$	%
Services	$22,794	74%	$16,581	53%	$6,213	37%
Products	8,202	26%	14,960	47%	(6,758)	(45)%
Total cost of revenue	$30,996	100%	$31,541	100%	$(545)	(2)%

	Nine Months Ended September 30,
($ in thousands)	2023		2022		$	%
Services	$57,405	62%	$50,740	51%	$6,665	13%
Products	35,624	38%	49,701	49%	(14,077)	(28)%
Total cost of revenue	$93,029	100%	$100,441	100%	$(7,412)	(7)%

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross margin rate	2023	2022	2023	2022
Services	60%	64%	63%	64%
Products	29%	24%	27%	23%
Total gross margin	55%	52%	54%	51%
For the three months ended September 30, 2023, the cost of services increased compared to the same period in fiscal 2022. The increase in costs was primarily due to the increase in IoT Connectivity revenue from the Twilio acquisition. Gross margin percentage declined year-over-year due to the additional revenue from the Twilio IoT acquisition that was at margins in the mid-30% range.

For the three months ended September 30, 2023, the cost of products decreased compared to the same period in fiscal 2022. The decline was primarily due to lower hardware volumes from our Connected Health customers due to the timing of clinical trials.

For the nine months ended September 30, 2023, the cost of services increased compared to the same period in fiscal 2022. The increase in costs was primarily due to the increase in IoT Connectivity revenue from the Twilio IoT acquisition. Gross margin percentage declined year-over-year due to the additional revenue from the Twilio IoT acquisition for four months in 2023 that was at margins in the mid-30% range.

For the nine months ended September 30, 2023, the cost of products decreased compared to the same period in fiscal 2022. The decline was primarily due to lower hardware volumes from our Connected Health customers due to the timing of clinical trials.
The table below sets forth how management views our costs of revenue for the three and nine months ended September 30, 2023, and September 30, 2022, exclusive of depreciation and amortization:

	Three Months Ended September 30,				Change
($ in thousands)	2023		2022		$	%
IoT Connectivity	$21,151	68%	$15,322	49%	$5,829	38%
IoT Solutions	9,845	32%	16,219	51%	(6,374)	(39)%
Total cost of revenue	$30,996	100%	$31,541	100%	$(545)	(2)%

	Nine Months Ended September 30,
($ in thousands)	2023		2022		$	%
IoT Connectivity	$53,122	57%	$47,699	47%	$5,423	11%
IoT Solutions	39,907	43%	52,742	53%	(12,835)	(24)%
Total cost of revenue	$93,029	100%	$100,441	100%	$(7,412)	(7)%

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross margin rate	2023	2022	2023	2022
IoT Connectivity	62%	65%	64%	64%
IoT Solutions	27%	29%	30%	27%
Total gross margin	55%	52%	54%	51%

For the three months ended September 30, 2023, compared to the three months ended September 30, 2022, the cost of IoT Connectivity increased along with the increase in IoT Connectivity revenue. Gross margin percentage declined year-over-year due to the additional revenue from the Twilio IoT acquisition that was at margins in the mid-30% range.

For the three months ended September 30, 2023, compared to the three months ended September 30, 2022, the cost of IoT Solutions decreased primarily due to lower volumes associated with the decline in IoT Solutions revenue, which was mainly from our Connected Health customers due to the timing of clinical trials.

For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, the cost of IoT Connectivity increased due to the four months of incremental revenue from the Twilio IoT acquisition offset by declines in the cost of IoT Connectivity in the comparative period year-over-year as improved optimization and re-negotiated carrier costs were implemented beginning in the second quarter of 2022; hence, the first three months of 2022 did not benefit from the lower carrier costs.

For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, the cost of IoT Solutions decreased primarily due to lower volumes associated with the decline in IoT Solutions revenue, which was mainly from our largest customer’s completion of its incremental one-time LTE transition project in early 2022 and lower volumes from our Connected Health customers due to the timing of clinical trials.

Selling, general and administrative expenses

	Three Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Selling, general, and administrative	$32,778	$28,904	$3,874	13%

	Nine Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Selling, general, and administrative	$95,870	$86,029	$9,841	11%

Selling, general and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit and legal fees and general operating expenses.

The increase in SG&A expenses for the three months ended September 30, 2023, compared to the same period in fiscal 2022, was primarily driven by increases in headcount-related costs from the Twilio IoT acquisition. These costs included salaries, benefits, payroll taxes, variable compensation, stock-based compensation, and technology license costs associated with the number of employees.

The increase in SG&A expenses for the nine months ended September 30, 2023, compared to the same period in fiscal 2022, was also primarily driven by increases in headcount-related costs including those added from the Twilio IoT acquisition. Headcount costs continue to be pressured by the current inflationary market, as well as shortages in key skilled positions. Benefit costs in the period increased over 40% when compared to the same period in fiscal 2022 as more employees visit medical professionals or have minor or major procedures that were potentially put on hold due to the COVID-19 pandemic.
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
EBITDA and Adjusted EBITDA
“EBITDA” is defined as “net income (loss) before interest expense or interest income, income tax expense or benefit, and depreciation and amortization”. “Adjusted EBITDA” is defined as “EBITDA adjusted for unusual and/or other significant items that management views as distorting the operating results from period to period”. Such adjustments may include stock-based compensation, integration and acquisition-related charges, tangible and intangible asset impairment charges, certain contingent liability reversals, transformation, and foreign currency transaction gains and losses. EBITDA and Adjusted EBITDA are intended as supplemental measures of our performance that are neither required by nor presented in accordance with, GAAP. The Company believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net loss	$(95,361)	$(14,277)	$(133,350)	$(36,639)
Income tax benefit	(3,093)	(1,805)	(3,957)	(6,285)
Interest expense	10,615	8,206	31,217	22,127
Depreciation and amortization	14,457	13,688	43,094	40,616
EBITDA	$(73,382)	$5,812	$(62,996)	$19,819
Goodwill impairment	78,255	—	78,255	—
Change in fair value of warrant liability (non-cash)	(14)	(120)	(14)	(253)
Transformation expenses	1,876	2,461	5,434	5,927
Acquisition costs	—	—	1,776	1,400
Integration-related restructuring costs	3,011	2,604	8,333	10,288
Stock-based compensation (non-cash)	3,435	3,019	9,010	7,570
Foreign currency loss (non-cash)	781	1,077	1,018	1,554
Other	197	259	910	873
Adjusted EBITDA	$14,159	$15,112	$41,726	$47,178
Transformation expenses are related to the implementation of our strategic transformation plan, which includes the costs of a re-write of our core technology platform, expenses incurred to design certain new IoT Solutions, and “go-to-market” capabilities. These expenses began in 2019 and are expected to be completed by the end of 2023.
Acquisition costs for the three and nine months ended September 30, 2023, and 2022 were comprised of costs related to the acquisition of Twilio’s IoT business unit in 2023, while in 2022, these costs were comprised of costs related to the BMP Acquisition. Acquisition costs are those costs directly associated with legal, accounting diligence, quality of earnings, valuation, representations and warranties insurance coverage related to acquisitions, and search expenses related to an acquisition.
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
Liquidity and Capital Resources
Overview
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund our acquisitions and operating costs, and satisfy other general business needs. Our liquidity requirements have historically arisen from our working capital needs, obligations to make scheduled payments of interest and principal on our indebtedness, and capital expenditures to facilitate the growth and expansion of the business via acquisitions. Going forward, we may also utilize other types of borrowings, including bank credit facilities and lines of credit, among others. We may also seek to raise additional capital through public or private offerings of equity, equity-related, or debt securities, depending upon market conditions. The use of any particular source of capital and funds will depend on market conditions, the availability of these sources, and any acquisition or expansion opportunities available to us.
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

Summary of Financing Arrangements
The following table sets forth a summary of our financing arrangements as of September 30, 2023, and December 31, 2022:

			Drawn Amount (1)
Financing arrangement	Base Interest Rate (2)	Interest rate pricing spread	September 30, 2023	December 31, 2022
			($ in thousands)
Senior Secured UBS Term Loan	Term SOFR + 5.50%	0.10%	$297,979	$298,956
Senior Secured Revolving Credit Facility - UBS	Term SOFR + 5.50%	0.10%	—	—
Backstop Notes	5.50%	—	117,806	117,545
Premium Finance Agreement	4.60%	—	1,116	2,754
Bank Overdraft Facility	9.40%	2.00%	N/A	—
Total			$416,901	$419,255
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
Purchase Commitments
As of September 30, 2023, we had approximately $17.8 million in material purchase commitments for the remainder of the 2023 fiscal year, and approximately $34.1 million in material purchase commitments for the fiscal years 2024 through 2027.
Issuance of Equity Securities during 2023
On June 1, 2023, we issued 10,000,000 shares of our common stock to Twilio, Inc. as purchase consideration for its IoT Business.
Cash Availability
Our current cash balance as of September 30, 2023, decreased from December 31, 2022, primarily due to working capital needs, increased interest expense, and cash paid for due diligence, legal, and transaction costs related to the acquisition of Twilio’s IoT Business and the related headcount of human capital acquired. For the remainder of 2023, we expect to fund supplier and carrier-related purchase and lease commitments (all of which are costs of operating the business) primarily from cash inflows from our customers. We currently expect that the excess cash flows after paying our contractual commitments described in “Purchase Commitments” above, as well as other costs of our business, such as payroll, costs incurred for suppliers, carrier spending in addition to the committed spend described above in “Purchase Commitments”, interest, and taxes, will be sufficient to meet outstanding debt principal payments throughout the remainder of 2023, although we have the ability to draw upon our line of credit, and may do so should we deem it advantageous in meeting our shorter-term obligations.
Cash Flows
Cash flows provided by operating activities
Our overall liquidity has historically been driven by our cash flows provided by operating activities, which is dependent on net income and changes in our working capital. Net cash provided by operating activities for the nine months ended September 30, 2023, was primarily driven by the effect of net income components, with a decrease of cash from operations including an increase in interest expense of approximately $9.1 during the nine months ended September 30, 2023, of $31.2 million, compared to interest expense of

$22.1 million during the nine months ended September 30, 2022, due to increases in the variable rate component of the interest rate on our debt. Additionally, net cash provided by operating activities was impacted by changes in working capital resulting from the timing of cash receipts and payments.
Cash flows used in investing activities
Cash used in investing activities for the nine months ended September 30, 2023, was primarily due to investments in capital expenditures related to technology equipment, software licenses, and internally developed software, as well as expenditures for other fixed assets.
Cash flows used in financing activities
Cash used in financing activities in the nine months ended September 30, 2023, was primarily due to loan principal repayments.
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
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure controls and procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were not effective as of September 30, 2023, due to the material weaknesses in the Company’s internal control over financial reporting as reported in its Annual Report on Form 10-K.
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
ITEM 1A.    RISK FACTORS
For a discussion of potential risks and uncertainties applicable to us, see the information under Item 1A. “Risk Factors” in the Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. Additionally, we identified other risk factors applicable to us, as follows:

Future issuances of shares of our common stock or other securities convertible into shares of our common stock could cause the market value of shares of our common stock to decline and could result in dilution of your shares.
In connection with the closing of our new debt agreement on November     9, 2023, we concurrently issued new Series A-1 Preferred Stock and private placement warrants of additional preferred stock to an investor, and the investor may further purchase up to $20.0 million of Series A-1 Preferred Stock at the Company’s request at a subsequent date.
In addition, a substantial number of public and previously-existing private warrants convertible to shares of our common stock are outstanding, along with the convertible Backstop Notes, which are convertible to common stock.
Sales of substantial amounts of shares of our common stock (including shares of our common stock issued upon the exchange of warrants) or issuances of preferred stock or other classes of stock could cause the market price of shares of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares of our common stock for future sales, on the value of shares of our common stock. Sales of substantial amounts of shares of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for shares of our common stock.

We may incur significant impairment charges for our goodwill and/or long-lived assets (including intangible assets), which would materially and adversely affect our operating results.

Goodwill is the largest asset on our balance sheet, followed by intangible assets. We review goodwill and long-lived assets for impairment on an annual basis on October 1 of each year, or more frequently if indicators of impairment arise. If macroeconomic or market conditions deteriorate, the result of such review may indicate significant impairment charges to goodwill or long-lived assets. In the event we are required to record significant impairment charges to our goodwill, other intangibles, and/or other long-lived assets, such an expense would have a material adverse effect on our consolidated statements of operations in the period in which we record the charge, and permanently reduce retained earnings on the balance sheet by the same amount.
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
We are subject to continuing compliance monitoring by the NYSE. If we do not continue to meet the NYSE continued listing standards, our common stock may be delisted.

Our common stock is currently listed for trading on the NYSE, and the continued listing of our common stock on the NYSE is subject to our compliance with applicable listing standards. On September 5, 2023 we were notified by the NYSE that as of August 30, 2023, we had failed to meet the NYSE’s minimum average share price requirement. We have submitted a plan to the NYSE regarding regaining our compliance with this requirement. If we are unable to maintain compliance with the NYSE criteria for continued listing, our common stock may be subject to delisting. Delisting may have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the quarter ended September 30, 2023.
Use of Proceeds from Registered Securities
There were no equity securities registered or use of proceeds from such during the quarter ended September 30, 2023.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities during the quarter ended September 30, 2023.
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
During the quarter ended September 30, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KORE Group Holdings, Inc.

Date: November 9, 2023	By:	/s/ Romil Bahl
Romil Bahl
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Paul Holtz
Paul Holtz
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)