Form 10-K
period 2023-12-31
KORE Group Holdings, Inc.
filed 2024-04-15
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-K
_____________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-40856
_____________________________

KORE Group Holdings, Inc.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware	86-3078783
(State incorporation)	(I.R.S. Employer Identification No.)

3 Ravinia Drive, Suite 500, Atlanta, GA	30346
(Address of principal executive office)	(Zip code)
877-710-5673
Registrant’s telephone number, including area code
_____________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	KORE	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

Warrants to purchase common stock (1)
(Title of each class)

(1) On December 21, 2023, the New York Stock Exchange filed a Form 25 to delist the Company’s warrants and remove such securities from registration under Section 12(b) of the Exchange Act. Effective December 7, 2023, the Company’s warrants are trading on the OTC Pink Marketplace under the symbol “KORGW.”
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of stock held by non-affiliates as of June 30, 2023 (the last business day of the registrant’s most recently completed second quarter) was approximately $50.3 million based upon $1.22 per share, the closing price of the registrant’s common stock on that date on the New York Stock Exchange. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose. As of April 9, 2024, there were 83,196,842 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

i

Unless otherwise indicated, the terms “KORE Group Holdings, Inc.,” “KORE,” “we,” “us,” “our,” “ours,” “our company,” and “the Company” refer to KORE Group Holdings, Inc. and its wholly-owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements express our opinions, expectations, beliefs, plans, objectives, assumptions, forecasts or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “can,” “will,” “could,” “would,” or “should” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward looking. These forward-looking statements include all matters that are not historical facts.

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

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, contained in this Annual Report on Form 10-K.

Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and set forth below:

•our ability to develop and introduce new products and services successfully;
•our ability to compete in the market in which we operate;
•our ability to meet the price and performance standards of the evolving 5G New Radio (“5G NR”) products and technologies;
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
•the emergence of global public health emergencies, epidemics, or pandemics, which could extend lead times in our supply chain and lengthen sales cycles with our customers;
•the impact that new or adjusted tariffs may have on the costs of components or our products, and our ability to sell products internationally;
•our ability to be cost competitive while meeting time-to-market requirements for our customers;

•our ability to meet the product performance needs of our customers in wireless broadband data access markets;
•demand for our services;
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
•the conduct of business abroad, including related foreign currency risks;
•the pace of 5G wireless network rollouts globally and their adoption by customers;
•our ability to make focused investments in research and development;
•our ability to identify suitable acquisition candidates or to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments;
•our ability to hire, retain and manage additional qualified personnel to maintain and expand our business; and
•our ability to maintain adequate liquidity to meet our financial needs and/or raise capital in the future.

GLOSSARY

This glossary highlights some of the industry and other terms that we use elsewhere in this Annual Report on Form 10-K and is not a complete list of the defined terms used herein.

•“ASC” means Accounting Standards Codification as issued by the Financial Accounting Standards Board;
•“ASU” means Accounting Standards Updates as issued by the Financial Accounting Standards Board;
•“Backstop Notes” means the senior unsecured convertible notes in an aggregate principal amount of $120.0 million issued to a lender and its affiliates by a subsidiary of the Company and guaranteed by the Company;
•“Base Exchange Rate” means the $12.50 per share that is exchangeable for a Backstop Note into a share of Common Stock by us at any time at the option of the lender;
•“Board” means the board of directors of KORE Group Holdings, Inc.;
•“CaaS” means Connectivity-as-a-Service;
•“CEaaS” means Connectivity Enablement-as-a-Service;
•“Code” means the Internal Revenue Code of 1986, as amended;
•“CODM” means the chief operating decision maker;
•“EGC” means emerging growth company;
•“eSIM” means embedded subscriber identity module, which is a form of programmable SIM. It provides the capability to store multiple network profiles that can be provisioned and managed over-the-air;
•“eUICC” means embedded universal integrated circuit card, and is a form of programmable SIM card, often referred to as eSIM. It provides the capability to store multiple network profiles that can be provisioned and managed over-the-air;
•“Exchange Act” means the Securities Exchange Act of 1934, as amended;
•“FASB” means Financial Accounting Standards Board;
•“FDA” means U.S. Food and Drug Administration;
•“GAAP” means generally accepted accounting principles in the United States;
•“HIPAA” means Health Insurance Portability and Accountability Act;
•“Incentive Plan” means the KORE 2021 Long-Term Stock Incentive Plan;
•“IoT” means Internet of Things;
•“LTE” means Long-Term Evolution, which is a standard for wireless broadband communication for mobile devices and data terminals;
•“MRCs” means monthly recurring charges;
•“NYSE” means the New York Stock Exchange;
•“OEMs” means original equipment manufacturers;
•“OmniSIM” means eSIM /eUICC solution branded by KORE as a unique solution that offers a combination of KORE and local profiles on a single eSIM;
•“PCAOB” means the Public Company Accounting Oversight Board;
•“RSUs” means Restricted Stock Unit Awards;
•“SaaS” means software-as-a-service;
•“Searchlight” means Searchlight IV KOR, L.P., an affiliate of Searchlight Capital Partners, a global investment firm;
•“SEC” means the United States Securities and Exchange Commission;
•“SIM” means subscriber identity module;
•“SOFR” means the Secured Overnight Financing Rate, which is a reference rate of borrowing established by the cost of borrowing cash overnight collateralized by United States Treasury securities.

PART I

ITEM 1.    BUSINESS

Overview

We offer IoT connectivity to the Internet (“Connectivity”) and other IoT solutions to our customers. We are one of the largest global independent IoT enablers, delivering critical services globally to customers to deploy, manage, and scale their IoT application and use cases. We provide advanced connectivity services, location-based services, device solutions, and managed and professional services used in the development and support of IoT solutions and applications. Our IoT platform is delivered in partnership with the world’s largest mobile network operators and provides secure, reliable, wireless Internet connectivity to mobile and fixed devices. This technology enables us to expand our global technology platform by transferring capabilities across the new and existing vertical markets (as described below) and to deliver complementary products to channel partners and resellers worldwide.

We are a Delaware corporation, and our operations are primarily located in North America. We began operations in 2003. On October 1, 2021, our common stock, $0.0001 par value per share (the “common stock”), began trading on the NYSE under the symbol “KORE.”

Products and Services

We help clients deploy, manage, and scale their mission-critical IoT Solutions, offering a “one-stop shop” for enterprise customers seeking to obtain multiple IoT services and solutions from a single provider.

We provide Connectivity and IoT Solutions to enterprise customers across five key industry verticals, comprised of (i) Connected Health, (ii) Fleet Management, (iii) Asset Monitoring, (iv) Retail Communications Services and (v) Industrial IoT. We have built a platform to serve our clients in three areas: CaaS, IoT Managed Services/Solutions, and Analytics, which we refer to as “CSA,” or connectivity, solutions, and analytics.

Our industry verticals are not considered to be segments for the purposes of financial reporting, as discrete financial information is not available for the aforementioned verticals (or that of connectivity vs solutions) below the level of costs of revenue, exclusive of depreciation and amortization, and our CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

The scope of our products and services is set forth below:

Line of Business	Product / Service	Product / service description	Primary pricing method
IoT Connectivity 73% and 66% of revenue for the years ended 2023 and 2022, respectively	IoT Connectivity as a Service (CaaS)
•IoT Connectivity services offered through our IoT platform ‘KORE One’™
•Our connectivity solutions allow devices to seamlessly and securely connect anywhere in the world across any network connected to the Internet, which we call our multiple devices, multiple locations, multiple carriers CaaS multi-value proposition
Per subscriber per month for lifetime of device (7-10 years and growing) Multi-year contracts with automatic renewals

	IoT Connectivity Enablement as a Service (CEaaS) Not currently provided in the United States	• IoT Connectivity Management Platform as a Service (or individual KORE One engine) • Cellular Core Network as a Service (Cloud Native Evolved Packet Core “EPC”)

IoT Solutions 27% and 34% of revenue for the years ended 2023 and 2022, respectively	IoT Device Management Services	• Outsourced platform-enabled services (e.g., logistics, configuration, device management) •Sourcing of third-party devices globally, device design and selection services	Upfront fee per device or per device per month

	IoT Security Location Based Services (LBS)	•KORE’s SecurityPro® SaaS platform • KORE’s PositionLogic® SaaS platform and LBS APIs	Per subscriber per month

Customers

Our customers operate in a wide variety of sectors, including healthcare, fleet and vehicle management, asset management, communication services, and industrial/manufacturing. No single customer accounted for more than 10% of our total revenue for the year ended December 31, 2023. One customer, a large multinational medical device and health care company, accounted for 11% of our total revenue for the year ended December 31, 2022.

Key Partners

We partner with leading cellular providers to enable our Connectivity business. Our IoT ecosystem partners include enterprise-level IoT software providers as application platform partners, commercial hardware manufacturers as hardware OEM partners, electronics solutions providers as semi-conductor and module OEM partners, cloud providers, and systems integration services partners. These partnerships allow us to provide IoT Solutions to our customers.

KORE’s Competition and Differentiators

We believe that we are one of the few providers in the current market that can provide IoT enablement services, delivering CaaS, IoT Solutions, and Analytics in a comprehensive manner. However, the individual markets for our products and solutions are rapidly evolving and are highly competitive. These markets are likely to continue to be affected by new product introductions and industry participants. Below are some of our key competitors across our lines of business:

•For IoT Connectivity services: telecom carriers such as T-Mobile and Vodafone; and Mobile Virtual Network Operators such as Aeris and Wireless Logic.
•For IoT Solutions and Analytics: device management services providers such as Velocitor Solutions and Futura Mobility; fleet management SaaS providers such as Fleetmatics and GPS Trackit; and analytics services providers such as Galooli and Intellisite.

We compete in the IoT Connectivity services market on the basis of our number of carrier integrations, KORE One platform, ConnectivityPro service and related APIs, the eSIM technology stack/proprietary IP, and Cloud Native Evolved Packet Core “EPC”. We compete in the IoT Solutions market on the basis of our deep industry vertical knowledge and experience (e.g., in Connected Health through the FDA Facilities Registration, ISO 9001/13485 certification and HIPAA compliance), our breadth of solutions and analytics services, and connectivity-only customers that provide cross-selling opportunities of additional IoT managed services.

Intellectual Property

Key areas of our intellectual property are as follows:

KORE One ™ Platform: The KORE One Platform provides customers with a single platform through which they may choose various tools to manage and improve their use and enjoyment of Connectivity and IOT Solutions. The KORE One Platform was built using a microservices-based proprietary architecture and consists of seven (7) open, modular, and scalable engines. The KORE One Platform not only enables us to create services for our customers, but also enables customers to build their own infrastructure needed to host existing IoT applications and services, as well as facilitate the quick and efficient introduction of new applications.

KORE eSIM (OmniSIM and SuperSim): Our eSIM can provide global and local connectivity on a single SIM, which can be remotely updated with a preferred carrier profile “over the air” or remotely. The key pieces of intellectual property in this portfolio include our eSIM profile, eSIM Validation Tool, and our APIs.

Cloud Native HyperCore (Cellular Network as a Service): Any cellular network is comprised of a Radio Access Network (“RAN”), fiber optic backhaul, and a “core network”, the functions of which constitute the “brains” of the network (including switching, authentication, etc.). Cloud Native HyperCore provides us as well as some of our customers with a cellular “core network” (built on top of a cellular carrier’s RAN and backhaul from a cellular carrier). Our intellectual property consists of both a traditional and a cloud-native core network component.

IoT Network and Application Services
•ConnectivityPro: IoT Connectivity Management Platform that provides an array of global IoT Connectivity services such as provisioning connectivity, provisioning users, rating and charging, distribution management, eSIM orchestration, diagnostics, and support.
•SecurityPro®: IoT security service that enables deep network traffic monitoring for IoT connections, potentially mitigating the risk of data breaches and providing packet-level visibility into IoT communications.
•PositionLogic®: LBS platform for position mapping, global fleet tracking, intelligent routing, and integrated telematics services such as in-vehicle video and cargo monitoring.

Apart from the intellectual property listed above, we maintain one active patent, several trademarks and ownership of domain and website names, all of which we consider our intellectual property.

Employees

We have over 600 total employees, of which substantially all employees are full-time employees.

Government Regulations and Compliance

We are required to comply with increasingly complex and changing federal, state, and international laws, regulations, and industry standards regarding privacy, data protection, and data security, including those related to the collection, storage, use, transmission, and security of personally identifiable information, health information, and individual credit data, for various business purposes, including medical reasons and promotional and marketing purposes. Such privacy and data protection laws and regulations, including HIPAA, as well as industry standards, in each case relating to the collection, use, retention, security, and transfer of personally identifiable information, health information and individual credit data.

Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Any entities covered by HIPAA (including entities such as KORE which track health-related data) are required by the HIPAA Privacy Rule to protect and prevent the unauthorized disclosure of patient health information known as protected health information. HIPAA also requires that covered entities comply with the HIPAA Security Rule which requires, among other things that, all covered entities (i) ensure the confidentiality, integrity and availability of all electronically protected health information; (ii) detect and safeguard against anticipated threats to the security of the information; (iii) protect against anticipated impermissible uses or disclosures; and (iv) certify compliance by their workforce.

For information regarding our oversight and management of cybersecurity and related risks, see Part I, Item 1C, “Cybersecurity”.

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

The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

ITEM 1A.    RISK FACTORS

An investment in our common stock or other securities involves significant risks. Before making a decision to invest in our common stock or other securities, you should carefully consider the following risks in addition to the other information contained in this Annual Report on Form 10-K. The risks discussed in this Annual Report on Form 10-K can materially adversely affect our business, financial condition, liquidity, results of operations and prospects (which we refer to collectively as “materially and adversely affecting us” or having “a material adverse effect on us,” and comparable phrases). This could cause the market price of our common stock or other securities to decline significantly, and you could lose all or part of your investment in our common stock or other securities. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements.”

Summary Risk Factors

We are subject to a number of risks that, if realized, could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects and our ability to make distributions to our stockholders. Some of our more significant challenges and risks include, but are not limited to, the following, which are described in greater detail below:

•We face risks related to compliance with laws and regulations, including, without limitation, compliance with the SEC rules and regulations and tax law compliance in various jurisdictions, and failure to comply with these various laws and regulations could result in incurrence of substantial costs or otherwise materially and adversely affect us;
•We are heavily indebted, which subjects us to an increased risk of loss;
•Our significant stockholders and their respective affiliates have significant influence over us and their actions might not be in your best interest as a stockholder;
•The price of our common stock is highly volatile, and investment in our common stock therefore carries increased risk;
•If we are unable to successfully integrate the businesses we have acquired, or any future business acquisitions, our results of operations could be materially and adversely affected;
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
•The loss of our largest customers could significantly and materially adversely impact our revenue and profitability;
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
•Failure to maintain the security of our information and technology networks, including information relating to our customers and employees, could adversely affect us;
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
•We face risks inherent in conducting business internationally, including compliance with international as well as U.S. laws and regulations that apply to our international operations;

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

The above list is not exhaustive, and we face additional challenges and risks. Please carefully consider all of the information in this Annual Report on Form 10-K, including the matters set forth below in this Part I, Item 1A.

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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. In particular, guidance relating to the anticipated results of operations of an acquired business is inherently more speculative in nature than other guidance as management will, necessarily, be less familiar with the business, procedures, and operations of the acquired business. Similarly, guidance offered in periods of extreme uncertainty such as geopolitical tensions is inherently more speculative in nature than guidance offered in periods of relative stability. Accordingly, any guidance with respect to our projected financial performance is necessarily only an estimate of what management believes is realizable as of the date the guidance is given. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the further into the future that the data is forecasted.

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

Our quarterly results of operations have fluctuated and are likely to continue to fluctuate. As a result, we may fail to meet the expectations of investors or securities analysts, potentially causing our stock price to decline.

Our quarterly operating results, including the levels of our revenue, costs of revenue, exclusive of depreciation and amortization, net loss before income taxes and cash flows, may fluctuate as a result of a variety of factors, including adverse macroeconomic conditions, the product mix that we sell, the relative sales related to our platforms and solutions and other factors which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including:

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
•the amount and timing of expenditures, including those related to expanding our operations (including through acquisitions), increasing research and development, introducing new solutions or paying litigation expenses;

•the ability to effectively manage growth within existing and new markets domestically and abroad;
•changes in the payment terms for our platforms and solutions;
•collectability of receivables due from customers and other third parties;
•the strength of regional, national and global economies; and
•the impact of natural disasters such as earthquakes, hurricanes, fires, power outages, floods, epidemics, pandemics and public health crises, and other catastrophic events or man-made problems such as terrorism, civil unrest and actual or threatened armed conflict, or global or regional economic, political, and social conditions.

We have a history of operating losses and may not be able to achieve or sustain profitability in the future.

We have a history of operating losses, and we may not achieve or maintain profitability in the future. We are not certain whether or when we will be able to achieve or sustain profitability in the future. Additionally, expenses may increase in future periods if we continue to invest in growth, which could negatively affect our future results of operations if our revenue does not increase commensurate with our expenses. Any failure to increase our revenue as we invest in our business, or to manage our costs, could prevent us from achieving or maintaining profitability or positive cash flow. If we are unable to successfully address these risks and challenges, our business, financial condition, results of operations, and prospects could be materially adversely affected.

We have historically grown by acquisition. Investment in new business strategies and acquisitions could result in operating difficulties, dilution of our common stock, and other consequences that could harm our business, financial condition, and operating results.

New business strategies and acquisitions are important elements of our strategy and use of capital. We are likely to continue to evaluate and enter into discussions regarding a wide array of such potential strategic transactions, which could create unforeseen operating difficulties and expenditures. Some of these areas where we face risk include:

•Diversion of management time and focus from operating our business to challenges related to acquisitions and other strategic transactions;
•Failure to successfully integrate the acquired operations, technologies, services and personnel (including cultural integration and retention of employees) and further develop the acquired business and technology;
•Implementation or remediation of controls, procedures, and policies at the acquired company;
•Integration of the acquired company's accounting and administrative systems, and the coordination of product, engineering, and sales and marketing functions;
•Transition of operations, users, and customers onto our existing platforms;
•In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;
•Failure to accomplish commercial, strategic or financial objectives with respect to investments;
•Failure to realize the value of investment due to lack of liquidity;
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
Our acquisitions and other strategic transactions could also result in dilutive issuance of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or impairment of goodwill and/or long lived-assets, and restructuring charges. Also, the anticipated benefits or value of our acquisitions and other strategic transactions may not materialize. Further, market reaction to an acquisition may not be as we anticipate. Any or all of the foregoing could materially harm our financial condition and operating results, and / or cause our stock price to decline substantially.

As a public company, we must maintain internal control over financial reporting. We have identified material weaknesses in our internal control over financial reporting. If remediation of such material weaknesses is not effective, or if we fail to develop and maintain proper and effective internal control over financial reporting and disclosure controls and procedures, our ability to produce timely and accurate financial statements, comply with applicable laws and regulations, or access the capital markets could be impaired.

As a public company, our management is responsible for designing, implementing, and actively evaluating our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act.

The process of designing and implementing effective internal control over financial reporting is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain internal control over financial reporting that are adequate to satisfy our reporting obligations as a public company. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and remediation. Testing and maintaining our internal control over financial reporting and remediating material weaknesses may divert our management’s attention from other matters that are important to our business.

We have identified material weaknesses in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, which are disclosed in Item 9A, “Controls and Procedures”. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed discussion regarding the material weaknesses identified as well as management’s remediation plans, see Part II, Item 9A, “Control and Procedures” in this Annual Report on Form 10-K. If we are unable to accomplish our remediation objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to public companies could be impaired. We may not remediate our material weaknesses in a timely and effective manner. Furthermore, new material weaknesses may arise in the future. If our remediation measures are insufficient to address the material weaknesses, or if additional material weaknesses in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results.

If we fail to develop and maintain proper and effective internal control over financial reporting, or remediate our current material weaknesses in a timely fashion, our ability to produce timely and accurate financial statements, comply with applicable laws and regulations, or access capital markets could be impaired, and could also cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our financial results, which could materially and adversely affect us.

Further, there are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of a simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

Our senior management team may have limited experience with the complexities of managing a publicly traded company.

Since becoming a public company in 2021, we have been required, on an ongoing basis, to comply with various laws, regulations and requirements, including the requirements of the Exchange Act, related regulations of the SEC, and continued listing requirements of the NYSE, along with certain extremely technical and complex accounting requirements of GAAP, and reports required under these laws, regulations, and requirements, which must be communicated to the market on a timely basis. Our senior management team may have limited experience with these laws, regulations, and requirements, and a failure to timely identify any potential for noncompliance with the foregoing may result in a material adverse event, and have significant consequences to our stockholders.

Risks Related to Our Products and Technology

The 5G market may take longer to materialize than we expect or, if it does materialize rapidly, we may not be able to meet the development schedule and other customer demands.

The growth of the 5G market and its emerging standards, including the newly-defined 5G NR standard, is accelerating and we believe that we are at the forefront of this newly-emerging standard. However, this market may take longer to materialize than we expect, which could delay important commercial milestones. Even if the market does materialize at the rapid pace that we are expecting, we may have difficulties meeting the aggressive timing expectations of our current customers and getting our target products to market on time to meet the demands of our target customers. We may have difficulties meeting the market and technical specifications and timelines. It is also possible that offerings developed by others will render our offerings and initiatives noncompetitive or obsolete. Additionally, our target customers have no guarantee that the configurations of their respective target products will be successful or that they can reach the appropriate target client base to provide a positive return on the research and development investments we are making in the 5G market. We are pursuing 5G opportunities in the U.S. and abroad. 5G markets outside of the U.S. will develop at different rates and we will encounter these challenges to varying degrees in different countries. Failure to manage challenges related to 5G markets and opportunities could adversely affect our business, financial condition, and results of operations.

Our growth depends in part on our ability to extend our technologies and products into new and expanded areas, including 5G. Our development and investments in these new technologies may not generate operating income or contribute to future results of operations that meet our expectations.

We continue to invest significant resources toward advancements primarily in support of 4G- and 5G-based technologies. We also invest in new and expanded product areas by utilizing our existing technical and business expertise and through acquisitions or other strategic transactions. Our future growth depends on our ability to develop leading and cost-effective technologies and products for these new and expanded areas and developing technologies. In particular, our growth depends significantly on our ability to develop and commercialize products using 5G technologies. In January 2022, several major U.S. wireless carriers had to temporarily delay the deployment of new wireless facilities that were meant to facilitate the evolution of their wireless networks to 5G technology in response to concerns of the aviation industry that those 5G facilities could interfere with equipment used for aviation and could impede aviation safety. Although the Federal Communications Commission, Federal Aviation Administration, the wireless telecommunications industry, and the aviation industry are working on solutions to alleviate those concerns, the timing for resolution is unclear, and such uncertainty could further impact the amount of and timing of 5G network investment. To the extent the 5G rollout is further delayed due to interference with existing technologies, or adoption of 5G is slowed as a result of such concerns, we may incur significant costs and asset impairments, which could adversely affect our business, financial condition, and results of operations.

If we are unable to support customers with low latency and/or high throughput IoT use cases, our revenue growth and profitability will be harmed.

As wireless networks have evolved to support higher speeds, IoT devices have included more advanced capabilities such as video, real-time event logging, edge computing services (where computing is completed on or near the site of the sensor), and voice controls. As a result, customers have developed IoT applications that consume more network resources and require much lower network latency. In order to support these new customers and the increasing number of 5G use cases, we must continue to make significant investments in network capacity, infrastructure, and edge virtualization solutions. The timely deployment of higher capacity infrastructure and edge virtualization to support high throughput, low latency IoT applications is critical to keeping and attracting key customers, the failure of which could adversely affect our business, financial condition, and results of operations.

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

Errors, viruses, or bugs may be present in software or hardware that we acquire or license from third parties and incorporate into our products or in third-party software or hardware that our customers use in conjunction with our products. Our customers’ proprietary software and network firewall protections may corrupt data from our products and create difficulties in implementing our solutions. Changes to third-party software or hardware that our customers use in conjunction with our software could also render our applications inoperable. Any errors, defects, or security vulnerabilities in our products or any defects in, or compatibility issues with, any third-party hardware or software or customers’ network environments discovered after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers, theft of trade secrets, data or intellectual property and increased service and warranty cost, any of which could adversely affect our business, financial condition, and results of operations.

Undiscovered vulnerabilities in our products alone or in combination with third-party hardware or software could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, reduce or delay future purchases, or use competitive products.

If there are interruptions, outages, or performance degradation problems associated with the network infrastructure used to provide our services, customers may experience service outages, which may impact our reputation and future sales.

Our continued success depends, in part, on our ability to provide highly available services to our customers. The majority of our current and future customers expect to use our services 24 hours a day, seven days a week, without interruption or degradation of performance. Since a large majority of customer network traffic routes through hardware managed by us, any outage or performance problem that occurs within this infrastructure could impair the ability of our customers to transmit wireless data traffic to our destination servers, which could negatively impact the customers’ IoT devices or solutions. Potential outages and performance problems may occur due to a variety of factors, including hardware failure, equipment configuration changes, capacity constraints, human error and the introduction of new functionality. Additionally, we depend on services from various third parties to support IoT networks and platforms. If a third party experiences a service outage, a product defect or bug, or performance degradation, such failures could interrupt customers’ ability to use our services, which could also negatively affect their perception of our service reliability. Our services are hosted in our third-party data centers and any outages in these centers from any source including catastrophic events such as terrorist attacks, floods, power failures, earthquakes, etc. can impact the availability of our services, which could adversely affect our business, financial condition, and results of operations.

Our internal and customer-facing systems, and systems of third parties we rely upon, may be subject to cybersecurity breaches, disruptions, ransom attacks or delays.

A cybersecurity incident in our own systems or the systems of our third-party providers may compromise the confidentiality, integrity, or availability of our own internal data, the availability of our products, and websites designed to support our customers or our customer data.

Computer hackers, ransom attacks, foreign governments, or cyber terrorists may attempt to or succeed in penetrating our network security and our website. The discovery of wide-scale cybersecurity intrusions into U.S. government and private company computer networks by alleged Russian state actors underscores the ongoing threat posed by sophisticated and foreign state-sponsored attacks. The frequency of ransomware and malware attacks has also been increasing over time. Unauthorized access and theft to our proprietary business information or customer data or rendering them unusable for our use through encryption, may be accomplished through break-ins, sabotage, theft of IoT data streams and transmissions, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, ransomware attacks, breach of the security of the networks of our third-party providers, or other misconduct. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information to gain access to data.

Despite our efforts to maintain the security and integrity of our systems, it is impossible to eliminate this risk. Because the techniques used by computer hackers who may attempt to penetrate and sabotage our network security or our website change frequently, they may take advantage of weaknesses in third-party technology or standards of which we are unaware or that we do not control and may not be recognized until long after they have been launched against a target. We may be unable to anticipate or counter these techniques. It is also possible that unauthorized access to customer data or confidential information may be obtained through inadequate use of security controls by customers, vendors, or business partners. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement, and maintain. Such efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated and may limit the functionality of, or otherwise adversely impact our service offering and systems. A cybersecurity incident affecting our systems may also result in the theft of our intellectual property, proprietary data, or trade secrets, potentially compromising our competitive position, reputation, and operating results. We also may be required to notify regulators about any actual or perceived personal data breach(es) (including the European Union Lead Data Protection Authority) as well as the individual(s) who are affected by the incident within strict time periods.

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

We rely on our information systems and those of third parties for activities such as processing customer orders, delivery of products, hosting and providing services and support to our customers, billing and tracking our customers, hosting and managing our customer data, and otherwise running our business. Any disruptions or unexpected incompatibilities in our information systems and those of the third parties upon which we rely could have a significant impact on our business.

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

We may become a party to litigation and disputes related to our intellectual property, business practices, regulatory compliance, products, or platform. While we intend to vigorously defend these lawsuits, litigation can be costly and time-consuming, divert the attention of management and key personnel from our business operations, and dissuade prospective customers from subscribing to our products. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, our customer agreements include provisions requiring us to indemnify our customers against liabilities if our products infringe a third party’s intellectual property rights, and we have negotiated other specific indemnities with certain customers, in each case, which could require us to make payments to such customers. During the course of any litigation or dispute, we may make announcements regarding the results of hearings and motions and other interim developments. If securities analysts and investors consider these announcements negative, our stock price may decline. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us, and we may be required to develop alternative non-infringing technology or practices or discontinue our practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Any of the above could materially adversely affect our business, financial condition, and results of operations.

Risks Related to Customers and Demand for Our Solutions

Our inability to adapt to rapid technological change in our markets could impair our ability to remain competitive and adversely affect the results of operations.

All of the markets in which we operate are characterized by rapid technological change, frequent introductions of new products, services and solutions, and evolving customer demands. In addition, we are affected by changes in the many industries related to the products or services we offer, including Connectivity services and IoT Solutions offered to our Connected Health, Fleet Management, Communication Services, Asset Management and Industrial verticals. As the technologies used in each of these industries evolve, we will face new integration and competition challenges. For example, eSIM and eUICC standards may evolve and we will have to evolve our technology to such standards. If we are unable to adapt to rapid technological change, it could adversely affect our business, financial condition, and results of operations and our ability to remain competitive.

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

We generally seek to license our platform and solutions pursuant to customer subscriptions. However, our customers have no obligation to maintain the subscription and can often terminate with 30 days’ notice. We also actively seek to sell additional solutions to our existing customers. If our efforts to satisfy our existing customers are not successful, we may not be able to retain them or sell additional functionality to them and, as a result, our revenue and ability to grow could be adversely affected. Customers may choose not to renew their subscriptions for many reasons, including the belief that our service is not required for their business needs or is otherwise not cost-effective, a desire to reduce discretionary spending or a belief that our competitors’ services provide better value. Additionally, our customers may not renew for reasons entirely out of our control, such as the dissolution of their business or an economic downturn in their industry. A significant increase in our churn rate would have an adverse effect on our business, financial condition, and operating results.

A part of our growth strategy is to sell additional new features and solutions to our existing customers. Our ability to sell new features to customers will depend in significant part on our ability to anticipate industry evolution, practices and standards and to continue to enhance existing solutions or introduce or acquire new solutions on a timely basis to keep pace with technological developments both within our industry and in related industries, and to remain compliant with any regulations mandated by federal agencies or state-mandated or foreign government regulations as they pertain to our customers. However, we may prove unsuccessful either in developing new features or in expanding the third-party software and products with which our solutions integrate. In addition, the success of any enhancement or new feature depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or feature. Any new solutions we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implement new technologies before we are able to implement them or better anticipate the innovation and integration opportunities in related industries, those competitors may be able to provide more effective or less expensive solutions than ours.

The marketability of our products may suffer if wireless telecommunications operators do not deliver acceptable wireless services.

The success of our business depends, in part, on the capacity, affordability, reliability, and prevalence of wireless data networks provided by wireless telecommunications operators and on which our products and solutions operate.

Currently, various wireless telecommunications operators, either individually or jointly with us, sell our products in connection with the sale of their wireless data services to their customers. Growth in demand for wireless data access may be limited if, for example, wireless telecommunications operators cease or materially curtail operations, fail to offer services that customers consider valuable at acceptable prices, change the terms of trade to us including offering us meaningful volume discounts without unduly high volume commitments, fail to maintain sufficient capacity to meet the demand for wireless data access, delay the expansion of their wireless networks and services, fail to offer and maintain reliable wireless network services or fail to market their services effectively. Lack of demand for wireless data access could adversely affect our business, financial condition, and results of operations.

Reduction in regulation in certain markets may adversely impact demand for certain of our solutions by reducing the necessity for, or desirability of, our solutions.

Regulatory compliance and reporting are driven by legislation and requirements, which are often subject to change, from regulatory authorities in nearly every jurisdiction globally. For example, in the United States, fleet operators can face numerous complex regulatory requirements, including mandatory Compliance, Safety and Accountability driver safety scoring, hours of service, compliance and fuel tax reporting. A reduction in regulation in certain markets may adversely impact demand for certain of our solutions, which could materially and adversely affect our business, financial condition and results of operations. Conversely, an increase in regulation could increase our cost of providing services, which could adversely affect our business, financial condition, and results of operations.

Risks Related to Our Intellectual Property

We are dependent on proprietary technology, and protection of our interests in such could result in litigation that could divert significant valuable resources.

Our future success and competitive position are dependent upon our proprietary technology. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy or otherwise obtain our software or develop software with the same functionality or obtain and use information that we regard as proprietary. Others may develop technologies that are similar or superior to our technology or duplicate our technology. In addition, effective copyright, patent, and trade secret protection may be unavailable, limited, or not applied for in certain countries. The steps taken by us to protect our technology might not prevent the misappropriation of such technology.
The value of our products relies substantially on our technical innovation in fields in which there are many current patent filings. Third parties may claim that we or our customers (some of whom are indemnified by us) are infringing their intellectual property rights. For example, individuals and groups may purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from us or our customers, and it may be necessary for us to secure a license from such patent holders, redesign our products, or withdraw products from the market. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense to operations. Any such litigation could require us to incur substantial costs and divert significant valuable resources, including the efforts of our technical and management personnel, potentially adversely affecting our business, financial condition, and results of operations.

If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed.

We rely on a combination of intellectual property laws, trade secrets, confidentiality procedures, and contractual provisions to protect our intellectual property and proprietary rights. Monitoring unauthorized use of our intellectual property is difficult and costly. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as the laws of the United States. Any failure by us to meaningfully protect our intellectual property could result in competitors offering products that incorporate our most technologically advanced features, potentially reducing demand for our products and solutions. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time consuming, and may divert the efforts of our technical staff and managerial personnel, adversely affecting our business, financial condition, and results of operations, whether or not such litigation results in a determination favorable to us.

An assertion by a third-party that we are infringing on its intellectual property could subject us to costly and time-consuming litigation or expensive licenses and our business could be harmed.

The technology industries involving mobile data telecommunications, IoT devices, software, and services are characterized by the existence of a large number of patents, copyrights, trademarks, and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Much of this litigation involves patent holding companies or other adverse patent owners who have no relevant product revenue of their own, and against whom our own patent portfolio may provide little or no deterrence. One or more patent infringement lawsuits from non-practicing entities may be brought against us or our subsidiaries in the ordinary course of business.
We or our subsidiaries may not prevail in any current or future intellectual property infringement or other litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time consuming and distracting to management, result in costly litigation or settlement, cause development delays, or require us or our subsidiaries to enter into royalty or licensing agreements. In addition, we or our subsidiaries could be obligated to indemnify our customers against third parties’ claims of intellectual property infringement based on our products or solutions. If our products or solutions violate any third-party intellectual property rights, we could be required to withdraw them from the market, re-develop them or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our products or solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition, and operating results. Withdrawal of any of our products or solutions from the market could harm our business, financial condition, and operating results.

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

The market for the products and services that we offer is rapidly evolving and highly competitive. Our products compete with a variety of solutions, including other subscription-based IoT platforms and solutions. We expect competition to continue to increase and intensify, especially in the 5G market. Many of our competitors or potential competitors have significantly greater financial, technical, operational, and marketing resources than we do. These competitors, for example, may be able to respond more rapidly or more effectively than we can to new or emerging technologies, changes in customer requirements, supplier-related developments, or a shift in the business landscape. They also may devote greater or more effective resources than we do to the development, manufacture, promotion, sale, and post-sale support of their respective products and services.

Many of our current and potential competitors have more extensive customer bases and broader customer, supplier, and other industry relationships that they can leverage to establish competitive dealings with many of our current and potential customers. Some of these companies also have more established and larger customer support organizations than we do. In addition, these companies may adopt more aggressive pricing policies or offer more attractive terms to customers than they currently do, or than we are able to do. They may bundle their competitive products with broader product offerings and may introduce new products, services and enhancements. Current and potential competitors might merge or otherwise establish cooperative relationships among themselves or with third parties to enhance their products, services, or market position. In addition, at any time any given customer or supplier of ours could elect to enter our then-existing line of business and thereafter compete with us, whether directly or indirectly. As a result, it is possible that new competitors or new or otherwise enhanced relationships among existing competitors may emerge and rapidly acquire significant market share to the detriment of our business.

We expect our competitors to continue to improve the features and performance of their current products and to introduce new products, services, and technologies which, if successful, could reduce our sales and the market acceptance of our products, generate increased price competition, and make our products obsolete. For our products to remain competitive, we must, among other things, continue to invest significant resources (financial, human, and otherwise) in, among other things, research and development, sales and marketing, and customer support. We may not have or continue to have sufficient resources to make these investments. Also, we may not be able to make technological advances in the marketplace, meet changing customer requirements, achieve market acceptance and respond to our competitors’ products. If we are unable to compete effectively, it could adversely affect our business, financial condition, and results of operations.

We depend upon the continuing contributions of our senior management team and other key personnel. We may not be able to maintain and expand our business if we lose members of our senior management team or other key personnel or are not able to hire, retain, and manage additional qualified personnel.

Our success in the future depends in part on the continued contribution of our senior management team and technical, engineering, sales, marketing, operations, and administrative personnel. Recruiting and retaining skilled personnel in the industries in which we operate, including engineers and other technical staff, and skilled sales and marketing personnel, is highly competitive. In addition, in the event that we acquire another business or company, the success of an acquisition may depend in part on our retention and integration of key personnel from the acquired company or business.

Although we may enter into employment agreements with members of our senior management team and other key personnel, these arrangements do not prevent any of our management or key personnel from leaving us. If one or more of our senior management team or other key personnel is unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert their attention from other aspects of the business. If we lose any of these individuals or are not able to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, including technical, engineering, sales, marketing, operations, and administrative personnel, we may not be able to maintain and expand our business.

Risks Related to Developing and Delivering Our Solutions

We are dependent on telecommunications carriers to provide our IoT Connectivity Services and a disruption in one or more of these relationships could significantly adversely impact our business.

Our IoT Connectivity services are built on top of cellular connectivity provided by large telecommunications carriers and while we have a large number of carrier relationships, there is a significant concentration of revenue derived from connectivity built on top of cellular networks provided by our top three carrier relationships, as these three carriers dominate the U.S. telecommunications carrier market.

Our inability to keep an ongoing contractual relationship with our existing or desired future telecommunications carrier partners or to maintain favorable terms of trade with them including competitive pricing, reasonable or no volume commitments, payment terms, access to the latest cellular and network technologies including 5G, eSIMs, and eUICC, could adversely affect our ability to sell our connectivity services to customers. Our contracts with large telecommunications carriers are not long-term, and so are subject to frequent renegotiation. Additional consolidation of carriers could further reduce our bargaining power in negotiations with carriers, adversely affecting our business, financial condition, and results of operations.

We are dependent on a limited number of suppliers for certain critical components of our solutions; a disruption in our supply chain could adversely affect our revenue and results of operations.

Our current reliance on a limited group of suppliers involves risks, including a potential inability to obtain an adequate supply of required products or components to meet customers’ IoT Solutions delivery requirements, a risk that we may accumulate excess inventories if we inaccurately forecast demand for our products, reduced control over pricing and delivery schedules, discontinuation of or increased prices for certain components, and economic conditions that may adversely impact the viability of our suppliers and contract manufacturers. Any disruption in our supply chain could reduce our revenue and adversely impact our financial results. Such a disruption could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices or labor stoppages, the imposition of regulations, quotas or embargoes on components, a scarcity of, or significant increase in the price of, required electronic components for our products, trade restrictions, tariffs or duties, fluctuations in currency exchange rates, transportation failures affecting the supply chain and shipment of materials and finished goods, third-party interference in the integrity of the products sourced through the supply chain, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, military conflicts, geopolitical developments, war or terrorism, including the ongoing conflicts in Ukraine and the Middle East, regional or global pandemics, and disruptions in utility and other services. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble, and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers, harm our reputation and brand and adversely affect our business, financial condition, and results of operations.

Natural disasters, civil unrest, public health crises and pandemics, political crises, climate change, and other catastrophic events or other events outside of our control could damage our facilities or the facilities of third parties on which we depend and could impact consumer spending.

If any of our facilities or the facilities of our third-party service providers including for example our telecommunications carrier partners, other suppliers of products that are components of our IoT Solutions, our data center providers, or our other partners are affected by natural disasters, such as earthquakes, tsunamis, wildfires, power shortages, floods, civil unrest, public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability or other conflict), climate change, or other events outside our control, including a cyberattack, our critical business or IT systems could be destroyed or disrupted and our ability to conduct normal business operations and our revenue, financial condition, and operating results could be adversely affected.

Our solutions integrate with third-party technologies and if our solutions become incompatible with these technologies, our solutions would lose functionality and our customer acquisition and retention could be adversely affected.

Our solutions integrate with third-party software and devices to allow our solutions to perform key functions. Errors, viruses or bugs may be present in third-party software that our customers use in conjunction with our solutions. Changes to third-party software that our customers use in conjunction with our solutions could also render our solutions inoperable. Customers may conclude that our software is the cause of these errors, bugs or viruses and terminate their subscriptions. The inability to easily integrate with, or any defects in, any third-party software could result in increased costs, or in delays in software releases or updates to our products until such issues have been resolved, adversely affecting our business, financial condition, results of operations, and future prospects and damaging our reputation.

Any significant disruption in service on our websites or in our computer systems could damage our reputation and result in a loss of customers, harming our business and operating results.

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

Risks Related to Regulatory Compliance

We face risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations.

We operate in many parts of the world that have experienced significant governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, and laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, and other anti-corruption laws that have recently been the subject of a substantial increase in global enforcement. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold or that require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Also, we may be held liable for actions taken by our local partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions or conditions on the conduct of our business. Any such violations could include prohibitions or conditions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, financial condition and results of operations.

Our Connectivity services are within the often-shifting regulatory landscape of the Internet in the United States.

The primary service KORE provides in the United States is mobile broadband Internet connectivity. Historically, the FCC has recognized that broadband internet access services are “information services” subject to limited regulation. In 2015, the FCC issued a “network neutrality” decision that declared mass-market mobile broadband Internet access to be a commercial mobile radio service subject to certain “telecommunications service” regulations under Title II of the Communications Act of 1934. These regulations have the potential to limit the ways that mobile broadband Internet service providers can structure business arrangements and manage networks, and may spur additional restrictions, such as de facto rate regulation, which could adversely affect network investment and innovation and raise KORE’s costs.
In 2017, the FCC voted to return broadband internet access service to its prior classification as “information services.” In 2023 the FCC announced its intention to consider rules aimed at subjecting mass market mobile broadband internet service to regulation under Title II again. KORE’s services are not directly implicated by these rulings because KORE does not provide “mass market” Internet access. However, by virtue of allowing all customers to access any point of the Internet, KORE’s Connectivity services are closely analogous to the services mentioned in the FCC’s open internet orders, which creates the possibility that the FCC may begin regulating KORE’s services in the future. As the FCC’s treatment of the Internet evolves, so may KORE’s FCC obligations.

As a result of the FCC’s activities, it is unclear at this time how mobile broadband Internet services will be regulated in the future, and the potential impact those regulations may have on our IoT Connectivity and Services. In addition, while the FCC has not sought to specifically regulate the manner in which broadband internet service providers manage network traffic, the FCC has nonetheless continued to adopt other forms of regulation over such services, which in the future may affect our operations and subject us to sanctions if we fail to comply with them. We cannot anticipate what additional requirements may be imposed on our broadband internet access business by federal, state, or local authorities in the future.

We are subject to evolving privacy laws in the United States and other jurisdictions that are subject to potentially differing interpretations and which could adversely impact our business and require that we incur substantial costs.

Existing privacy-related laws and regulations in the United States and other countries are evolving and are subject to potentially differing interpretations, and various U.S. federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters. For example, the EU-U.S. Privacy Shield, a basis for data transfers from the European Union to the U.S., was invalidated by the European Court of Justice, and we expect that the international transfer of personal data will present ongoing compliance challenges and complicate our business transactions and operations. Some countries are considering or have passed legislation that requires local storage and processing of data, including geospatial data.

In addition, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect in January 2020 and has been amended by the California Privacy Rights Act (the “CPRA”), which passed via ballot initiative in November 2020 and took effect in January 2023. The CCPA and CPRA, among other things, give California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. Other states and the U.S. Congress have introduced data privacy legislation that may impact our business. Data privacy legislation, amendments and revisions to existing data privacy legislation, and other developments impacting data privacy and data protection may require us to modify our data processing practices and policies, increase the complexity of providing our products and services, and cause us to incur substantial costs in an effort to comply. Failure to comply may lead to significant fines and business interruption and could adversely affect our business, financial condition and results of operations.

Changes in U.S. and foreign tax rules and regulations, or interpretations thereof, may give rise to potentially adverse tax consequences and adversely affect our financial condition.

We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based on our business operations in those jurisdictions. Our corporate structure and associated transfer pricing policies contemplate the business flows and future growth into the international markets and consider the functions, risks and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions will depend to a significant degree on the application of the tax laws of the various jurisdictions to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements, any or all of which could result in additional tax liabilities or increases in, or in the volatility of, our effective tax rate.
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

Further changes in the tax laws of foreign jurisdictions could arise, including as a result of the base erosion and profit-shifting project undertaken by the Organization for Economic Co-operation and Development (the “OECD”). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, make substantial changes to numerous long-standing tax positions and principles; many of these changes have been adopted or are under active consideration by OECD members and/or other countries.
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

We are also subject to the examination of our tax returns by the U.S. Internal Revenue Service (the “IRS”), and other tax authorities. The final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals and could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, potentially adversely affecting our operating results.

Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we have not historically collected such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, to us or our end-customers for the past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our end customers, we could be held liable for such costs. Such tax assessments, penalties and interest, or future requirements, could be material and may adversely affect our financial condition and operating results.

Risks Related to Our Indebtedness

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may materially and adversely affect our operations and financial results.

Our indebtedness is significant and may:

•limit our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities, acquisitions, or other general corporate requirements;
•require a portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, business opportunities, acquisitions and other general corporate purposes;
•increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•expose us to the risk of increased interest rates as the majority of our borrowings are subject to variable rates of interest;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our cost of borrowing.

In addition, our long-term debt may contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could permit the holders of our debt to declare all or part of their debt to be immediately due and payable. Any such event would adversely affect our business, results of operations, and financial condition.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or sell assets, seek additional capital or restructure or refinance our indebtedness, and such refinancing may not be on attractive terms, if available at all. Our ability to restructure or refinance our debt will depend on, among other things, the condition of the capital markets and our financial condition at such times. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, potentially harming our ability to incur additional indebtedness and our financial condition. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

We may require additional capital to support our business, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business and may require additional funds. In particular, we may seek additional funds to develop new products and enhance our platform and existing products, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, products and other assets. In addition, we may use a portion of our cash to satisfy tax withholding and remittance obligations related to outstanding restricted stock units. Accordingly, we may need to engage in equity or debt financing to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities, our ability to repurchase stock, and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all, particularly during times of market volatility and general economic instability. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be adversely affected.

Risks Related to our Securities

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

These market and industry factors may materially reduce the market price of our securities regardless of our operating performance.

Future issuances of shares of our common stock or other securities convertible into or exercisable for shares of our common stock could cause the market value of shares of our common stock to decline and could result in dilution of your shares.

A substantial number of warrants and Backstop Notes are outstanding, each of which are convertible into or exercisable for shares of our common stock.

Sales of substantial amounts of shares of our common stock, issuances of common stock upon the conversion or exercise of warrants or Backstop Notes, issuances of other classes of stock, or further issuances of preferred stock could cause the market price of shares of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares of our common stock for future sales, on the value of shares of our common stock. Sales of substantial amounts of shares of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for shares of our common stock.

We have received a delisting notice from the NYSE and are subject to continuing compliance monitoring by the NYSE. If we do not regain compliance with, and continue to meet, the NYSE continued listing standards, our common stock may be delisted.

Our common stock is currently listed for trading on the NYSE, and the continued listing of our common stock on the NYSE is subject to our compliance with applicable listing standards. On September 5, 2023 we were notified by the NYSE that, as of August 30, 2023, we had failed to meet the NYSE’s minimum average share price requirement. We have submitted a plan to the NYSE regarding regaining our compliance with this requirement. If we are unable to regain and maintain compliance with the NYSE criteria for continued listing, our common stock may be delisted. Delisting may have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline.

In the case of a delisting, we and our stockholders could face significant material adverse consequences including:

•a limited availability of market quotations for our securities;
•a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, generally resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•a limited amount of analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

Risks Related to Our Corporate Governance

Certain significant stockholders of ours have significant influence over us and our Board, and their actions might not be in your best interest as a stockholder.

Certain significant stockholders of ours together own approximately 38% of our outstanding common stock as of December 31, 2023. We entered into an Amended and Restated Investor Rights Agreement dated November 15, 2023 (the “Amended Investor Rights Agreement”) with these stockholders and an investor (Searchlight) who controls our Series A-1 Preferred Stock, $0.0001 par value per share (the “Series A-1 Preferred Stock”), and as of December 31, 2023 beneficially owned 13% of our outstanding common stock underlying 12,024,711 warrants exercisable for nominal consideration or on a cashless basis. The Amended Investor Rights Agreement provides these parties with, among other things, Board nomination rights. As a result of this arrangement, these stockholders have significant influence over us.

Any influence exerted by these significant stockholders over our business and affairs might not be consistent with your best interests as a stockholder and may result in their interests not being aligned with the interests of other stockholders. In addition, the control and influence provided to these significant stockholders may have the effect of delaying, deferring, or preventing a transaction or change in control of us, which might involve a premium price for shares of our common stock or otherwise not be in your best interest as a stockholder.

General Risk Factors

Downturns in general economic and market conditions and reductions in spending may reduce demand for our platforms and solutions, which could harm our revenue, results of operations and cash flows.

Our revenue, results of operations and cash flows depend on the overall demand for our platforms and solutions. Negative macroeconomic conditions in the general economy both in the United States and abroad, inflation, changes in gross domestic product growth, financial and credit market fluctuations, energy costs, international trade relations, geopolitical tensions, the availability and cost of credit, interest rate volatility and the global housing and mortgage markets could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad. A broadening or protracted extension of any economic downturn could have a material adverse impact on our business revenue, results of operations, and cash flows.

The obligations associated with being a public company require significant resources and attention from our senior management team.

As a public company with listed common stock, we are required to comply with various laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and requirements of the NYSE. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. While Section 404 of the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control structure and procedures for financial reporting on an annual basis, for as long as we are a non-accelerated filer or an Emerging Growth Company, the registered public accounting firm that issues an audit report on our financial statements will not be required to attest to or report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls could detect problems that our management's assessment might not. We cannot be certain if the scaled SEC reporting options available to Smaller Reporting Companies or the delay in implementing new accounting standards available to us as an Emerging Growth Company will make our common stock less attractive to investors, possibly making the market price of our common stock decline and the trading volume more volatile.

Future sales of our common stock that are currently restricted from sale by federal securities laws or lock-up agreements may cause the market price of our securities to drop significantly.

A release of restrictions on shares currently restricted from sale by federal securities laws or lock-up agreements, or the possibility of any such sales, could have the effect of increasing the volatility in our share price or the market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them. In addition, we may issue additional shares of our common stock or other equity securities without the approval of investors, which would reduce investors’ proportionate ownership interests and may depress the market price of our common stock.

Future offerings of debt securities, which would rank senior to shares of our common stock upon our bankruptcy or liquidation, and future offerings of equity securities which would dilute the common stock holdings of our existing stockholders and may be senior to shares of our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of shares of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities, our Series A-1 preferred stock and other preferred stock, if issued, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of shares of our common stock. Our Series A-1 preferred stock does, and additional preferred stock could, have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to pay a dividend or other distribution to the holders of shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of shares of our common stock bear the risk of our future offerings reducing the market price of shares of our common stock and diluting their stock holdings in us.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stock.

Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts write reports and downgrade our stock or publish inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, our securities price or trading volume could decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

We recognize the critical importance of maintaining the safety and security of our systems and data and have a process for overseeing and managing cybersecurity and related risks, which is supported by both management and our Board.

Our cybersecurity functions are led by our Chief Technology Officer (“CTO”), who reports to our Chief Executive Officer. Our Senior Director - Global Security (“SDGS”), under the direction of the CTO, is responsible for overseeing our cybersecurity management program and the protection and defense of our networks and systems. The SDGS manages a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance.

Our Board is responsible for overseeing our enterprise risk management activities in general, and each of our Board committees assists the Board in its role of risk oversight. The full Board receives an update on the Company’s risk management process and the risk trends related to cybersecurity at least annually from the CTO. The audit committee of the Board (the “Audit Committee”) specifically assists the Board in its oversight of risks related to cybersecurity. To help ensure effective oversight, the Audit Committee receives an update on cybersecurity from the CTO on an as-needed basis.

Our approach to cybersecurity risk management includes the following key elements:

Internal Audit Program – We operate an internal audit program. On an annual basis, our internal audit team conducts an overall business risk assessment, which includes an evaluation of cybersecurity risks. Included in this evaluation is a report on our cybersecurity posture and related matters that is presented to the leaders of the relevant business teams, who are responsible for prioritizing and addressing the risks identified.

Internal training and awareness – We provide training to our employees to help identify, avoid, and mitigate the risk from cybersecurity threats. Our employees are required to complete required cybersecurity awareness training upon hiring and also participate annually in required cybersecurity awareness training, unless on a leave of absence.

Vendor risk management program – We have implemented processes to identify and manage risks from cybersecurity threats associated with our use of third-party service providers. Our vendor risk management program establishes governance, processes and tools for managing various risks related to third-party service providers, including information security and supplier-related risks. As a condition of working with KORE, suppliers who access sensitive business or customer information are expected to meet certain information security requirements.

As of December 31, 2023, we have not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We are committed to investing in cybersecurity and to enhancing our internal controls and processes, which are designed to help protect our systems and information. For more information regarding the risks we face from cybersecurity threats, please see Part I, Item 1A, — “Risk Factors”.

ITEM 2.    PROPERTIES

Our corporate headquarters is in leased office space located in Atlanta, Georgia. We also lease other properties throughout North America and in various locations outside North America. We do not own any of our facilities.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Equity

Our common stock is listed on the New York Stock Exchange under the symbol “KORE”.

Holders of Record

As of April 9, 2024, there were approximately 83.2 million shares of our common stock outstanding with 49 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in “street name” accounts by brokers and other nominees.

Dividends

We have not paid any cash dividends on our common stock to date. Our ability to declare dividends is limited by the terms of financing or other agreements entered into by us or our subsidiaries from time to time.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock in each month of the fourth quarter of 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2023 - October 31, 2023	—	$—	—	$—
November 1, 2023 - November 30, 2023	—	$—	—	$—
December 1, 2023 - December 31, 2023	5,001,255	$0.57	—	$—

(1) As previously disclosed, on December 13, 2023, we purchased 5 million shares of our common stock from Twilio, Inc. (“Twilio”) at the price of $0.5713 per share, which was equal to the volume weighted average purchase price per share of the common stock on the NYSE for the 10 consecutive trading days ending on December 8, 2023. This purchase was not made pursuant to a publicly announced share repurchase program. These shares of common stock have been retained by us as treasury stock.

On December 13, 2023, 1,255 shares of common stock were surrendered by an employee vesting in RSUs, in order to pay for applicable tax withholding. Under the Incentive Plan, participants may surrender shares as payment of applicable tax withholding on the vesting of equity awards. Shares so surrendered by participants in the Incentive Plan are repurchased pursuant to the terms of the Incentive Plan and applicable award agreement and not pursuant to publicly announced share repurchase programs. These shares of common stock have been cancelled.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and other parts of this Annual Report on Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information due to the factors discussed under “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, all references in this section to “the Company” “KORE,” “us,” “our,” “ours,” or “we” refer to KORE Group Holdings, Inc. and its wholly-owned subsidiaries.

Overview

We provide IoT Connectivity, including advanced connectivity services, location-based services, device solutions, and managed and professional services used in the development and support of IoT technology for our customers. Our IoT platform is delivered in partnership with the world’s largest mobile network operators and provides secure, reliable, wireless connectivity to mobile and fixed devices. This technology enables us to expand our global technology platform by transferring capabilities across new and existing vertical markets and delivering complementary products to channel partners and resellers worldwide.

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

The overall U.S. economy seemed to fare well in 2023, as the economy expanded despite persistently elevated inflation and higher interest rates. Higher interest rates may hamper future business investment, and any economic weakness or perceived economic weakness may negatively impact business demand overall, and may cause reduced spending and longer sales cycles for IoT solutions, which in turn may be challenging to our business.

Recent developments in our business

On November 9, 2023, the Company, only with respect to certain limited sections thereof, and certain subsidiaries of the Company entered into the Credit Facilities. The credit agreement became effective on November 15, 2023. For a detailed discussion regarding the Credit Facilities, see “Term Loan and Revolving Credit Facility – WhiteHorse Capital Management, LLC (“WhiteHorse”)” in this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The proceeds of the Credit Facilities have been used to fully repay the Term Loan – UBS. For a detailed discussion regarding the Term Loan – UBS, see “Term Loan and Revolving Credit Facility – UBS” in this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

In addition, the Company entered into an Investment Agreement on November 9, 2023, as amended on December 13, 2023 (the “Investment Agreement”), with Searchlight, whereby the Company agreed to issue and sell to Searchlight (i) shares of Series A-1 Preferred Stock and (ii) a warrant (the “Original Warrant”) to purchase shares of common stock with an exercise price of $0.01 per share (as may be adjusted in accordance with the Original Warrant), in a private placement for an aggregate purchase price of $150 million. The foregoing private placement closed on November 15, 2023 (the “First Closing”), and the Company issued to Searchlight an aggregate of 150,000 shares of the Series A-1 Preferred Stock and an Original Warrant to purchase up to an aggregate of 11,800,000 shares of common stock (as may be adjusted in accordance with the Original Warrant). The Original Warrant was amended and restated in connection with the Second Closing (as defined below).

Pursuant to the Investment Agreement, on December 13, 2023 (the “Second Closing” and, together with the First Closing, the “Closings”), the Company issued and sold to Searchlight (i) an additional 2,857 shares of Series A-1 Preferred Stock and (ii) a warrant (the “Additional Warrant”) to purchase an additional 224,711 shares of common stock, with an exercise price of $0.01 per share (as may be adjusted in accordance with the Additional Warrant), in a private placement for an aggregate purchase price of approximately $2.9 million.

On December 11, 2023, the Company entered into a stock purchase agreement with Twilio, pursuant to which the Company agreed to repurchase from Twilio 5,000,000 shares of common stock for an aggregate purchase price of approximately $2.9 million (the “Repurchase”). The Repurchase was completed on December 13, 2023.

Results of Operations for the Years Ended December 31, 2023 and 2022:

Revenue

We derive revenue from IoT Connectivity services and IoT Solutions services (collectively, the “Services”) as well as products including IoT Connectivity (consisting of SIM cards) and IoT devices (within a comprehensive IoT solution) together referred to as “Products”.

Revenue arising from IoT Connectivity services generally consists of a monthly subscription fee and additional data usage fees that are part of a bundled solution which enables other providers and enterprise customers to complete their platforms for solutions to provide IoT Connectivity or other IoT Solutions. IoT Connectivity also includes charges for each SIM sold to a customer.

Revenue from IoT Solutions is derived from IoT device management services, location-based software services, and IoT security software services. Fees charged for device management services include the cost of the underlying IoT device and the cost of deploying and managing such devices. Fees charged for device management services are generally billed on the basis of a fee per deployed IoT device, which depends on the scope of the underlying services and the IoT device being deployed. Location-based software services and IoT security software services are charged monthly on a per-subscriber basis.

The table below sets forth the details of revenue from services and products for the years ended December 31, 2023 and 2022:

	For the Year Ended		Year-over-Year Increase / (Decrease)
($ in thousands)	December 31, 2023	December 31, 2022	$	%
Services	$212,645	$188,985	$23,660	13%
Products	63,965	79,462	(15,497)	(20)%
Total Revenue	$276,610	$268,447	$8,163	3%

Services revenue growth of approximately $23.7 million was driven primarily by the acquisition of Twilio’s IoT business, which generated the majority of the year-over-year increase. The residual growth compared to the year ended December 31, 2022 was driven by new customer business and increased connectivity utilization in our existing customer base.
Products revenue decreased by approximately $15.5 million, driven primarily by reduced demand from our largest customers for the year ended December 31, 2023, as they applied greater emphasis on inventory management and order fulfillment. In addition, products revenue for the year ended December 31, 2022 included a significant LTE transition project that did not repeat for the year ended December 31, 2023.

The table below sets forth the details of revenue disaggregated as arising from IoT Connectivity and IoT Solutions for the years ended December 31, 2023 and 2022:

	For the Year Ended		Year-over-Year Increase / (Decrease)
($ in thousands)	December 31, 2023	December 31, 2022	$	%
IoT Connectivity	$202,393	$175,942	$26,451	15%
IoT Solutions	74,217	92,505	(18,288)	(20)%
Total Revenue	$276,610	$268,447	$8,163	3%

IoT Connectivity revenue increased by approximately $26.5 million, which was primarily driven by the acquisition of Twilio’s IoT business, which generated the majority of the increase. Additional revenue growth was driven by SIM transfers from key strategic customers, organic growth in existing customers as a result of net new activations, and increased connectivity consumption. These increases were partially offset by customer churn.

Our total number of connections increased from 15.0 million connections on December 31, 2022 to 18.5 million connections on December 31, 2023, primarily due to the acquisition of Twilio’s IoT business.

IoT Solutions revenue declined by approximately $18.3 million primarily due to reduced demand from our largest customers in the current year as these customers applied greater emphasis on inventory management and order fulfillment, as well as the conclusion of a significant LTE transition project that was completed during the year ended December 31, 2022.

Cost of revenue, exclusive of depreciation and amortization

The cost of revenue associated with IoT Connectivity include carrier costs, network operations, technology licenses, and SIMs. The cost of revenue associated with IoT Solutions include the cost of devices, shipping costs, warehouse lease and related facilities expenses, and personnel cost. The total cost of revenue excludes depreciation and amortization.

The table below sets forth our cost of revenue, exclusive of depreciation and amortization, for the years ended December 31, 2023 and 2022, disaggregated by “cost of services” and “cost of products”:

	For the Year Ended		Year-over-Year Increase / (Decrease)
($ in thousands)	December 31, 2023	December 31, 2022	$	%
Cost of services	$82,547	$67,268	$15,279	23%
Cost of products	46,016	61,886	(15,870)	(26)%
Total cost of revenue	$128,563	$129,154	$(591)	—%

The table below sets forth our revenue less our cost of revenue, excluding depreciation and amortization, as a percentage of revenue, based upon the categories of revenue and associated costs disaggregated by “cost of services” and “cost of products”:

	For the Year Ended
	December 31, 2023	December 31, 2022
Cost of services	61.2%	64.4%
Cost of products	28.1%	22.1%
Overall blended rate	53.5%	51.9%

Cost of services increased by $15.3 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to additional carrier costs related to the acquisition of the Twilio IoT business, along with SIM transfers and increased connectivity consumption across multiple carriers.

During the year ended December 31, 2023, the “cost of services” percentage of our business decreased 3.2% compared to the year ended December 31, 2022 due to the inclusion of the lower margin services from the acquisition of Twilio’s IoT business.

Cost of products decreased by $15.9 million for the year ended December 31, 2023, compared to the year ended December 31, 2022 due to lower sales volume from existing IoT Solutions customers.

During the year ended December 31, 2023 the “cost of products” percentage of our products business increased 6.0% compared to the year ended December 31, 2022, primarily driven by the volume mix of hardware devices supplied to one of our largest customers. In 2022, the volume of hardware devices supplied to that customer were higher than usual due to their LTE transition project. Margins for the hardware devices associated with this one-time project were lower due to the decrease in volume in 2023.

The table below sets forth our cost of revenue, exclusive of depreciation and amortization, for the years ended December 31, 2023 and 2022, disaggregated by “cost of IoT Connectivity” and “cost of IoT Solutions”:

	For the Year Ended		Year-over-Year Increase / (Decrease)
($ in thousands)	December 31, 2023	December 31, 2022	$	%
Cost of IoT Connectivity	$77,263	$63,051	$14,212	23%
Cost of IoT Solutions	51,300	66,103	(14,803)	(22)%
Total cost of revenue	$128,563	$129,154	$(591)	—%

The table below sets forth our revenue less our cost of revenue, excluding depreciation and amortization, as a percentage of revenue, based upon the categories of revenue and associated costs disaggregated by “cost of IoT Connectivity” and “cost of IoT Solutions”:

	For the Year Ended
	December 31, 2023	December 31, 2022
Cost of IoT Connectivity	61.8%	64.2%
Cost of IoT Solutions	30.9%	28.5%
Overall blended rate	53.5%	51.9%

The cost of IoT Connectivity increased by $14.2 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to additional carrier costs driven by the acquisition of Twilio’s IoT business along with growth in connections across multiple carriers.

During the year ended December 31, 2023, the cost of IoT Connectivity as a percentage decreased 2.4% compared to December 31, 2022. The decrease in the cost of IoT Connectivity as a percentage was primarily due to the inclusion of the lower margin IoT Connectivity revenue from the acquisition of Twilio’s IoT business.

The cost of IoT Solutions decreased by $14.8 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to decreased costs associated with lower IoT Solutions revenue from existing customers.

During the year ended December 31, 2023, the cost of IoT Solutions as a percentage increased 2.4% as compared to December 31, 2022, primarily driven by the mix of hardware compared to services included in IoT Solutions revenue.

Selling, general, and administrative expenses

The following table sets forth the Company’s selling, general, and administrative expenses incurred during the years ended December 31, 2023 and 2022:

	For the Year Ended		Year-over-Year Increase / (Decrease)
($ in thousands)	December 31, 2023	December 31, 2022	$	%
Selling, general, and administrative expenses	$129,816	$109,492	$20,324	19%

Selling, general, and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit, legal fees, and other general operating expenses. The increase in SG&A expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by an increase in salaries and benefits including additional headcount from the acquisition of Twilio’s IoT business, higher license and subscription costs, along with one-time professional fees associated with our debt refinancing.

Selling, general, and administrative expenses incurred with affiliate

The following table sets forth the Company’s sales, general, and administrative expenses incurred with affiliate during the years ended December 31, 2023 and 2022:

	For the Year Ended		Year-over-Year Increase / (Decrease)
($ in thousands)	December 31, 2023	December 31, 2022	$	%
Selling, general, and administrative expenses incurred with affiliate	$372	$2,600	$(2,228)	(86)%

Selling, general, and administrative (“SG&A”) expenses incurred with affiliate relate primarily to expenses for technical assistance services, rent, and professional services incurred between one of our wholly-owned subsidiaries and two companies controlled by a key member of our subsidiary’s management team. The decrease in SG&A expenses incurred with affiliate for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the termination of the technical assistance services agreement on February 14, 2023 and the termination of the office lease and professional services agreement on June 29, 2023.

Non-GAAP Financial Measures

In conjunction with net income (loss) calculated in accordance with GAAP, we also use EBITDA and Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. Non-GAAP financial information is presented for supplemental informational purposes only, should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. We believe that along with our GAAP financial information, our non-GAAP financial information when taken collectively and evaluated appropriately, is helpful to investors in assessing our operating performance.

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest expense, income tax expense or benefit, and depreciation and amortization.

Adjusted EBITDA is defined as EBITDA adjusted for certain unusual and other significant items and removes the volatility associated with non-cash items and operational income and expenses that are not expected to be ongoing. Such adjustments include goodwill impairment charges, changes in the fair value of certain of our warrants required by GAAP to be accounted for at fair value, gains or losses on debt extinguishment, “transformation expenses” as defined below, acquisition costs, integration-related restructuring costs, stock-based compensation, and foreign currency gains and losses.

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
(in thousands)	2023	2022
Net loss	$(167,042)	$(106,200)
Income tax benefit	(4,158)	(10,417)
Interest expense, net	42,680	31,371
Depreciation and amortization	58,363	54,499
EBITDA	$(70,157)	$(30,747)
Goodwill impairment loss	78,257	58,074
Loss on debt extinguishment	2,584	—
Change in fair value of warrant liability	6,436	(254)
Transformation expenses	6,624	8,302
Acquisition costs	1,776	1,400
Integration-related restructuring costs	16,532	14,814
Stock-based compensation	11,251	10,296
Foreign currency (gain) loss	(182)	4
Other (1)	2,429	946
Adjusted EBITDA	$55,550	$62,835

(1) “Other” adjustments are comprised of adjustments for certain indirect or non-income based taxes.

Transformation expenses are related to the implementation of our strategic transformation plan and include the costs of a re-write of our core technology platform, expenses incurred to design certain new IoT Solutions, and “go-to-market” capabilities. These expenses were completed in 2023.

Acquisition and integration-related restructuring costs for the years ended December 31, 2023 and 2022 are costs associated with legal, accounting diligence, quality of earnings, valuation, and search expenses related to acquisitions.

In 2023 these costs included the acquisition of the Twilio IoT business, and in 2022 these costs included the acquisition of 100% of the outstanding share capital of Business Mobility Partners, Inc. and Simon IoT LLC. In addition to the costs associated with the acquisitions are costs related to the integration of these acquisitions, including but not limited to professional service costs related to systems integrations and migrations, data migration, and finance process integrations. These costs also include any identified duplicative costs that will eventually be eliminated or are expected to be eliminated twelve months from the acquisition date. Finally, these costs also include discrete costs related to employee severance or retention bonuses attributed to acquisitions or restructuring activities.

Key Operational Metrics

We review a number of operational metrics to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The operational metrics identified by management as key operational metrics are Total Number of Connections, Average Connections, Dollar-Based Net Expansion Rate, and Total Contract Value.

Total Number of Connections and Average Connections

Total Number of Connections constitutes the total of all our IoT Connectivity services connections, including both CaaS and CEaaS (explained below) but excluding certain connections where mobile carriers license our subscription management platform from us.

CaaS is a mobile connectivity service that allows customers to connect to the Internet over the networks of multiple wireless carriers while only interfacing with KORE, generally used by enterprise customers such as large medical device manufacturers or other IoT software and solutions providers. Our CaaS solutions are intended to allow customers to connect their devices seamlessly and securely anywhere in the world across any Internet-connected network, which may entail multiple devices, multiple locations, and multiple carriers.

CEaaS offers infrastructure software and services generally to communication service providers who provide IoT cellular services to a broad market. The infrastructure software and services offered to such providers are cellular Core Network as a Service, including Cloud Native Evolved Packet Core, Connectivity Management Platform as a Service, and Private Networking as a Service.

Total Number of Connections includes the contribution of eSIMs and is the principal measure used by management to assess the growth of the business on a periodic basis, on a SIM and / or device-based perspective. The table below sets forth our Total Number of Connections at Period End and Average Connections Count as of and for the years ended December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Total Number of Connections at Period End	18.5	million	15.0	million
Average Connections Count for the Period	17.3	million	15.2	million

Period-end and average connections as of December 31, 2023, include an increase of approximately 3.3 million and 1.8 million, respectively, related to the acquisition of Twilio’s IoT business.

Dollar Based Net Expansion Rate (“DBNER”)

DBNER tracks the combined effect of cross-sales of IoT Solutions to KORE’s existing customers, its customer retention and the growth of its existing business. KORE calculates DBNER by dividing the revenue for a given period (“given period”) from existing go-forward customers by the revenue from the same customers for the same period measured one year prior (“base period”).

The revenue included in the current period excludes revenue from (i) customers that are “non-go-forward” customers, meaning customers that have either communicated to KORE before the last day of the current period their intention not to provide future business to KORE or customers that KORE has determined are transitioning away from KORE based on a sustained multi-year time period of declines in revenue and (ii) new customers that started generating revenue after the end of the base period. For the purposes of calculating DBNER, if KORE acquires a company during the given period or the base period, then the revenue of a customer before the acquisition but during either the given period or the base period is included in the calculation. For example, to calculate our DBNER for the trailing 12 months ended December 31, 2023, we divide (i) revenue, for the trailing 12 months ended December 31, 2023, from go-forward customers that started generating revenue on or before December 31, 2022, by (ii) revenue, for the trailing 12 months ended December 31, 2022, from the same cohort of customers.

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

DBNER is used by management as a measure of growth of KORE’s existing customers (i.e., “same store” growth) and as a measure of customer retention, from a revenue perspective. It is not intended to capture the effect of either new customer wins or the declines from non-go-forward customers on KORE’s total revenue growth. This is because DBNER excludes new customers who started generating revenue after the base period and also excludes any customers who are non-go-forward customers on the last day of the current period. Revenue increases from new customer wins, and a decline in revenue from non-go-forward customers are also important factors in assessing KORE’s revenue growth, but these factors are independent of DBNER.

KORE’s DBNER was 96% for the twelve months ended December 31, 2023, as compared to 92% for the twelve months ended December 31, 2022. This increase was primarily due to increased connectivity consumption. Excluding a customer that exceeded 10% of revenues in 2022 but not 2023, DBNER was 101% for the twelve months ended December 31, 2023 as compared to 103% for the twelve months ended December 31, 2022.

Total Contract Value (“TCV”)

TCV represents our estimated value of a revenue opportunity. TCV for an IoT Connectivity opportunity is calculated by multiplying by 40 the estimated revenue expected to be generated during the twelfth month of production. TCV for an IoT Solutions opportunity is either the actual total expected revenue opportunity, or if it is a longer-term “programmatically recurring revenue” program, calculated for the first 36 months of the delivery period. TCV is used by management as a measure of the revenue opportunity of KORE’s sales funnel, which we define as opportunities our sales team is actively pursuing, potentially leading to future revenue.

As of December 31, 2023, our sales funnel included over 1,600 opportunities with an estimated potential TCV of over $545 million. As of December 31, 2022, our sales funnel included over 1,400 opportunities with an estimated potential TCV of over $434 million.

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

Summary and Description of Financing Arrangements

The table below sets forth a summary of the Company’s outstanding long-term debt as of December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Term Loan - Whitehorse	$185,000	N/A
Term Loan – UBS	N/A	302,654
Backstop Notes	120,000	120,000
Other borrowings	561	2,754
Total	$305,561	$425,408
Less: current portion of long-term debt	(2,411)	(5,345)
Less: debt issuance costs, net of accumulated amortization of $0.8 million and $8.5 million, respectively	(2,911)	(6,153)
Less: original issue discount	(4,130)	N/A
Total Long-term debt and other borrowings, net	$296,109	$413,910

Term Loan and Revolving Credit Facility — WhiteHorse Capital Management, LLC (“WhiteHorse”)

On November 9, 2023, the Company only with respect to certain limited sections thereof, and certain subsidiaries of the Company entered into a credit agreement with WhiteHorse that consisted of a senior secured term loan of $185.0 million (“Term Loan”) as well as a senior secured revolving credit facility of $25.0 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). Borrowings under the Term Loan and the Revolving Credit Facility bear interest at a rate at the Company’s option of either (1) Term SOFR for a specified interest period (at the Company’s option) of one to three months plus an applicable margin of up to 6.50% or (2) a base rate plus an applicable margin of up to 5.50%. The Term SOFR rate is subject to a “floor” of 1.0%. The applicable margins for Term SOFR rate and base rate borrowings are each subject to a reduction to 6.25% and 6.00% if the Company maintains a first lien net leverage ratio of less than 2.25:1.00 and greater than or equal to 1.75:1.00 and less than 1.75:1.00, respectively. Interest is paid on the last business day of each quarterly interest period except at maturity. The credit agreement became effective on November 15, 2023.

Principal payments of approximately $0.5 million are due on the last business day of each quarter. The maturity date of the Credit Facilities is November 15, 2028.

The Credit Facilities are secured by substantially all of the Company’s subsidiaries’ assets. The Term Loan agreement restricts cash dividends and other distributions from the Company’s subsidiaries to the Company and also restricts the Company’s ability to pay cash dividends to its shareholders, and contains customary financial covenants related to maximum total debt to Adjusted EBITDA ratio and a first lien debt to Adjusted EBITDA ratio.

As of December 31, 2023, there were no amounts outstanding on the Revolving Credit Facility.

Term Loan and Revolving Credit Facility – UBS

On December 21, 2018, the Company entered into a credit agreement with UBS (as from time to time amended and supplemented) that consisted of a term loan of $315.0 million (the “Term Loan — UBS”), maturity date December 21, 2024, as well as a senior secured revolving credit facility of $30.0 million.

On November 15, 2023, the Company fully repaid the Term Loan — UBS and there were no amounts drawn or outstanding on the senior secured revolving credit facility with UBS.

Backstop Notes

On September 30, 2021, a subsidiary of the Company issued the first tranche of the Backstop Notes, consisting of $95.1 million in senior unsecured exchangeable notes due 2028 to a lender and its affiliates. On October 28, 2021, the Company’s subsidiary issued a second and final tranche of Backstop Notes in the amount of $24.9 million. The Backstop Notes are guaranteed by the Company and are due September 30, 2028.

The Backstop Notes were issued at par and bear interest at a rate of 5.50% per annum which is paid semi-annually on March 30 and September 30 of each year. The Backstop Notes are exchangeable into common stock of the Company at $12.50 per share (the “Base Exchange Rate”) at any time at the option of the lender. At the Base Exchange Rate, the Notes are exchangeable for approximately 9.6 million shares of the Company’s common stock. The Base Exchange Rate may be adjusted for certain dilutive events or change in control events as defined by the Indenture (the “Adjusted Exchange Rate”). After September 30, 2023, if the Company’s shares are trading at a defined premium to the Base Exchange Rate or applicable Adjusted Exchange Rate, the Company may redeem the Backstop Notes for cash, force an exchange into shares of its common stock at an amount per share based on a time-value make whole table, or settle with a combination of cash and its common stock.

The Backstop Notes were issued pursuant to an indenture which contains financial covenants related to the Company’s maximum total debt to Adjusted EBITDA ratio.

Other borrowings

The Company’s “other borrowings” as set forth on the foregoing table regarding the Company’s long-term debt related solely to a premium finance agreement entered into on August 3, 2022, to purchase a Directors and Officers insurance policy with a two-year policy term. The original amount borrowed was approximately $3.6 million at a fixed rate of 4.6% per annum, amortized over twenty months. The premium finance agreement requires 20 fixed monthly principal and interest payments of approximately $0.2 million per month from August 15, 2022 to March 15, 2024.

This borrowing was classified as short-term as of December 31, 2023, as the remaining principal balance was then due within the subsequent three months.

Mandatorily Redeemable Preferred Stock

The Company has authorized 35,000,000 shares of preferred stock, and has issued to a single investor (Searchlight) who is currently the sole holder of 152,857 shares of Series A-1 preferred stock, which is mandatorily redeemable for cash payable to the holder on November 15, 2033. The number of issued and outstanding shares are currently the same. The Series A-1 preferred stock has a liquidation preference of $1,000 per share. No amounts are redeemable during the five years subsequent to December 31, 2023.

The following table sets forth the changes in shares of Series A-1 preferred stock during the year ended December 31, 2023:

($ in thousands)	Shares	Carrying amount
Preferred stock, beginning of year	—	—
Preferred stock issued November 15, 2023	150,000	$150,000
Preferred stock issued December 13, 2023	2,857	2,857
Preferred stock issuance costs (1)	N/A	(6,087)
Allocation of proceeds to preferred stock (2)	N/A	(5,327)
Preferred stock, end of year	152,857	$141,443

The Series A-1 preferred stock accrues dividends at a rate of 13% per year, compounded and payable quarterly, though cash payment of dividends must be declared by the Board, and are otherwise accrued.

Cash Flows

	For the Year Ended December 31,
(in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(6,419)	$16,356
Net cash used in investing activities	$(20,230)	$(62,547)
Net cash provided by (used in) financing activities	$18,906	$(4,694)

Cash flows from operating activities

For the year ended December 31, 2023, cash used in operating activities was $6.4 million. Our operating cash flows decreased from 2022 primarily due to an increase in our net loss, along with timing of accounts payable and receivable.

Cash flows from investing activities

Cash used in investing activities for the year ended December 31, 2023 was primarily used for investments in property and equipment and internally developed software, while 2022 included a non-recurring cash expenditure for a business acquisition.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2023, was generated primarily from the refinancing of the Company’s Term Loan — UBS with proceeds from the Term Loan — WhiteHorse and the issuance of the mandatorily redeemable Series A-1 Preferred Stock to Searchlight. During 2022, cash used in financing activities was primarily due to payment on the Term Loan — UBS.

Cash Availability

We have the ability to defer cash payment of interest due on the Series A-1 preferred stock, and plan to defer such payments in the near term in order to preserve cash for other purposes.

Purchase Commitments

We had a total of $58.9 million of purchase commitments payable that were not recorded as liabilities on our consolidated balance sheet as of December 31, 2023.

Significant Issuance and Repurchase of Equity Securities during 2023

On June 1, 2023, we issued 10,000,000 shares of our common stock to Twilio as purchase consideration for its IoT Business, half of which we repurchased from Twilio on December 13, 2023.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. We expect quarter-to-quarter GAAP earnings volatility from our business activities. In addition, the amount or timing of our reported earnings may be impacted by technical accounting issues and estimates.

Management discusses the ongoing development and selection of the critical accounting policies and estimates as set forth below with the Audit Committee of our Board of Directors. For a discussion of the Company’s significant accounting policies, see Note 2 — Summary of Significant Accounting Policies, in the notes to consolidated financial statements in Part II, Item 8.

Goodwill

Goodwill is the largest asset on our consolidated balance sheets, and has arisen over time as we have acquired other companies. Goodwill is the residual asset value of an acquired business — an intangible asset that is created when a company is purchased in excess of the fair market value of its net assets. The calculation of goodwill is often an inherently subjective process, as the determination of an acquired company’s net assets (as further described below, in “Business Combinations”) involves estimation of various factors, such as useful lives, selection of discount rates, calculation of weighted-average cost of capital, determination of the company’s peer group for comparable purposes, and other factors that involve significant judgment. Although management often engages third party experts to perform such calculations, management is responsible for the ultimate conclusions reached in any valuation report.

Goodwill is not amortized, but is tested for impairment both on a routine annual basis and also when an indicator of impairment is deemed to have occurred. An impairment charge is a permanent reduction to the carrying value of an asset and cannot be reversed.

Determining if an indicator of impairment to goodwill has occurred involves considerable judgement. During both the third quarter of 2023 and the fourth quarter of 2022, we experienced (among other qualitative indicators described in Part II, Item 8, Notes to the Consolidated Financial Statements, Note 8 — Goodwill and Other Intangible Assets) declines in our stock price and market capitalization that, in management’s opinion, represented at each time, a possible indicator of impairment as the observed declines were both significant and sustained, and thus, impairment testing was deemed to be indicated.

In testing goodwill for impairment, the underlying assumptions and factors subject to sensitivity included the Company’s internal forecasts of its future results including projected revenue growth rates, cash flows, and its weighted average cost of capital, discount rates, and market factors such as earnings multiples from comparable publicly traded companies.

In the third quarter of 2023, we recorded a goodwill impairment loss of $78.3 million, and in the fourth quarter of 2022 we recorded a goodwill impairment loss of $58.1 million. There can be no assurance that goodwill will not be further impaired in the future, and there can be no assurance that management will identify potential qualitative, off-cycle indicators of further goodwill impairment on a timely basis, as these matters are subjective in nature.

Accounting for Business Combinations

We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. We assign fair value of the consideration paid to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill, as discussed above.

Intangible assets are amortized over the expected life of the asset. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future cash flows from revenue of the intangible assets acquired, estimates of appropriate discount rates used to calculate the present value of expected future cash flows, estimated useful lives of the intangible assets acquired, customer attrition rates, future changes in technology and brand awareness, and other factors.

Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based, in part, on historical experience, information obtained from the management of the acquired companies and future expectations. For these and other reasons, actual results may vary significantly from estimated results.

Internal Use Software

The determination of the capitalization of internal use software is subject to estimates regarding the stage of the project, which affects the determination of capitalization versus expense. Generally, only costs incurred in the application development stage are eligible for capitalization, and it can be difficult to determine the precise point at which a preliminary project stage is complete, then moving into the development stage where costs are capitalized, and then the point at which the project moves into a post-implementation stage, where the software is ready for its intended use, and further costs are again expensed. Additionally, if a project is abandoned or not deemed feasible, costs are expensed, and again, the determination of when or if this occurs is subject to professional judgement. Finally, the proper capitalization of developer time relies upon timely and accurate reporting of such hours in our internal systems, precision in estimations of hourly labor rates, and relies upon individual software developers to input said hours of work on a timely and accurate basis in order to be appropriately recognized.

Capitalized internal use software, net of accumulated amortization, was $35.8 million and $29.9 million as of December 31, 2023 and 2022, respectively, and is included in intangible assets on our consolidated balance sheets.

Income Taxes

Given the complexity and subjectivity regarding the interpretation and application of various income tax laws, we are required to make significant judgments and estimates in determining our provision for income taxes.

This estimation process involves assessing various factors, including but not limited to:

•Interpretation of tax laws in numerous jurisdictions: The interpretation and application of tax laws, regulations, and rulings issued by various taxing authorities in numerous jurisdictions can be complex and subject to differing interpretations, and although our operations are located primarily in North America, we must comply with tax laws everywhere we operate.
•Deferred tax assets and liabilities: The recognition and measurement of deferred tax assets and liabilities involve estimating the future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. This requires us to make assumptions about future taxable income, tax rates, and the timing of reversals of temporary differences.

•Uncertain tax positions: We may be subject to tax audits which could result in adjustments to our estimations of tax liabilities. We must assess the likelihood of various outcomes for uncertain tax positions and determine the appropriate amount of tax reserves to record based on the probability of settlement.
•Valuation allowances: We must evaluate the realizability of deferred tax assets, considering factors such as profitability, future projections, and the availability of taxable income against which deferred tax assets can be utilized. This assessment involves significant judgment and estimation.

Given the inherent uncertainty and complexity surrounding income tax matters, our estimates may differ from the actual tax liabilities and benefits realized, which could materially impact our financial condition and results of operations. We continuously monitor changes in tax laws and regulations and reassess our estimates as new information becomes available to ensure the accuracy of our financial reporting. However, there can be no assurance that future developments will not require adjustments to our estimates, which could have a material impact on our financial statements.

Liability for Indirect Taxes

Indirect taxes to which we may be subject include sales tax, telecommunications use tax, federal universal service fund fees, and other similar levies imposed by various federal, state, and local governmental authorities on the sale of certain defined products and services. Products and services that may be defined as taxable in one jurisdiction may not be defined as taxable in another jurisdiction. Given the diverse regulatory environments and varying tax rates across different jurisdictions, we are required to make significant judgments and estimates in determining our liabilities for indirect taxes. Key considerations include:

•Taxability of transactions: Determining the taxability of specific transactions requires careful analysis of specific customer use cases as applied to relevant tax laws, regulations, and interpretations. We must assess whether products or services provided are subject to indirect taxes and then must apply the appropriate tax rates accordingly.
•Estimating a range where contingent liabilities that are deemed to be “more likely than not” or “probable” exist: We may encounter uncertainties regarding the application of indirect tax laws and regulations. We must assess the likelihood of unfavorable outcomes for any uncertain indirect tax positions and determine the appropriate amount of contingent loss reserves to record based on the probability of settlement.
•Compliance and reporting requirements: We are responsible for complying with various indirect tax filing and reporting obligations. Even inadvertent non-compliance may result in penalties and interest charges, which are a part of an initial liability estimate, when a liability is determined to be “probable,” even if a jurisdiction later waives penalties in situations where mitigation may exist, such as by us entering into a “voluntary disclosure arrangement” with a jurisdiction. Further, in situations where a “reseller certificate” may be a mitigating factor, we must properly prepare, perfect, and maintain such certificates.

Given the complexity and subjectivity involved in these matters, our estimates may differ from the actual tax liabilities incurred, which could materially impact our financial statements. We continuously monitor changes in indirect tax laws and regulations and reassess our estimates as new information becomes available to ensure compliance and accuracy in our financial reporting. Future regulatory developments may require adjustments to our estimates, which could have a material impact on our financial condition and results of operations.

Revenue Recognition

We derive revenue primarily from the sales of our products and services, disaggregated for analysis into the categories of IoT Connectivity and IoT Solutions.

We must make significant estimates and assumptions as we follow the revenue accounting model of ASC 606, to (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.

The significant estimates and assumptions are discussed in detail in Part II, Item 8 - Financial Statements, Note 2 — Summary of Significant Accounting Policies and Note 3 — Revenue Recognition.

Recent accounting pronouncements

See Note 2 — Summary of Significant Accounting Policies to the accompanying consolidated financial statements in Part II, Item 8, for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

As an EGC, the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. We have elected to use this extended transition period under the JOBS Act until such time that we are no longer considered to be an EGC.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
KORE Group Holdings, Inc.
Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of KORE Group Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2019.

Atlanta, Georgia
April 15, 2024

KORE Group Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$27,137	$34,645
Accounts receivable, net	52,413	44,538
Inventories, net	8,215	10,051
Prepaid expenses and other current assets	14,222	13,986
Total current assets	101,987	103,220
Noncurrent assets:
Restricted cash	300	362
Property and equipment, net	10,956	11,899
Intangible assets, net	167,587	192,504
Goodwill	294,974	369,706
Operating lease right-of-use assets	9,367	10,019
Other non-current assets	1,813	971
Total assets	$586,984	$688,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,983	$17,835
Accrued liabilities	23,421	16,000
Accrued interest due to affiliate	2,530	—
Current portion of operating lease liabilities	1,446	1,811
Deferred revenue	9,044	7,817
Current portion of long-term debt and other borrowings, net	2,411	5,345
Warrant liabilities to affiliates	11,664	33
Total current liabilities	74,499	48,841
Noncurrent liabilities:
Operating lease liabilities	9,446	9,275
Long-term debt and other borrowings, net	296,109	413,910
Deferred income tax liabilities, net	13,795	25,193
Mandatorily redeemable preferred stock due to affiliate, net	141,594	—
Other liabilities	14,568	10,790
Total liabilities	550,011	508,009
Commitments and Contingencies
Stockholders’ equity:
Common stock, voting; par value $0.0001 per share; 315,000,000 shares authorized; 87,382,647 shares issued and 82,382,647 outstanding as of December 31, 2023, and 76,292,241 shares issued and outstanding as of December 31, 2022	8	8
Additional paid in capital	461,069	435,292
Accumulated other comprehensive loss	(6,070)	(6,390)
Accumulated deficit	(415,280)	(248,238)
Treasury stock, at cost, 5,000,000 shares	(2,754)	—
Total stockholders’ equity	36,973	180,672
Total liabilities and stockholders’ equity	$586,984	$688,681

See accompanying notes to consolidated financial statements

KORE Group Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022
Revenues
Services	$212,645	$188,985
Products	63,965	79,462
Total revenue	276,610	268,447
Cost of revenue
Services	82,547	67,268
Products	46,016	61,886
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	128,563	129,154
Operating expenses
Selling, general, and administrative expenses	129,816	109,492
Selling, general, and administrative expenses incurred with affiliate	372	2,600
Depreciation and amortization	58,363	54,499
Goodwill impairment	78,257	58,074
Total operating expenses	266,808	224,665
Operating loss	(118,761)	(85,372)
Other expense (income)
Interest expense, including amortization of deferred financing costs	40,625	31,835
Interest expense incurred with affiliate, including amortization of deferred financing costs	2,607	—
Interest income	(552)	(464)
Change in fair value of warrant liabilities to affiliates	6,436	(254)
Loss on extinguishment of debt	2,584	—
Other expense, net	739	128
Loss before income taxes	(171,200)	(116,617)
Income tax benefit	(4,158)	(10,417)
Net loss	$(167,042)	$(106,200)

Loss per share:
Basic and diluted	$(1.99)	$(1.40)
Weighted average shares outstanding:
Basic and diluted	83,808,227	75,710,904

Comprehensive loss
Net loss	$(167,042)	$(106,200)
Other comprehensive loss:
Foreign currency translation adjustment	320	(2,927)
Comprehensive loss	$(166,722)	$(109,127)
See accompanying notes to consolidated financial statements

KORE Group Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	For the Year Ended December 31,
	2023	2022
Par value of common stock
Balance, beginning of year	$8	$7
Common stock issued pursuant to acquisition	—	1
Balance, end of year	8	8

Additional paid-in capital
Balance, beginning of year	435,292	401,702
Common stock issued pursuant to acquisition	14,700	23,294
Stock-based compensation expense	11,251	10,296
Stock awards cancelled for employee tax withholdings	(405)	—
Private offering and merger financing refund	231	—
Balance, end of year	461,069	435,292

Accumulated other comprehensive loss
Balance, beginning of year	(6,390)	(3,463)
Foreign currency translation adjustment	320	(2,927)
Balance, end of year	(6,070)	(6,390)

Accumulated deficit
Balance, beginning of year	(248,238)	(142,038)
Net loss	(167,042)	(106,200)
Balance, end of year	(415,280)	(248,238)

Treasury stock, at cost
Balance, beginning of year	—	—
Purchase of treasury stock	(2,754)	—
Balance, end of year	(2,754)	—

Total Stockholders’ Equity	$36,973	$180,672

See accompanying notes to consolidated financial statements

KORE Group Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended
	2023	2022
Operating activities:
Net loss	$(167,042)	$(106,200)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	58,363	54,499
Amortization of deferred financing costs	2,204	2,427
Loss on extinguishment of debt	2,584	—
Goodwill impairment	78,257	58,074
Stock-based compensation expense	11,251	10,296
Deferred income taxes	(11,412)	(16,189)
Change in fair value of warrant liabilities to affiliates	6,436	(254)
Amortization of operating lease right-of-use assets	2,331	2,218
Other	100	429
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,707)	8,962
Inventories	1,973	6,542
Prepaid expenses and other assets	(87)	(1,992)
Accounts payable and accrued liabilities	12,968	(1,968)
Accrued interest due to affiliate	2,530	—
Deferred revenue	1,175	980
Operating lease liabilities	(1,847)	(1,468)
Other assets and liabilities	1,504	—
Net cash (used in) provided by operating activities	$(6,419)	$16,356
Investing activities:
Purchases of property and equipment	(4,433)	(3,307)
Additions to intangible assets	(15,797)	(13,238)
Acquisitions of business combinations, net of cash acquired	—	(46,002)
Net cash used in investing activities	$(20,230)	$(62,547)

Financing activities:
Proceeds from issuance of debt	185,000	—
Payment of original issue discount	(4,200)	—
Payment of deferred financing costs	(6,853)	(356)
Repayment of debt	(304,847)	(4,188)
Proceeds from mandatorily redeemable preferred stock due to affiliate	152,857	—
Purchase of treasury stock	(2,754)	—
Principal payments under finance lease obligations	(123)	(150)
Private offering and merger financing refund	231	—
Payment of employee tax withholdings through cancelled shares of stock	(405)	—
Net cash provided by (used in) financing activities	$18,906	$(4,694)
Effect of exchange rate changes on cash	$173	$(451)
Net decrease in cash and restricted cash	$(7,570)	$(51,336)
Cash and restricted cash, beginning of year	$35,007	$86,343
Cash and restricted cash, end of year	$27,437	$35,007

Supplemental cash flow information:
Cash paid for interest	$35,330	$29,199
Cash paid for income taxes (net of refunds)	$5,718	$2,119

Non-cash investing and financing activities:
Fair value of KORE common stock issued pursuant to acquisition	$14,700	$23,295
Issuance of penny warrants	$5,195	$—
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$1,636	$3,409
ASU 2020-06 Adoption	$—	$15,163
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities upon the adoption of ASC 842	$—	$9,604
Premium finance agreement	$—	$3,621

See accompanying notes to consolidated financial statements

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 1 - NATURE OF OPERATIONS

Organization and Basis of Presentation

KORE Group Holdings, Inc. (together with its subsidiaries, “KORE,” or the “Company”) provides advanced connectivity services, location-based services, device solutions, managed and professional services used in the development and support of the “Internet of Things” (“IoT”) technology for the business market. The Company’s IoT platform is delivered in partnership with the world’s largest mobile network operators and provides secure, reliable, wireless connectivity to mobile and fixed devices. This technology enables the Company to expand its global technology platform by transferring capabilities across new and existing vertical markets and delivers complementary products to channel partners and resellers worldwide.

The Company is incorporated in the state of Delaware and its operations are primarily located in North America. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “KORE”.

The Company currently qualifies as an Emerging Growth Company under Section 102(b)(1) of the JOBS Act, which, upon an affirmative election, which the Company has made, allows the Company to adopt new or revised financial accounting standards at the same time as private companies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements requires the Company to make a number of significant estimates. These include estimates of revenue recognition, fair value measurements of assets acquired and liabilities assumed in business combinations, assessments of indicators of impairment regarding various assets including goodwill, calculation of capitalized software costs, accounting for uncertainties in income tax positions, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported periods. Changes in these estimates may occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from the Company’s estimates and the differences could be material.

Reclassification of Prior Period Presentation

Certain amounts reported in the prior year in the consolidated balance sheets have been reclassified to conform to the current year’s presentation. For comparative purposes, and to enhance transparency of the Company’s balance sheets, the Company has separately presented in the financial statements transactions with affiliates, and has reclassified certain immaterial amounts in the prior period.

Immaterial Out of Period Adjustment

During the year ended December 31, 2023, the Company identified an immaterial error related to the 2023 and 2022 accounting for indirect taxes that impacted the Company’s previously issued 2022 consolidated financial statements. Management evaluated the effect of the error on the 2023 and 2022 consolidated financial statements and concluded the error was not material. As a result, in 2023, the Company recorded an out of period adjustment to increase accrued liabilities and selling, general, and administrative expenses, each by approximately $1.4 million as of and for the year ended December 31, 2023. An additional amount of $0.4 million was recorded as of December 31, 2023 for a total indirect tax contingent liability of $1.8 million. See also Note 19 — Commitments and Contingencies.

Change in Accounting Estimate — Depreciation of Property and Equipment

On January 1, 2024, the Company elected to change its method of depreciation for long-lived assets from the declining balance method to the straight-line method. The Company’s use of the straight-line depreciation method will be effective beginning January 1, 2024, and will be applied prospectively as a change in estimate.

Restricted Cash

Restricted cash represents cash deposits held with financial institutions for letters of credit and is not available for general corporate purposes.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
Concentrations of Credit Risk

Cash is a financial instrument that is potentially subject to concentrations of credit risk. The Company’s cash is deposited in accounts at large financial institutions, and amounts may, at times, exceed federally insured limits.

Trade Accounts Receivable and Allowance for Credit Losses

The Company records accounts receivable at amortized cost less an allowance for credit losses. The Company accounts for credit losses under the current expected credit loss model using a loss rate methodology, which considers historical loss rates on its trade accounts receivable balances, adjusted for current conditions, along with reasonable and supportable forecasts regarding collections and delinquencies on trade accounts receivable.

The Company adopted ASU 2016-13, the updated accounting standard regarding credit losses as described above, on January 1, 2023, utilizing the modified retrospective method. The adoption of ASU 2016-13 modified the measurement of expected credit losses on certain financial instruments such as trade receivables that result from revenue transactions within the scope of ASC 606.

The Company generally does not require collateral from its customers, although it may require letters of credit in certain instances to limit its credit risk.

Inventories

The Company generally records its inventory, of which substantially all inventory consists of finished goods such as SIM cards, other hardware and packaging materials, using the average cost method. One wholly-owned consolidated subsidiary which was acquired in 2022 uses the first-in, first-out (“FIFO”) method. All inventories are stated at the lower of cost or net realizable value.

Deferred Financing Costs

Deferred financing costs consist principally of debt issuance costs which are amortized using the straight-line method (as the straight-line method is not materially different from the effective interest method) over the terms of the related debt agreements and are presented in the consolidated balance sheets as direct deductions from the balance of long-term debt. Issuance costs for undrawn credit facilities are recorded in other long-term assets in the consolidated balance sheets and are amortized over the term of the agreement using the straight-line method.

Property and Equipment

For the years ended December 31, 2023 and 2022, property and equipment, with the exception of leasehold improvements as further described below, were depreciated over their estimated useful lives using the declining balance method.

Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease.

Leases

Lessee-type leases

The Company leases real estate, computer hardware, and vehicles for use in its operations under both operating and finance leases. The Company assesses whether an arrangement is a lease or contains a lease at inception. For arrangements considered leases or that contain a lease that is accounted for separately, the Company determines the classification and initial measurement of the right-of-use asset and lease liability at the lease commencement date, which is the date that the underlying asset becomes available for use.

For both operating and finance leases, the Company recognizes a right-of-use asset, which represents its right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments arising over the lease term. The present value of the Company’s obligation to make payments is calculated using the incremental borrowing rate for operating and finance leases. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. Management uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate, which is updated on an annual basis for the measurement of new lease liabilities.

In those circumstances where the Company is the lessee, we have elected to account for non-lease components associated with our leases (e.g., common area maintenance costs) and lease components as a single lease component for all of our asset classes.

Operating lease cost for operating leases is recognized on a straight-line basis over the term of the lease and is included in selling, general, and administrative expense in the Company’s consolidated statements of operations and comprehensive loss, based on the use of the facility on

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
which rent is being paid. Operating leases with a term of 12 months or less are not recorded on the balance sheet; and the Company recognizes rent expense for these leases on a straight-line basis over the lease term.

The Company recognizes the amortization of the right-of-use asset for its finance leases on a straight-line basis over the shorter of the term of the lease or the useful life of the right-of-use asset in depreciation and amortization expense in its consolidated statements of operations and comprehensive loss. The interest expense related to finance leases is recognized using the effective interest method based on the discount rate determined at lease commencement and is included within interest expense in the Company’s consolidated statements of operations and comprehensive loss.

Lessor-type leases

In addition to selling our products directly to customers, the Company has entered into a leasing arrangement as a lessor for certain of its hardware devices as further described in Note 7 — Leases.

The Company assesses lessor-type leases in order to classify them as either operating or finance type leases, with finance-type lessor leases further divided into the categories of either sales-type leases or direct financing leases.

The determination for leases classified as sales-type are: (i) whether the lease transfers ownership of the equipment by the end of the lease term, (ii) whether the lease grants the customer an option to purchase the equipment and the customer is reasonably certain to do so, (iii) whether the lease term is for the major part of the economic life of the underlying equipment, (iv) whether the present value of the lease payments, and any residual value guaranteed by the customer that is not already reflected in the lease payments, is equal to or greater than substantially all of the fair market value of the equipment at the commencement of the lease, and (v) whether the equipment is specific to the customer and of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. Leasing arrangements meeting any of these conditions are accounted for as sales-type leases and revenue attributable to the lease component is recognized in a manner consistent with the equipment sales and the related equipment is derecognized with the associated expense presented as a cost of revenue.

Leasing arrangements that do not meet the criteria for classification as a sales-type lease will be accounted for as a direct-financing lease if the following two conditions are met: (i) the present value of the lease payments and any residual value guaranteed by the customer that is not already reflected in the lease payments and any other third party unrelated to the Company, is equal to or greater than substantially all of the fair market value of the equipment at the commencement of the lease, and (ii) it is probable that the Company will collect the lease payments and amounts necessary to satisfy a residual value guarantee.

Leasing arrangements that do not meet any of the finance-type lessor lease classification criteria are accounted for as operating leases and revenue is recognized straight-line over the term of the lease.

Internal Use Software

Certain costs of platform and software applications developed for internal use are capitalized as intangible assets. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed (i.e. application development stage) and (ii) it is probable that the software will be completed and used for its intended function. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality. Costs incurred for maintenance, minor upgrades and enhancements are recorded under selling, general, and administrative expenses in the consolidated statement of operations and comprehensive loss as incurred. Costs related to preliminary project activities and post-implementation operating activities are also recorded under selling, general, and administrative expenses in the consolidated statement of operations and comprehensive loss as incurred. The Company amortizes the capitalized costs on a straight-line basis over the useful life of the assets.

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

The Company amortizes amortizable intangible assets on a straight-line basis over their estimated useful lives.

Goodwill and Long-Lived Asset Impairment Testing

Goodwill is not amortized, but rather, is subject to impairment testing. The Company tests goodwill for impairment on an annual basis on October 1 of each year, or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
Goodwill and long-lived assets are tested for impairment at the reporting unit level, and the Company has been determined to be operating as a single reporting unit.

Business Combinations

The Company allocates the fair value of the consideration transferred to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The excess of the fair value of consideration transferred over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Acquisition-related expenses and restructuring costs are recognized separately from a business combination and are expensed as incurred. All changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized as a component of provision for income taxes. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include expected future cash flows based on consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability.

Contingent Liabilities

The Company has certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of such reasonably possible losses, if estimable.

Treasury Stock

Treasury stock is reflected as a reduction of stockholders’ equity at the cost to acquire the stock at its fair market value, which is determined as the closing price of the Company’s stock on the date of acquisition if purchased in a non-market transaction. Treasury stock purchased on the secondary market is reflected at the actual market purchase price.

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

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606 — Revenue from Contracts with Customers (“ASC 606”), the Company applies the five step model: (i) identification of the contract(s) with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The Company derives revenues primarily from IoT Connectivity and IoT Solutions.

IoT Connectivity

IoT Connectivity arrangements provide customers with secure and reliable wireless connectivity to mobile and fixed devices through various mobile network carriers. Revenue from IoT Connectivity consists of MRCs and overage/usage charges, and contracts are generally short-term in nature (i.e., month-to-month arrangements). Revenue for MRCs and overage/usage charges are recognized over time as the Company satisfies the performance obligation (generally starting when an enrolled device is activated on the Company’s platform). Most of the MRCs are billed monthly in advance (generally in the last week of a month); any amounts billed for which the service has not been provided as of the balance sheet dates are reported as a contract liability and components of deferred revenue.

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

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
customer account, generally no longer than one to two months after initial billing. Reserved items are written off when deemed uncollectible or recognized as revenue if collected.

Certain IoT Connectivity customers also have the option to purchase products and/or equipment (e.g. SIM cards, routers, phones, or tablets) from the Company on an as needed basis. Product sales to IoT Connectivity customers are recognized when control is transferred to the customer, which is typically upon shipment of the product.

IoT Solutions

IoT Solutions arrangements include device solutions (including connectivity), deployment services, and/or technology-related professional services. Management evaluates each IoT Solutions arrangement to determine the contract for accounting purposes. If a contract contains more than one performance obligation, consideration is allocated to each performance obligation based on standalone selling prices (“SSPs”). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling price of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the unique facts and circumstances related to each performance obligation including, where applicable, prices charged by the Company for similar offerings, market trends in the pricing for similar offerings, product-specific business objectives and the estimated cost to provide the performance obligation. Hardware, deployment services, and connectivity services generally have readily observable prices. The standalone selling price of the Company’s warehouse management services (which is associated with its bill-and-hold inventory and determined to be immaterial as discussed below) was determined using a cost-plus-margin approach with the primary assumptions including company profit objectives, internal cost structure, and current market trends.

Device and other hardware sales in IoT Solutions arrangements are generally accounted for as separate contracts since the customer is not obligated to purchase additional services when committing to the purchase of any products. Such sales are typically recognized upon shipment to the customer. However, in certain contracts, the customer has requested for the Company to hold the products ordered for later shipment to the customer’s remote location or to the customer’s end user as a part of a vendor managed inventory model. In these situations, management has concluded that transfer of control to the customer occurs prior to shipment. In these “bill-and-hold” arrangements, the right to invoice, transfer of legal title and transfer of the risk and rewards associated with the products occurs when the Company receives the hardware from a third-party vendor and has deemed it to be functional. Additionally, the products are identified both physically and systematically as belonging to a specific customer, are usable by the customer, and are only shipped, used, or disposed as directed by the specific customer. Based on these factors, management recognizes revenue on bill-and-hold hardware when the hardware is received by the Company and deemed functional. As part of the bill-and-hold arrangements, the Company performs a service related to the storage of the hardware. The Company has determined that any storage fees related to bill-and-hold inventory are immaterial to the consolidated financial statements taken as a whole.

IoT Solutions arrangements may also contain embedded leases for hardware used to fulfill services. A contract with a customer includes an embedded lease when the Company grants the customer a right to control the use of an identified asset for a period of time in exchange for consideration. Embedded leases with customers are typically recognized either as sales-type leases in which revenue and cost of sales is recognized upon lease commencement; or they may be recognized as operating leases in which revenue is recognized over the usage period. Where a contract contains an embedded lease, the contract’s transaction price is allocated to the contract performance obligations and the lease component based upon the relative standalone selling price.

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

The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential payment and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected value method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
Product returns are recorded as a reduction to revenue based on anticipated sales returns that occur in the normal course of business and were immaterial for the years ended December 31, 2023 and 2022. The Company primarily has assurance-type warranties that do not result in separate performance obligations.

Contract Balances

Contract assets, or unbilled receivables, are recorded when the Company performs a service or transfers a good in advance of receiving consideration (the right to consideration is conditional on something other than the passage of time). Contract assets are classified as accounts receivable when the Company’s right to consideration is unconditional (only the passage of time is required before payment is due).

Contract liabilities, or deferred revenue, are recorded when the Company receives consideration (or has the unconditional right to receive consideration) in advance of performing a service or transferring a good. Deferred revenue primarily relates to revenue that is recognized over time for connectivity monthly recurring charges, the changes in balance of which are related to the satisfaction or partial satisfaction of these contracts. The balance also contains a deferral for goods that are in-transit at the period end for which control transfers to the customer upon delivery.

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company excludes taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction and collected from customers. Accordingly, such tax amounts are not included as a component of revenue or cost of revenue and are accrued in current liabilities until remitted to governmental authorities.

Practical Expedients

The Company applies ASC 606, utilizing the following allowable exemptions or practical expedients:

•Practical expedient not to disclose the unfulfilled performance obligation balance for contracts with an original length of one year or less.
•Practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.
•Practical expedient to present revenue net of sales taxes and other similar taxes.
•Practical expedient from recognizing shipping and handling activities as a separate performance obligation.
•Practical expedient not requiring the entity to adjust the promised amount of consideration for the effects of a significant financing component if the entity expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Cost of revenue, exclusive of depreciation and amortization

Cost of revenue includes any cost of connectivity incurred with the Company’s carriers, as well as hardware products and materials and associated freight expense, and direct labor.

Selling, general, and administrative expenses

Selling, general, and administrative expenses include costs of the Company’s business not directly attributable to performing services or selling products that are not otherwise separately stated on the Company’s consolidated statements of operations and comprehensive loss. Such costs include salaries and benefits, professional services, and lease expenses.

Stock-based compensation

The Company sponsors an equity incentive plan that provides for the grant of various stock-based awards including time-vested restricted stock units and performance share units. The fair value of any such award is calculated on its grant date fair value, which for time-vested and performance share restricted stock units (excluding those with market conditions), is the market price on close of business of the grant date. The fair value of performance share units that include any market-based metrics is determined as of the grant date using either a Monte Carlo simulation or a binomial lattice valuation model. The Company recognizes compensation expense on a straight-line basis over the period the grant is earned by the employee, generally three years.

The Company assesses the likelihood of performance criteria being achieved for performance-based awards on a quarterly basis. If the Company determines that the performance criteria are probable of being achieved, the fair value of the award is expensed on a straight-line basis over the balance of the vesting period. In the event the Company determines it is no longer probable that it will achieve the minimum performance criteria specified in a performance-based award, the Company reverses all of the previously recognized compensation expense in the period such a determination is made.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
The Company accounts for forfeitures of stock-based compensation as any such forfeitures occur.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is generally the local currency. Any transactions recorded in the Company’s foreign subsidiaries denominated in a currency other than the local currency are remeasured using current exchange rates each reporting period with the resulting unrealized gains or losses of $0.1 million and $1.8 million being included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022.

For consolidation purposes, all assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of stockholders’ equity and reported in the consolidated statements of operations and comprehensive loss.

Income Taxes

The Company provides for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the date of enactment. A valuation allowance is recorded to reduce deferred tax assets to an amount, which, in the opinion of management, is more likely than not to be realized. The Company considers factors such as the cumulative income or loss in recent years; reversal of any deferred tax liabilities; projected future taxable income exclusive of temporary differences; the character of the income tax asset, including income tax positions; tax planning strategies and other factors in the determination of the valuation allowance.

Earnings Per Share

The Company applies the treasury stock method to determine the dilutive effect of potentially dilutive securities, including warrants, and the if-converted method to determine the dilutive effect of any potentially dilutive convertible securities.

Recently Adopted Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. ASUs not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company's consolidated financial statements. The following ASUs have been adopted by the Company during the fiscal year 2023:

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

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
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

ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (“ASU 2023-07”)

On November 27, 2023, the FASB issued ASU No. 2023-07. The FASB issued the new guidance primarily to provide financial statement users with more disaggregated expense information about a public business entity’s (“PBE”) reportable segment(s). This ASU will require PBEs to provide incremental disclosures related to the entity’s reportable segment(s), including disclosures for expenses that are both 1) significant to each reportable segment and are provided regularly to the CODM or easily computed from information regularly provided to the CODM and 2) included in the reported measure of segment profit or loss used by the CODM to assess performance and allocate resources. If a PBE does not disclose any significant segment expenses for a reportable segment, it is required to disclose narratively the nature of the expenses used by the CODM to manage each segment’s operations.

Under the provisions of this ASU, all of the disclosures required in the segment guidance, including disclosing a measure of segment profit or loss used by the CODM and reporting significant segment expenses, applies to all PBEs, including those with a single operating or reportable segment. However, this ASU does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. ASU 2023-07 will be effective for the Company’s annual reporting periods beginning in fiscal 2024 and all interim reporting periods beginning in fiscal 2025. At adoption, the disclosures are retrospectively presented for all comparative periods presented. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)

On December 14, 2023, the FASB issued ASU 2023-09 requiring greater disaggregation of income tax disclosures related to the income tax rate reconciliation, income taxes paid, and other disclosures.
•Income tax rate reconciliation – ASU 2023-09 requires disclosing additional information in specified categories to reconcile the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold.
•Income taxes paid – ASU 2023-09 requires disclosing information about taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold.
•Other disclosures – ASU 2023-09 requires disclosing income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.

The amendments in ASU 2023-09 eliminated the requirement for all entities to (1) disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or (2) make a statement that an estimate of the range cannot be made. The amendments in this update also removed the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures.

The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, early adoption is permitted. The Company is currently evaluating the effect of this new guidance on the consolidated financial statements.

NOTE 3 – REVENUE RECOGNITION

Disaggregated Revenue

The table below sets forth a summary of revenue by major service line:

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

	For the Year Ended December 31,
(in thousands)	2023	2022
Services:
IoT Connectivity (1)	$200,066	$173,526
IoT Solutions	12,579	15,459
	$212,645	$188,985
Products:
Hardware (2)(3)	$63,965	$79,462

Total	$276,610	$268,447

(1) Includes connectivity-related revenue from IoT Connectivity and IoT Solutions.
(2) Includes hardware-related revenue from IoT Connectivity and IoT Solutions.
(3) Includes $6.4 million and $10.7 million of bill-and-hold arrangements for the years ended December 31, 2023 and 2022, respectively.

The table below sets forth a summary of revenue by geographic area:

	For the Year Ended December 31,
(in thousands)	2023	2022
United States	$223,172	$211,599
Other countries	53,438	56,848
Total	$276,610	$268,447

Contract Assets

The following table sets forth the change in contract assets, or unbilled receivables (1):

(in thousands)	December 31, 2023
Beginning balance	$—
Revenue recognized during the period but not billed (2)	2,173
Amounts reclassified to accounts receivable	—
Ending balance	$2,173

(1) There were no contract assets as of or for the year ended December 31, 2022.
(2) Net of financing component of $0.3 million.

Contract Liabilities

The table below sets forth the change in contract liabilities, or deferred revenue:

	December 31,
(in thousands)	2023	2022
Beginning balance	$7,817	$6,889
Amounts billed but not recognized as revenue	9,041	7,814
Revenue recognized from balances held at the beginning of the period	(7,817)	(6,889)
Foreign exchange	3	3
Ending balance	$9,044	$7,817

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. Remaining performance obligations estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
revenue that has not materialized, and adjustments for currency. As of December 31, 2023 the Company had approximately $13.1 million of remaining performance obligations on contracts with an original duration of one year or more. The Company expects to recognize approximately 67% of these remaining performance obligations in 2024, with the remaining of balance recognized thereafter.

The Company has variable consideration of approximately $1.4 million that was constrained revenue and excluded from the transaction price as of December 31, 2023. There were no material instances where variable consideration was constrained and not recorded at the initial time of sale for the year ended December 31, 2022.

Costs to Obtain and Fulfill a Contract

The Company did not have material costs related to obtaining a contract, or fulfilling a contract that are not addressed by other accounting standards, with amortization periods greater than one year as of December 31, 2023 and 2022.

Customer Concentrations

The Company did not have concentrations in revenue from customers or related accounts receivable for the year ended or as of December 31, 2023.

The Company had one customer, a large multinational medical device and health care company that represented 11% of the Company’s total revenue and 16% of the Company’s total accounts receivable as of and for the year ended December 31, 2022.

NOTE 4 – ACQUISITIONS

Business Acquisitions Completed in 2023

On June 1, 2023, the Company completed the purchase of certain assets of Twilio Inc., including a carved-out workforce of over 50 employees and certain technology and customer relationships, and assumed certain liabilities related to those assets, primarily related to accrued commissions and benefits owed to the acquired employees. The assets acquired were dissimilar assets, with the ability to create inputs and conduct activities to produce a return on the Company’s investment, and, therefore, the acquisition was accounted for as an acquisition of a business (“Twilio’s IoT Business”), and not an asset acquisition.

The transaction was funded by an issuance of the Company’s shares of stock, as set forth in the table, below. Transaction costs for legal consulting, accounting, and other related costs incurred in connection with the acquisition were approximately $1.8 million which are included in selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

The following table sets forth a summary of the allocation of the consideration transferred, including the identified assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Fair Value
Fair value of KORE common stock issued to sellers (10,000,000 shares)	$14,700
Total consideration	$14,700
Assets acquired:
Intangible assets	$11,500
Inventories	326
Property and equipment	36
Total Assets acquired	$11,862
Liabilities assumed:
Accrued liabilities	$405
Total liabilities assumed	$405
Net identifiable assets acquired	11,457
Goodwill (excess of consideration transferred over net identifiable assets acquired)	$3,243

Goodwill represents the future economic benefits that the Company expects to achieve as a result of the acquisition of the human capital and assets acquired. The goodwill resulting from this acquisition is deductible for tax purposes.

Consideration of disclosure of unaudited pro forma information

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
GAAP requires that a publicly traded entity disclose unaudited pro forma information regarding a business acquisition unless the disclosure of such information is impracticable. This disclosure involves a retrospective application of financial information to create factually supportable unaudited pro forma financial statements as of the reporting date, as if the acquisition had taken place at the beginning of the year of acquisition.

The Company believes that the disclosure of pro forma financial information regarding this acquisition is impracticable. As the acquisition was a carve-out of assets, which only meets the definition of a “business acquisition” because of the dissimilarity of the assets acquired and the ability of the acquired workforce to “create outputs” or generate revenue, no internally generated financial statements were made available to the Company. The Company considers any potential for retrospectively presented information regarding revenue, expenses, and income to require assumptions of significant amounts and about Twilio management’s intent in prior periods that cannot be objectively determined or independently substantiated.

The financial results of this acquisition are included in the Company’s consolidated statements of operations and comprehensive loss from the date of acquisition and the revenue and net loss so included were deemed impracticable to separate from the Company’s overall results.

Business Acquisitions Completed in 2022

On February 16, 2022, the Company acquired 100% of the outstanding share capital of Business Mobility Partners, Inc. and Simon IoT LLC which are industry-leading mobility service providers, to expand the Company’s services and solutions within the healthcare and life sciences industries (the “BMP Business Combination Agreement”).

The transaction was funded by available cash and the issuance of the Company’s shares. Transaction costs for legal consulting, accounting, and other related costs incurred in connection with the acquisition of BMP were $1.7 million of which $1.4 million and $0.3 million were included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021 respectively.

The following table sets forth a summary of the allocation of the consideration transferred for BMP, including the identified assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Fair Value
Cash, (net of closing cash of $1,995) and working capital adjustments	$46,002
Fair value of KORE Common Stock issued to sellers (4,212,246 shares)	23,295
Total consideration	$69,297
Assets acquired:
Intangible assets	$28,664
Accounts receivable	3,303
Inventories	1,323
Prepaid expenses and other receivables	976
Property and equipment	201
Total assets acquired	$34,467
Liabilities assumed:
Deferred tax liabilities	$7,391
Accounts payable and accrued liabilities	2,638
Total liabilities assumed	$10,029
Net identifiable assets acquired	24,438
Goodwill (excess of consideration transferred over net identifiable assets acquired)	$44,859

Goodwill represents the future economic benefits that we expect to achieve as a result of the BMP acquisition. Approximately $7.0 million of the goodwill resulting from the acquisition is deductible for tax purposes.

The BMP Business Combination Agreement contains customary indemnification terms. Under the BMP Business Combination Agreement, a portion of the cash purchase price, approximately $3.5 million paid at closing was to be held in escrow for a maximum of 18 months from the closing date, to guarantee performance of general representations and warranties regarding closing amounts and to indemnify the Company against any future claims. The financial results of BMP are included in the Company’s consolidated statement of operations and comprehensive loss from the date of acquisition. For the year ended December 31, 2022, the amounts of revenue and net income included in the Company’s consolidated statements of operations and comprehensive loss were $45.7 million and $11.1 million, respectively.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
Unaudited pro forma information

This unaudited pro forma financial information presented is not necessarily indicative of what the operating results would have been if the acquisition had taken place on January 1, 2021, nor is it indicative of future operating results. The pro forma amounts include the historical operating results of the Company prior to the acquisition, with adjustments factually supportable and directly attributable to the acquisition, primarily related to transaction costs, and the amortization of intangible assets. Had the acquisition of BMP been completed on January 1, 2021, net revenue would have been approximately $274.2 million and net loss would have been approximately $104.5 million for the year ended December 31, 2022.

NOTE 5 – ACCOUNTS RECEIVABLE

The following table sets forth the details of the Company’s accounts receivable, net balances included on the consolidated balance sheets as of December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Accounts receivable	$52,843	$45,097
Less: allowance for credit losses	(430)	(559)
Accounts receivable, net	$52,413	$44,538

As of January 1, 2022, the Company’s accounts receivable balance was $51.6 million. The Company incurred bad debt expense of $0.2 million and $0.4 million, respectively, for the years ended December 31, 2023 and 2022. The write-offs and recoveries were immaterial for the years ended December 31, 2023 and 2022. The Company’s adoption of the Current Expected Credit Loss standard did not have a material effect on the Company’s financial statements.

See Note 3 — Revenue Recognition for disclosure of any concentrations in both accounts receivable and revenue.

NOTE 6 – PROPERTY AND EQUIPMENT

The following table sets forth the details of property and equipment included on the consolidated balance sheets as of December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Computer hardware	$16,381	$17,684
Computer software	8,764	9,547
Networking equipment	7,775	7,715
Leasehold improvements	3,451	3,017
Furniture and fixtures	1,930	2,550
Property and equipment	$38,301	$40,513
Less: accumulated depreciation and amortization	(27,345)	(28,614)
Property and equipment, net	$10,956	$11,899

The Company recorded depreciation expense of $5.6 million and $3.7 million, respectively, for the years ended December 31, 2023 and 2022.

NOTE 7 – LEASES

Lessee-type leases

The Company leases real estate, computer hardware, and vehicles for use in its operations under both operating and finance leases. The Company’s leases have remaining lease terms ranging from one to eight years. Most of these leases are non-cancelable and typically have a defined initial lease term, and some provide options to renew at the Company’s election for specified periods of time. Some leases require the Company to pay taxes, insurance, and maintenance expenses associated with the leased assets. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental disclosure related to operating and finance leases included on our consolidated balance sheets are set forth as follows:

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

		December 31,
(in thousands)	Classification on Consolidated Balance Sheets	2023	2022
Noncurrent assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$9,367	$10,019
Finance lease right-of-use assets	Property and equipment, net	127	250
	Total	$9,494	$10,269
Current liabilities:
Operating lease liabilities	Current portion of operating lease liabilities	$1,446	$1,811
Finance lease liabilities	Accrued liabilities	106	115
Noncurrent liabilities:
Operating lease liabilities	Noncurrent portion of operating lease liabilities	9,446	9,275
Finance lease liabilities	Other noncurrent liabilities	21	135
	Total	$11,019	$11,336

The following table sets forth operating and finance lease cost for the years ended December 31, 2023 and 2022:

		For the Year Ended December 31,
(in thousands)	Classification on Statement of Operations	2023	2022
Operating lease cost	Selling, general, and administrative expenses	$4,120	$3,531

Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$241	$350
Interest on lease liabilities	Interest expense	9	17
	Total finance lease cost	$250	$367

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

	December 31,
	2023	2022
Weighted average remaining lease term:
Operating leases	7.1 years	7.7 years
Finance leases	1.1 years	2.1 years
Weighted average discount rate:
Operating leases	8.0%	7.6%
Finance leases	5.6%	5.5%

The following table sets forth the future minimum lease payments under operating and finance leases subsequent to December 31, 2023:

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

(in thousands)	Operating Leases	Finance Leases
2024	$2,229	$109
2025	2,079	25
2026	1,809	—
2027	1,832	—
2028	1,672	—
Thereafter	4,859	—
Total minimum lease payments	$14,480	$134
Interest	(3,588)	(7)
Total	$10,892	$127

Lessor-type leases

The Company entered into a long-term contract with a customer on August 1, 2023, which included certain hardware devices, on-site installation, maintenance, and connectivity services. The Company determined that this contract is a lease, and it is a lessor, under this contract. Ownership of the hardware devices component of the contract transfers to the lessee at the end of the 36-month lease for no additional consideration and the lease was therefore determined to be a sales-type lease. The hardware devices have no guaranteed or unguaranteed residual value, nor does the lease contain any variable consideration. The lease does not have any extension options. The remaining components of the transaction were determined to be non-lease components and are accounted for separately under the revenue recognition accounting guidance.

The components of lease income for the year ended December 31, 2023 are set forth as follows (1):

(in thousands)	December 31, 2023
Selling profit	$2,640
Interest income (2)	$40

(1) There were no lessor-type leases as of or for the year ended December 31, 2022.

(2) Interest income is included in the Company’s consolidated statement of operations in “interest income”.

The following table sets forth the Company’s future minimum rental receipts for this lease as of December 31, 2023 (1), the present value of which is included in “accounts receivable, net” in the Company’s consolidated balance sheets as of December 31, 2023:

(in thousands)	December 31, 2023
2024	$989
2025	988
2026	787
Total future minimum receipts	$2,764
Less: unearned interest income	(285)
Net investment in sales-type lease	$2,479

(1) There were no lessor-type leases as of or for the year ended December 31, 2022.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the carrying amount of the Company’s goodwill on the consolidated balance sheets as of December 31, 2023, and 2022:

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

(in thousands)	Total
Goodwill, gross	$384,202
Accumulated currency translation	(787)
Balance as of January 1, 2022, net	$383,415

Acquisitions during the year	44,859
Impairment losses	(58,074)
Currency translation	(494)
(13,709)

Goodwill, gross	$429,061
Accumulated impairment losses	(58,074)
Accumulated currency translation	(1,281)
Balance as of December 31, 2022, net	$369,706

Acquisitions during the year	3,243
Impairment losses	(78,257)
Currency translation	282
(74,732)

Goodwill, gross	$432,304
Accumulated impairment losses	(136,331)
Accumulated currency translation	(999)
Balance as of December 31, 2023, net	$294,974

2023 Goodwill impairment loss

During the third quarter of 2023, the Company identified circumstances prior to its annual impairment test that indicated that it was “more likely than not” that the fair value of the Company’s goodwill was below its carrying value. The primary qualitative impairment indicator noted was that of a significant and sustained decline in the Company’s share price from that of the second quarter of 2023. The Company therefore performed a long-lived asset and goodwill impairment test during the third quarter of 2023 and determined that goodwill was impaired. The Company recorded a goodwill impairment charge of $78.3 million. No impairment was indicated for long-lived assets.

The fair value of the Company’s goodwill was estimated by equally weighing the results of an income approach and market approach. Valuation techniques utilized were substantially considered Level 3 inputs in the fair value hierarchy. These inputs included the Company’s internal forecasts of its future results, cash flows, and its weighted average cost of capital. Key assumptions used in the impairment analysis included projected revenue growth rates, discount rates, and market factors such as earnings multiples from comparable publicly traded companies.

Long-lived assets and goodwill were not determined to be further impaired as of the annual impairment test date on October 1, 2023.

2022 Goodwill impairment loss

During the fourth quarter of 2022, the Company identified circumstances subsequent to its annual impair test that indicated that it was “more likely than not” that the fair value of the Company’s goodwill was below its carrying value. These impairment indicators included increased interest rates impacting the Company’s weighted average cost of capital, an increase in the Company’s specific risk premium, an increase in debt-free net working capital needs, and a significant and sustained decline in the Company’s share price from the third quarter of 2022. The Company therefore performed a long-lived asset and goodwill impairment test during the fourth quarter of 2022 and determined that goodwill was impaired. The Company recorded a goodwill impairment charge of $58.1 million. No impairment was indicated for long-lived assets,

The fair value of the Company’s goodwill was estimated by equally weighing the results of an income approach and market approach. Valuation techniques utilized were substantially considered Level 3 inputs in the fair value hierarchy. These inputs included the Company’s internal forecasts of its future results, cash flows, and its weighted average cost of capital. Key assumptions used in the impairment analysis included projected revenue growth rates, discount rates, and market factors such as earnings multiples from comparable publicly traded companies.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
Other Intangible Assets

The following tables set forth the details of other intangible assets included on the consolidated balance sheets as of December 31, 2023 and 2022:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$334,543	$(227,456)	$107,087
Internally developed computer software	82,950	(47,166)	35,784
Carrier contracts	70,210	(54,561)	15,649
Technology	50,366	(45,978)	4,388
Trademarks	17,449	(12,918)	4,531
Non-compete agreement	5,604	(5,456)	148
Balance as of December 31, 2023	$561,122	$(393,535)	$167,587

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$327,317	$(197,483)	$129,834
Internally developed computer software	66,459	(36,579)	29,880
Carrier contracts	70,210	(47,483)	22,727
Technology	46,978	(42,348)	4,630
Trademarks	16,214	(11,060)	5,154
Non-compete agreement	5,604	(5,325)	279
Balance as of December 31, 2022	$532,782	$(340,278)	$192,504

As of December 31, 2023, the weighted average remaining useful lives were 4.7 years for customer relationships; 5.4 years for internally developed computer software; 2.8 years for carrier contracts; 4.5 years for technology; 4.2 years for trademarks; and 1.1 years for non-compete agreements.

Amortization expense for the years ended December 31, 2023 and 2022 was $52.8 million, and $50.8 million, respectively.

The following table sets forth the estimated amortization expense for amortizing intangible assets for the next five years and thereafter as of December 31, 2023:

(in thousands)	Estimated Amortization Expense
2024	$51,305
2025	47,269
2026	33,273
2027	13,053
2028	10,156
Thereafter	12,531
Total	$167,587

NOTE 9 – LONG-TERM DEBT AND OTHER BORROWINGS, NET

The table below sets forth a summary of the Company’s outstanding long-term debt as of December 31, 2023 and 2022:

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

	December 31,
(in thousands)	2023	2022
Term Loan - Whitehorse	$185,000	N/A
Term Loan – UBS	N/A	302,654
Backstop Notes	120,000	120,000
Other borrowings	561	2,754
Total	$305,561	$425,408
Less: current portion of long-term debt	(2,411)	(5,345)
Less: debt issuance costs, net of accumulated amortization of $0.8 million and $8.5 million, respectively	(2,911)	(6,153)
Less: original issue discount	(4,130)	N/A
Total Long-term debt and other borrowings, net	$296,109	$413,910

Term Loan — WhiteHorse Capital Management, LLC (“WhiteHorse”)

On November 15, 2023, a subsidiary of the Company entered into a credit agreement with WhiteHorse that consisted of a senior secured term loan of $185.0 million (“Term Loan”) as well as a senior secured revolving credit facility of $25.0 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). Borrowings under the Term Loan and the Revolving Credit Facility bear interest at a rate at the Company’s option of either (1) Term SOFR for a specified interest period (at the Company’s option) of one to three months plus an applicable margin of up to 6.50% or (2) a base rate plus an applicable margin of up to 5.50%. The Term SOFR rate is subject to a “floor” of 1.0%. The applicable margins for Term SOFR rate and base rate borrowings are each subject to a reduction to 6.25% and 6.00% if the Company maintains a first lien net leverage ratio of less than 2.25:1.00 and greater than or equal to 1.75:1.00 and less than 1.75:1.00, respectively. Interest is paid on the last business day of each quarterly interest period except at maturity.

Principal payments of approximately $0.5 million are due on the last business day of each quarter. The maturity date of the Credit Facilities is November 15, 2028.

The Credit Facilities are secured by substantially all of the Company’s subsidiaries’ assets. The Term Loan agreement restricts cash dividends and other distributions from the Company’s subsidiaries to the Company and also restricts the Company’s ability to pay cash dividends to its shareholders, and contains customary financial covenants related to maximum total debt to Adjusted EBITDA ratio and a first lien debt to Adjusted EBITDA ratio.

As of December 31, 2023, there were no amounts outstanding on the Revolving Credit Facility.

Term Loan and Revolving Credit Facility – UBS

On December 21, 2018, the Company entered into a credit agreement with UBS (as from time to time amended and supplemented) that consisted of a term loan of $315.0 million (the “Term Loan — UBS”), maturity date December 21, 2024, as well as a senior secured revolving credit facility of $30.0 million.

On November 15, 2023, the Company fully repaid the Term Loan — UBS and there were no amounts drawn or outstanding on the senior secured revolving credit facility with UBS.

Backstop Notes

On September 30, 2021, a subsidiary of the Company issued the first tranche of the Backstop Notes, consisting of $95.1 million in senior unsecured exchangeable notes to a lender and its affiliates. On October 28, 2021, the Company’s subsidiary issued a second and final tranche of Backstop Notes in the amount of $24.9 million. The Backstop Notes are guaranteed by the Company and are due September 30, 2028.

The Backstop Notes were issued at par and bear interest at a rate of 5.50% per annum which is paid semi-annually on March 30 and September 30 of each year, commencing on March 30, 2022. The Backstop Notes are exchangeable into common stock of the Company at $12.50 per share (the “Base Exchange Rate”) at any time at the option of the lender. At the Base Exchange Rate, the Notes are exchangeable for approximately 9.6 million shares of the Company’s common stock. The Base Exchange Rate may be adjusted for certain dilutive events or change in control events as defined by the Indenture (the “Adjusted Exchange Rate”). After September 30, 2023, if the Company’s shares are trading at a defined premium to the Base Exchange Rate or applicable Adjusted Exchange Rate, the Company may redeem the Backstop Notes for cash, force an exchange into shares of its common stock at an amount per share based on a time-value make whole table, or settle with a combination of cash and its common stock.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
The Backstop Notes were issued pursuant to an indenture which contains financial covenants related to the Company’s maximum total debt to Adjusted EBITDA ratio.

Other borrowings

The Company’s “other borrowings” as set forth on the foregoing table regarding the Company’s long-term debt related solely to a premium finance agreement entered into on August 3, 2022, to purchase a Directors and Officers insurance policy with a two-year policy term. The original amount borrowed was approximately $3.6 million at a fixed rate of 4.6% per annum, amortized over twenty months. The premium finance agreement requires twenty fixed monthly principal and interest payments of approximately $0.2 million per month from August 15, 2022 to March 15, 2024. During the year ended December 31, 2023, principal payments of $2.2 million were paid under this agreement.

This borrowing was classified as short-term as of December 31, 2023, as the remaining principal balance was then due within the subsequent three months.

Future principal repayments

The table below sets forth the future principal repayments on all long-term debt as of December 31, 2023:

(in thousands)	Principal Repayment
2024	$1,850
2025	1,850
2026	1,850
2027	1,850
2028	297,600
Total	$305,000

NOTE 10 – WARRANTS ON COMMON STOCK

Penny warrants

On November 15, 2023 and December 13, 2023, in conjunction with the Company’s issuance of Series A-1 Preferred Stock to Searchlight, the Company issued a total of 12,024,711 warrants to Searchlight (the “Penny Warrants”), which entitle Searchlight to purchase one share of the Company’s common stock in exchange for one warrant, exercisable immediately post-issuance at either $0.01 per share of common stock or by using a formula for cashless exercise.

The Penny Warrants will expire on November 13, 2033, unless redeemed earlier.

The Company determined that the Penny Warrants were required to be classified as a liability. The Penny Warrants were initially measured at fair value and are subsequently remeasured at fair value at every reporting period. See Note 11 — Fair Value Measurements.

Public warrants

In 2021, the Company issued warrants to third-party investors (the “Public Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share. As of December 31, 2023 and 2022, 8,638,966 Public Warrants remained outstanding.
The Public Warrants will expire five years after the completion of the Company’s initial public offering, on October 1, 2026, unless redeemed earlier.

The Public Warrants are classified as equity, and the fair value of the Public Warrants as of the date of the Company’s initial public offering was recorded as additional paid-in capital. As these warrants are equity-classified, the fair value of these warrants is not subsequently remeasured.

Private placement warrants

In its initial public offering process, the Company also sold warrants to affiliates of its private equity sponsor at the time (“Private Placement Warrants”), Cerberus Telecom Acquisition Corp. (“CTAC”). Each Private Placement Warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. As of December 31, 2023 and 2022, 272,779 Private Placement Warrants remained outstanding, and were held by affiliates of CTAC.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
The Private Placement Warrants will expire five years after the completion of the Company’s initial public offering, on October 1, 2026, unless earlier redeemed.

Based on certain provisions within the Private Placement Warrant governing documents, the Company determined that the Private Placement Warrants were required to be classified as a liability. The Private Placement Warrants were initially measured at fair value and are subsequently remeasured at fair value at every reporting period. See Note 11 — Fair Value Measurements.

NOTE 11 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable or unobservable:

•Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the reporting entity.
•Unobservable inputs are inputs that reflect the reporting entity’s own assumptions.

A fair value hierarchy for inputs is implemented in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The availability of valuation techniques and the ability to attain observable inputs can vary among different financial instruments and are affected by a wide variety of factors, including the type of instrument, whether the instrument is newly issued and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the transaction.

The fair value hierarchy is categorized into three broad levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted, quoted prices in active markets for identical assets and liabilities.
Level 2 - Valuations based on quoted prices in an inactive market, or whose values are based on models - but the inputs to those models are observable either directly or indirectly for substantially the full term of the assets and liabilities. Level 2 inputs include the following:
a) Quoted prices for similar assets and liabilities in active markets;
b) Quoted prices for identical or similar assets and liabilities in non‑active markets;
c) Pricing models whose inputs are observable for substantially the full term of the assets and liabilities; and
d) Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Valuation of these assets is typically based on the Company’s own assumptions or expectations based on the best information available. The degree of judgment exercised by the Company in determining fair value is greatest for financial instruments for which fair value is disclosed in Level 3.

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the actual level is determined based on the level of inputs that is most significant to the fair value measurement in its entirety.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed.

Financial Instruments Measured at Fair Value

The Company is required to measure its warrant liabilities at fair value for the Penny Warrants and Private Placement Warrants, which are both included in “warrant liabilities to affiliates” on the consolidated balance sheets.

Penny Warrants

The Penny Warrants, issued in 2023, are marked to fair value by reference to the fair value of the Company’s stock price on the last day of the reporting period, less the penny exercise price, and are therefore considered as Level 2 in the fair value hierarchy. The fair value of the Company’s stock as of December 31, 2023 less the exercise price resulted in a Penny Warrant valuation of approximately $11.7 million as of December 31, 2023.

Private Placement Warrants

The Private Placement Warrants are marked to fair value by reference to the fair value of the Company’s public warrants, which are therefore considered as Level 2 in the fair value hierarchy. The public warrants traded on the NYSE under the ticker symbol KORE.WS until December 2023, at which point the listing transferred to the OTC Pink Marketplace under the ticker symbol KORGW. As of December 31, 2023, the aggregate value of the Private Placement Warrants was zero, as the reference price of the KORGW warrants was less than one cent per warrant.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2022, the aggregate value of the Private Placement Warrants was immaterial, with 272,779 Private Placement Warrants outstanding with a reference price of the public warrants under ticker symbol KORE.WS trading at $0.12 per share.

Financial Instruments Held at Amortized Cost for Which Fair Value is Disclosed

Financial instruments for which cost approximates fair value

Cash, including restricted cash, is stated at cost, which approximates fair value. The carrying amounts reported in the balance sheet for accounts receivable (including contract assets), accounts payable, and accrued liabilities (including contract liabilities) approximate fair value, due to their short-term maturities.

Long-term debt and mandatorily redeemable preferred stock due to affiliate

The table below sets forth the amortized cost and fair value of the Company’s Senior Secured Term Loan, Senior Secured UBS Term Loan, and Mandatorily Redeemable Preferred Stock Due to Affiliate as of December 31, 2023 and 2002. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

(in thousands)		December 31,
Financial Instruments Disclosed at Fair Value Level 2	Measurement	2023	2022
Senior Secured Term Loan	Amortized cost	$180,042	N/A
	Fair value	$174,812	N/A

Senior Secured UBS Term Loan	Amortized cost	N/A	$298,956
	Fair value	N/A	$283,612

Mandatorily Redeemable Preferred Stock Due to Affiliate	Amortized cost	$141,594	N/A
	Fair value	$141,398	N/A

The table below sets forth the amortized cost and fair value of the Backstop Notes as of December 31, 2023 and 2022. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

(in thousands)		December 31,
Financial Instrument Disclosed at Fair Value Level 3	Measurement	2023	2022
Backstop Notes (Level 3)	Amortized cost	$117,916	$117,545
	Fair value	$91,204	$92,900

Additional disclosures regarding Level 3 unobservable inputs - Backstop Notes

We use a third‑party valuation firm who utilizes proprietary methodologies to value our Backstop Notes. This firm uses a lattice modeling technique to determine the fair value of this Level 3 liability. Use of this technique requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs such as credit spreads and equity volatility based on guideline companies, as well as other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The following table sets forth information regarding the Company’s significant Level 3 inputs as of December 31, 2023, and December 31, 2022:

($ in thousands, except as otherwise noted)		December 31,
Significant Inputs for Level 3 Fair Value Disclosure	Input	2023	2022
Backstop Notes	Principal amount	$120,000	$120,000
	Term to maturity date	4.75 years	5.75 years
	Stock price	$0.98	$1.26
	Credit spreads	895 bps	759 bps
	Selected equity volatility	98.7%	85.6%

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 12 – STOCK BASED COMPENSATION

2021 Long-Term Stock Incentive Plan

On September 29, 2021, the board of directors (the “Board”) approved the KORE Group Holdings, Inc. 2021 Long-Term Stock Incentive Plan (as amended, modified or supplemented from time to time, the “Incentive Plan”) to promote the interests of the Company and its stockholders. The Incentive Plan allows for the issuance of up to 7,181,042 shares of common stock under share-based payment awards to eligible employees, prospective employees, consultants and non-employee directors of the Company or any of its subsidiaries. The Incentive Plan is administered by the Compensation Committee of the Board. On December 8, 2021, the Compensation Committee of the Board approved the future grants of certain Restricted Stock Unit Awards (“RSUs”).

The following table sets forth a summary of the RSUs activity during the reporting periods:

	Number of awards outstanding (in thousands)	Weighted- average grant date fair value (per share)
Unvested RSUs as of December 31, 2021	—	$—
Granted	5,789	6.24
Vested	(52)	6.88
Forfeited and canceled	(222)	6.97
Unvested RSUs as of December 31, 2022	5,515	$6.06
Granted	7,513	1.55
Vested	(1,285)	5.59
Forfeited and canceled	(1,466)	3.12
Unvested RSUs as of December 31, 2023	10,277	$3.12

For the year ended December 31, 2023 the Company granted 2.9 million performance-based RSUs that vest in accordance with certain three-year revenue and EBITDA performance criteria. The weighted-average grant date fair value was $0.61 and was based on the Company’s share price on the grant date. The Company recognized $4.3 million of compensation expense. As of December 31, 2023, the total unrecognized compensation cost related to unvested performance-based RSUs was $5.2 million and it is expected to be recognized over the weighted-average remaining requisite service period of ten months.

For the year ended December 31, 2023 the Company granted 4.4 million time-based RSUs that vest in three equal installments on each of the following three-year anniversaries of the grant date. The weighted-average grant date fair value was $0.94 and was based on the Company’s share price on the grant date. The Company recognized $6.6 million of compensation expense. As of December 31, 2023, the total unrecognized compensation cost related to unvested time-based RSUs was $13.3 million and it is expected to be recognized over the weighted-average remaining requisite service period of ten months.

On November 15, 2023 the Company granted 0.2 million market-based RSUs to the Company’s president and chief executive officer. The RSUs will vest on the day after the closing price of the Company’s common stock is five dollars per share or higher for at least 20 days out of any consecutive thirty-day period ending on or prior to June 30, 2026. The fair value of the RSUs was estimated to be $0.08 per RSU using a Monte-Carlo simulation model considering the term, volatility, risk-free rates and the vesting conditions. As of December 31, 2023, the total unrecognized compensation cost related to unvested marked-based RSUs was de minimis and it is expected to be recognized over the weighted-average remaining requisite service period of 1.8 years.

On June 9, 2023 the Company modified and amended various equity plan awards previously granted during 2022 to the Company’s president and chief executive officer, whereas a) 0.2 million market-based RSUs granted on January 4, 2022 became fully vested on June 9, 2023 from the original final vesting date of January 4, 2025. The Company recognized $0.5 million of compensation expense; b) effective June 15, 2023, two tranches of 200,000 performance-based RSUs granted on January 4, 2022, were modified so that they would vest at the target amount but could still earn up to an additional 0.1 million and 0.1 million shares based on meeting certain revenue and EBITDA goals above the target level. There was no additional charge to compensation expense as a result of this modification; and c) 0.2 million performance-based RSUs granted on June 30, 2022 were modified to become time-based RSUs to fully vest on March 31, 2025. There was no material charge to compensation expense as a result of this modification.

The majority of RSUs that vested in 2023 were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Shares with a value of approximately $0.4 million were withheld to satisfy tax withholding for the year ended December 31, 2023.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

All RSUs have dividend equivalent rights entitling the holders to the same dividend value per share as holders of the Company’s common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and are accumulated and paid when the underlying shares vest (i.e., these dividend rights are not non-forfeitable).

For the year ended December 31, 2022 the Company granted 4.0 million RSUs that vest based on the passage of time, and 1.7 million of performance-based RSUs. The actual number of performance-based RSUs that could vest will range from zero to 150% of the 1.6 million unvested RSUs granted (net of any forfeitures), depending upon the Company’s level of achievement with respect to the performance goals.

For the year ended December 31, 2022, the Company granted approximately 0.2 million RSUs, which vest based on the Company’s stock price attaining a closing price equal to or greater than $13, $15, or $18 per share over any 20 trading days within any 30 consecutive trading day period. The fair value of these RSUs was estimated using a lattice model. These RSUs were subsequently modified on June 9, 2023 to remove the market condition and vest the award immediately on that date, as discussed above.

Significant inputs used in the Company’s valuation of the market-based RSUs included the following:

	For the Year Ended December 31,
	2023	2022
Expected volatility	85%	57.1% - 75.2%
Risk-free interest rate	4.7%	1.4% - 2.1%
Expected term	2.63 years	5-80 years

The following is a summary of the Company’s share-based compensation expense related to RSUs during the reporting periods shown below:

	For the Year Ended December 31,
(in thousands)	2023	2022
Total stock compensation expense	$11,251	$10,296
Income tax benefit	$755	$1,346
Unrecognized compensation cost	$18,411	$24,272
Weighted-average remaining service period	1.52 years	2.55 years

NOTE 13 – INCOME TAXES

The Company’s loss from operations before benefit for income taxes for the years ended December 31, 2023 and 2022 consisted of the following:

	For the Year Ended December 31,
(in thousands)	2023	2022
United States	$(140,821)	$(92,021)
Foreign	(30,379)	(24,596)
Total loss before income taxes	$(171,200)	$(116,617)

The components of the benefit from income taxes consisted of the following:

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

	For the Year Ended December 31,
(in thousands)	2023	2022
Current:
Federal	$5,788	$4,309
State	743	905
Foreign	723	558
Total current provision	$7,254	$5,772
Deferred:
Federal	(8,580)	(9,336)
State	(946)	(4,455)
Foreign	(1,886)	(2,398)
Total deferred benefit	(11,412)	(16,189)
Total income tax benefit	$(4,158)	$(10,417)

The reconciliation between income taxes computed at the U.S. statutory income tax rate to the Company’s benefit from income taxes for the years ended December 31, 2023 and 2022 is set forth in the table below as follows:

	For the Year Ended December 31,
(in thousands)	2023		2022
Benefit for income taxes at 21% rate	$(35,952)	21.0%	$(24,490)	21.0%
State taxes, net of federal benefit	(2,123)	1.2%	(1,358)	1.2%
Change in valuation allowance	16,889	(9.9)%	10,628	(9.1)%
Rate change	(44)	0.0%	(1,687)	1.4%
Credits	(544)	0.3%	(604)	0.5%
Permanent differences and other	1,440	(0.7)%	(2,712)	2.2%
Revaluation of warrants	1,352	(0.8)%	(53)	0.0%
Uncertain tax positions	1,580	(0.9)%	591	(0.5)%
Foreign withholding tax	148	(0.1)%	134	(0.1)%
Foreign rate differential	(1,725)	1.0%	(2,120)	1.8%
Executive compensation expense	634	(0.4)%	872	(0.7)%
Transaction related expense	—	0.0%	210	(0.2)%
Global intangible low taxed income	314	(0.2)%	283	(0.2)%
Foreign derived intangible income	—	0.0%	(311)	0.3%
Goodwill impairment	13,873	(8.1)%	10,200	(8.7)%
Benefit for income taxes	$(4,158)	2.4%	$(10,417)	8.9%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2023 and 2022 are set forth as follows:

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carry-forward	$17,221	$13,617
Credit carryforward	1,325	1,386
Interest expense limitation carryforward	21,978	15,844
Non-deductible reserves	1,571	339
Accruals and other temporary differences	2,622	2,835
Stock compensation	1,665	1,164
Capitalized R&D Costs	2,301	—
Lease liability	2,745	2,780
Property and equipment	1,849	1,007
Gross deferred tax assets	$53,277	$38,972
Less: valuation allowance	(33,454)	(16,177)
Total deferred tax assets (after valuation allowance)	$19,823	$22,795
Deferred tax liabilities:
Property and equipment	(1,442)	(1,738)
Intangible assets	(22,193)	(33,117)
Goodwill	(3,569)	(5,914)
Change in accounting method	(719)	(1,378)
Right-of-use asset	(2,357)	(2,514)
Research and development costs	(3,338)	(3,327)
Total deferred tax liabilities	$(33,618)	$(47,988)
Net deferred tax liabilities	$(13,795)	$(25,193)

The valuation allowance increased by $17.3 million during 2023, primarily due to an increase in U.S. disallowed interest expense carryover and U.S. state tax attributes deemed not realizable. In determining the need for a valuation allowance, the Company has given consideration to its worldwide cumulative loss position when assessing the weight of the sources of taxable income that can be used to support the realization of deferred tax assets. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. The Company has also considered the ability to implement certain strategies that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. The Company believes it is able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence.

As of December 31, 2023, the Company has U.S. state tax net operating loss carryforwards of approximately $48.7 million which may be available to offset future income tax liabilities and expire at various dates beginning in 2032 through 2043. Additionally, the Company has U.S. state tax net operating loss carryforwards of approximately $5.7 million which carryforward indefinitely. Additionally, the Company has generated $57.0 million of foreign operating loss carryforwards which expire at various dates.

As of December 31, 2023, the Company did not have any federal research and development tax credits carried forward. The Company has $1.6 million of foreign research and development tax credit carryforwards.

Due to provisions of the Tax Cuts and Jobs Act of 2017, the Company has a carryforward of U.S. disallowed interest expense of $96.3 million, which has an indefinite carryforward period.

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

For taxable years beginning after December 31, 2017, taxpayers are subjected to the global intangible low-taxed income provisions, or GILTI provisions. The GILTI provisions require the Company to currently recognize in U.S. taxable income a deemed dividend inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The ability to benefit from a deduction and foreign tax credits against a portion of the GILTI income may be limited under the GILTI rules as a result of the utilization of net operating

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
losses, foreign sourced income, and other potential limitations within the foreign tax credit calculation. For each of the years ended December 31, 2023, and 2022 the Company recorded an income tax charge related to GILTI of $0.3 million. The Company has made an accounting policy election, as allowed by the SEC and FASB, to recognize the impacts of GILTI within the period incurred. Accordingly, no U.S. deferred taxes are provided on GILTI inclusions of future foreign subsidiary earnings.

As of December 31, 2023, the Company has not provided U.S. taxes on the undistributed earnings of its foreign subsidiaries that it considers indefinitely reinvested. This indefinite reinvestment determination is based on the future operational and capital requirements of the Company’s domestic and foreign operations. The Company expects that the cash held by its foreign subsidiaries of $6.8 million as of December 31, 2023 will continue to be used for its foreign operations and, therefore, does not anticipate repatriating these funds.

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in U.S. federal and state jurisdictions and various foreign jurisdictions. In the normal course of business, the Company may be subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Malta, the Netherlands, the United Kingdom, and the United States. Since the Company is in a U.S. state loss carry-forward position, the Company is generally subject to state income tax examinations by tax authorities for all years for which a loss carryforward is utilized. As of December 31, 2023, the Company was not under income tax examination in any jurisdiction.

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

The following table sets forth a reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, included in accrued liabilities and other noncurrent liabilities in the Company’s consolidated balance sheets:

(in thousands)	December 31, 2023	December 31, 2022
Unrecognized tax benefits as of the beginning of the year	$8,574	$8,132
Additions for tax positions of current year	192	442
Unrecognized tax benefits as of the end of the year	$8,766	$8,574

The Company and its subsidiaries have accumulated significant intercompany obligations owed between and among its various subsidiaries and itself. During the year ended December 31, 2022, the Company completed its assessment of its U.S. and non-U.S. income and non-income tax risks related to these obligations. These obligations are included in both current and prior period unrecognized tax benefits associated with the intercompany balances.

If the unrecognized tax benefit balance as of December 31, 2023 and 2022 were recognized, they would each separately result in a tax benefit for each year, which would impact the effective tax rate for each year. The Company does not anticipate any material changes to its unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2023 and 2022 the Company recognized approximately $1.1 million and an immaterial amount in interest and penalties, respectively. The Company had accrued approximately $1.8 million and $1.0 million of interest and penalties as of December 31, 2023 and 2022, respectively.

NOTE 14 – NET LOSS PER SHARE

The table below sets forth a reconciliation of the basic and diluted earnings per share (“EPS”) calculations for the years ended December 31, 2023 and 2022:

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

	For the Year Ended December 31,
($ in thousands, except share and per share amounts)	2023	2022
Numerator:
Net loss	$(167,042)	$(106,200)

Denominator:
Weighted average shares outstanding - basic	83,808,227	75,710,904
Effect of dilutive equity awards (1)	—	—
Weighted average shares outstanding - diluted	83,808,227	75,710,904

Net loss per share:
Basic	$(1.99)	$(1.40)
Diluted	$(1.99)	$(1.40)

(1) Due to the Company’s net loss, all unvested equity awards and the private placement warrants are anti-dilutive. The dilutive convertible instruments of the Backstop Notes are out of the money.

In determining the weighted average shares outstanding for the year ended December 31, 2023 for both basic and diluted earnings per share, the Company included the Penny Warrants issued to Searchlight in transactions dated November 15, 2023 and December 13, 2023, as the common shares of stock that would be issuable upon the exercise of the warrants are issuable for nominal consideration of one cent per share of common stock or cashless exercise at the option of Searchlight. These warrants were exercisable immediately upon issuance, although no warrants had been exercised as of December 31, 2023.

Set forth in the table below is the number of securities not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	For the Year Ended December 31,
	2023	2022
Grants of RSUs with service only (i.e., time-vesting) conditions	6,193,746	3,552,416
Common stock issuable under the Backstop Notes	9,600,031	9,600,031
Private placement warrants	272,779	272,779

Unvested restricted stock units with both “time and performance conditions” and / or “time and market conditions” are excluded from the disclosure of the number of potentially anti-dilutive securities because neither the performance nor market conditions were met at the end of the reporting periods. Therefore, these securities are not considered to be contingently issuable for purposes of dilutive EPS or anti-dilution calculations.

NOTE 15 – SHARES OF COMMON STOCK

The following table sets forth the changes in shares of common stock during the years ended December 31, 2023 and 2022:

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

	December 31,
	2023	2022
Common stock issued, beginning of year	76,292,241	72,027,743
Common stock issued pursuant to acquisition	10,000,000	4,212,246
Vesting of restricted stock units	(1,284,939)	52,252
Stock awards cancelled for employee tax withholdings	(190,882)	—
Common stock issued, end of year	84,816,420	76,292,241

Treasury stock, at cost, beginning of year	—	—
Purchase of treasury stock	(5,000,000)	—
Treasury stock, at cost, end of year	(5,000,000)	—
Common stock outstanding, end of the year	79,816,420	76,292,241

NOTE 16 – MANDATORILY REDEEMABLE PREFERRED STOCK - DUE TO AFFILIATE, NET

The Company has authorized 35,000,000 shares of preferred stock, and has issued to a single investor (Searchlight) who is currently the sole holder of 152,857 shares of Series A-1 preferred stock, which is mandatorily redeemable for cash payable to the holder on November 15, 2033. The number of issued and outstanding shares are currently equivalent. The Series A-1 preferred stock has a liquidation preference of $1,000 per share. No amounts are redeemable during the five years subsequent to December 31, 2023.

The following table sets forth the changes in shares of Series A-1 preferred stock during the year ended December 31, 2023:

($ in thousands)	Shares	Carrying amount
Preferred stock, beginning of year	—	—
Preferred stock issued November 15, 2023	150,000	$150,000
Preferred stock issued December 13, 2023	2,857	2,857
Preferred stock issuance costs (1)	N/A	(6,087)
Allocation of proceeds to preferred stock (2)	N/A	(5,327)
Preferred stock, end of year	152,857	$141,443

(1) Issuance costs were deemed to be allocated based on Day 1 relative fair values of the financial instruments issued, to which was allocated approximately 97% to the preferred stock, which costs presented above were capitalized and will be amortized through the date of mandatory redemption, and 3% to the Penny Warrants, which amount was immaterial and was expensed immediately upon issuance of the Penny Warrants.

(2) The redemption amount of the Series A-1 preferred stock of approximately $152.9 million differs from the carrying amount, above, by approximately $5.3 million, which difference is attributable to an allocation of proceeds received to these shares upon issuance, as this liability is recorded based on its initial fair value as a Level 2 instrument in the fair value hierarchy, which involved an allocation of proceeds between the preferred stock as a freestanding financial instrument and the associated Penny Warrants issued concurrently to the same investor as a freestanding derivative. See Note 11 - Fair Value Measurements.

The allocation of proceeds will be accreted so that the carrying value and redemption amount will be equal on the mandatory redemption date of the preferred stock on November 15, 2033. No accretion was recognized during the year ended December 31, 2023 due to immateriality.

The Company has the ability to redeem the Series A-1 preferred stock before its mandatory redemption date, at 104% of the liquidation preference per share plus accrued and unpaid dividends on or before the first anniversary of the closing date, 102% of the liquidation preference per share plus accrued and unpaid dividends on or before the second anniversary but after the first anniversary of the closing date, 101% of the liquidation preference per share plus accrued and unpaid dividends on or before the third anniversary but after the second anniversary of the closing date, and 100% of the liquidation preference per share plus accrued and unpaid dividends on or after the third anniversary of the closing date.

The Series A-1 preferred stock accrues dividends at a rate of 13% per year, compounded and payable quarterly, though cash payment of dividends must be declared by the Board, and are otherwise accrued.

Searchlight is an affiliate of the Company (see Note 20 — Related Party Transactions).

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 17 – DERIVATIVES

Derivatives are complex financial instruments. The Company does not use derivatives to manage financial risks or as an economic hedge. The Company’s sole derivative instrument arose as part of the issuance of Series A-1 preferred stock to Searchlight, in which transaction Searchlight was also granted Penny Warrants (see Note 10 — Warrants on Common Stock). The Penny Warrants are considered a freestanding derivative instrument, as they are separable and legally detachable from the Series A-1 preferred stock, were issued for nominal or no apparent consideration, and have the essential characteristics inherent in a derivative instrument of a notional amount, an underlying security, and a mechanism for net settlement.

The following table sets forth the details of the derivative instrument presented on the consolidated balance sheets and notional amount as of December 31, 2023 (1):

Derivatives Not Designated as Hedging Instruments	Number of Warrants (Notional Amount)	Warrant Liability	Exercise Price Per Share
		($ in thousands, except for per share amounts)
Penny warrants issued to Searchlight	12,024,711	$11,664	$0.01

(1) No such instruments existed as of December 31, 2022.

The gains and losses arising from this derivative instrument in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 (1) is set forth as follows:

Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Gain (Loss) on Derivative Instruments (2)
	(in thousands)
Penny warrants issued to Searchlight	$—	$(6,469)

(1) No such instruments existed during the year ended December 31, 2022; therefore, there were no gains or losses from such instruments during that year.
(2) The consolidated statements of operations and comprehensive loss include the above unrealized loss on the Penny Warrants as well as the immaterial unrealized loss on the Private Placement Warrants in the “change in fair value of warrant liabilities to affiliates”.

NOTE 18 – CONSOLIDATED FINANCIAL STATEMENT DETAILS

The following table sets forth the details of prepaid expenses and other current assets included on the consolidated balance sheets as of December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Prepaid expenses	$7,411	$8,362
Other current assets	2,635	523
Deposits	2,061	2,864
Income taxes receivable	1,499	502
Indirect sales taxes receivable	616	1,735
Total prepaid expenses and other current assets	$14,222	$13,986

The following table sets forth the details of accrued liabilities included on the consolidated balance sheets as of December 31, 2023 and 2022:

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

	December 31,
(in thousands)	2023	2022
Accrued other expenses	$8,350	$3,970
Accrued cost of revenue	4,728	4,091
Accrued payroll and related	4,623	4,804
Sales and other taxes payable	4,999	2,813
Income taxes payable	615	207
Finance lease obligation	106	115
Total accrued liabilities	$23,421	$16,000

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Indirect Taxes

The Company, assisted by third party experts, is currently conducting a review of potential obligations surrounding indirect taxes, specifically, sales and telecommunications taxes. At the current time, the Company has had no actual or threatened claims arising from any governmental authority in any taxing jurisdiction in the United States where the Company does business regarding claims for any indirect tax liabilities emerging from any potential sales and telecommunications tax that may be owed to any such state or local governments in the various aforementioned taxing jurisdictions. However, a liability for sales and telecommunications tax may be asserted by a governmental authority if that authority determines that the Company is engaged in often-taxable “telecommunications services” rather than providing “internet access,” which is not taxable in any jurisdiction by federal law. The determination of if a service provided is defined as “telecommunications services” or “internet access” may be highly subjective, open to interpretation, and can depend upon extremely intricate technical factors and specific fact patterns which may vary by customer and use case. Furthermore, some taxing jurisdictions may not levy taxes on telecommunications services, while others do, and some taxing jurisdictions are at the state level, while others exist at the local level, including by municipality in some states.

The Company believes that it is probable that a liability for sales and telecommunications tax may exist. The Company has estimated the possible range of loss in this matter as of December 31, 2023 as between $1.8 million and $14.9 million, with anticipation of recoveries from third parties at the low end, and no recoveries from third parties anticipated at the high end of the range, with interest and penalties assessed at both the low and high ends of the range, with penalties reduced in states where the Company intends to seek a “voluntary disclosure arrangement” as described further below. Although the Company’s contracts with customers generally state that the customer must later pay associated taxes if such taxes become an issue, there is always a risk of customer non-payment. Due to the complexities involved in its number of customers, use cases, and jurisdictions in which it does business, along with the treatment of potential indirect taxes varying in each jurisdiction, and collectability estimates, this estimate may ultimately be resolved at either a greater or lesser amount than the estimated range.

Additionally, mitigating factors may exist, such as good-faith reseller certificates, which the Company has previously obtained in instances where the use case indicates that the customer is a reseller, private letter rulings that the Company may request from certain states where the specific tax law is unclear but may be resolved in the Company’s favor, and voluntary disclosure arrangements whereby the Company may determine that it is probable that tax would be owed and enter into an agreement with a taxing jurisdiction to pay back taxes and avoid penalties that would otherwise likely apply.

The Company expects this matter to be settled within the next twelve months, and thus, the net contingent liability estimate of $1.8 million has been accrued in “accrued liabilities” within “current liabilities” of the Company’s consolidated balance sheet for the year ended December 31, 2023. The low end of the range of expense net of recoveries has been recorded in the amount of $1.8 million and is reflected in “sales, general, and administrative” expenses in the consolidated statements of operations and comprehensive loss.

Purchase Obligations

The Company has vendor commitments primarily relating to carrier and open purchase obligations that the Company incurs in the ordinary course of business. As of December 31, 2023, the purchase commitments were as follows:

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

($ in thousands)
2024	$30,745
2025	10,688
2026	5,423
2027	4,773
2028	5,000
Thereafter	2,273
Total	$58,902

Self-Insurance

The Company is self-insured for certain employee health benefits in the United States and has purchased stop-loss insurance in order to establish certain limits to its exposure on a per-claim basis, both individually and in the aggregate.

The Company provides for estimated costs to settle both known claims and claims “incurred but not yet reported” by recording a net liability for the foregoing, considering its retention and stop loss limits. Liabilities of the Company associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to the Company, as well as industry-wide loss experience and other actuarial assumptions. The Company determines its insurance obligations with the assistance of actuarial firms. Since there are many estimates and assumptions involved in recording insurance liabilities, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

Defined Contribution Plan - Employer Contributions

The Company sponsors defined contribution plans (the “Plans”) that cover our domestic and international employees following the completion of an eligibility period. Under the Plans, participating employees may defer a portion of their pretax earnings up to the limits provided by local statutory requirements. The Company makes matching contributions, subject to limits of the base compensation that a participant contributes to the Plan. The Company’s matching contributions vest over up to a maximum of four years from the participant’s date of hire. The Company records its portion of matching contributions within selling, general, and administrative expenses. The Company contributed $0.6 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.

Legal Contingencies

From time to time, the Company may be a party to litigation relating to claims arising in the normal course of business. As of December 31, 2023, the Company was not aware of any legal claims that could materially impact its financial condition.

NOTE 20 – RELATED PARTY TRANSACTIONS

Transactions with affiliates of the Company

Searchlight

Searchlight beneficially owned approximately 13% of the Company’s outstanding common stock as of December 31, 2023, through its ownership of the Penny Warrants. Searchlight is therefore considered an affiliate of the Company. Searchlight owns the Series A-1 preferred stock and the Penny Warrants.

Cerberus Telecom Acquisition Corp. (“CTAC”)

CTAC was the initial private equity sponsor of the Company, and two of the Company’s Board members are employed by Cerberus. CTAC is therefore considered an affiliate of the Company. CTAC owns over 5% but less than 10% of the outstanding Class A Common Stock of the Company. Affiliates of Cerberus own the Private Placement Warrants.

Transactions with affiliates of one of the Company’s wholly-owned subsidiaries

A wholly-owned subsidiary of the Company located in Brazil maintained an office lease and professional services agreement with a company controlled by a key member of the subsidiary’s management team. The office lease and professional services agreement with this affiliate were terminated on June 29, 2023.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
Aggregate expenses incurred for these transactions were $0.3 million and $0.3 million for each of the years ended December 31, 2023, and 2022, respectively, and are recorded as a component of “selling, general, and administrative expense incurred with affiliate” in the consolidated statements of operations and comprehensive loss.

The same wholly-owned subsidiary had an informal services agreement with a separate company controlled by two key members of the Company’s management team. The service agreement with this affiliate was terminated on February 14, 2023.
This services agreement was entered into to render technical assistance services to purchase and deliver telecommunication equipment to the Company’s clients in Brazil, for which the affiliate was paid a nominal monthly fixed fee plus a fee of 7% of the gross amount of the cost incurred to purchase and deliver telecommunication equipment to the Company’s clients in Brazil. In 2023, the Company incurred and paid $0.1 million to this affiliate. In 2022, subsequent to the Company’s acquisition of BMP, the Company incurred and paid $2.3 million to this affiliate. These expenses are recorded as a component of “selling, general, and administrative expense incurred with affiliate” in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, and 2022, respectively.

NOTE 21 – GEOGRAPHIC LOCATION OF LONG-LIVED ASSETS

The following table sets forth the geographic location of the Company’s long-lived assets, by major asset category, as of December 31, 2023 and 2022:

	December 31,
($ in thousands)	2023		2022
Goodwill:
United States	$173,916	59%	$248,928	67%
Switzerland	112,203	38%	112,203	30%
All other countries	8,855	3%	8,575	2%
Total goodwill	$294,974	100%	$369,706	100%

Intangible assets, net:
United States	$118,833	71%	$136,572	71%
Switzerland	25,277	15%	36,417	19%
All other countries (1)	23,477	14%	19,515	10%
Total intangible assets, net	$167,587	100%	$192,504	100%

Property and equipment, net:
United States	$7,070	65%	$7,060	59%
Netherlands	2,387	22%	2,559	22%
All other countries (1)	1,499	14%	2,280	19%
Total property and equipment, net	$10,956	100%	$11,899	100%

Operating lease right-of-use assets:
United States	$7,612	81%	$8,729	87%
All other countries (1)	1,755	19%	1,290	13%
Total operating lease right-of-use assets	$9,367	100%	$10,019	100%

(1) No single country in “all other countries” exceeded 10% of the total balance where “all other countries” comprised more than a 10% concentration of the geographic location of long-lived assets as of December 31, 2023 and 2022.

NOTE 22 – SUBSEQUENT EVENTS

The Company has concluded that no subsequent events have occurred that require disclosure.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

In accordance with guidance issued by the SEC, companies are permitted to exclude recently acquired businesses from the scope of their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Accordingly, we have excluded the acquisition of certain assets of Twilio, Inc., including a carved-out workforce of over 50 employees and certain technology and customer relationships, net of certain associated liabilities, which was accounted for as an acquisition of a business (“Twilio’s IoT Business”) from the evaluation of the Company’s internal control over financial reporting as of December 31, 2023. The total assets and total revenue of Twilio’s IoT Business constituted approximately 2% and 7% of the Company’s total assets and total revenues, respectively, as of and for the year ended December 31, 2023.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of this assessment, the Company’s management concluded that internal control over financial reporting was not effective as of December 31, 2023, due to the material weaknesses listed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported, the following material weaknesses in internal control over financial reporting continued to exist as of December 31, 2023:

•Information Technology General Controls – Management did not design and maintain effective general controls over information systems that support the order-to-cash platforms, inventory, and production business cycles, and financial reporting process.

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
•Financial Close Process – Management did not design and maintain effective control activities over certain routine aspects of financial reporting. Specifically, management did not design and maintain effective controls over the financial reporting process, including (i) management review controls over key disclosures and financial statement support schedules, (ii) the monthly financial close process, including the review of journal entries, account reconciliations, and analysis of recorded balances, (iii) the completeness and accuracy of information used by control owners in the operation of certain controls, (iv) retention of sufficient appropriate evidence to support the operation of control activities such as non-routine and complex transactions, and (v) multiple financial reporting systems that have not been integrated and which require extensive manual processes to consolidate.
•Taxation Process – Management did not design and maintain effective controls over the identification and monitoring of changes to tax positions in domestic and foreign tax jurisdictions to ensure the Company records its income tax expense and indirect tax obligations correctly.
•Subsidiary Operations – Management did not design and implement effective internal controls in a subsidiary operation related to the inventory and production management business cycle, and related financial reporting systems.
•Order to Cash Process – Management did not design and maintain effective controls to support proper revenue recognition. Specifically, management did not have effective controls over (i) new customer master data setup and validation procedures in the enterprise resource planning (“ERP”) and contract management systems, including the timely and accurate updating of the most recent contract terms, (ii) review and approval of sales orders for the correct pricing and contract terms and conditions, (iii) evidence of delivery in accordance with International Commercial Terms, or “incoterms,” (iv) review of revenue contracts for proper revenue recognition, and (v) manual customer invoice processes.

During 2023, the Company took substantive measures to remediate the design of controls associated with these material weaknesses. In many cases, the controls have only recently been put into operation. As such, we have not had a sufficient period to assess the operating effectiveness of the controls to conclude the material weaknesses have been remediated. As a result of the material weaknesses described above, management has concluded that, as of December 31, 2023, our internal control over financial reporting was ineffective.

As an EGC, we are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. As a result, our independent registered public accounting firm has not issued an attestation report with respect to our internal control over financial reporting as of December 31, 2023.

Planned Remediation Activities

The Company continues the process of designing and implementing effective internal control measures to improve its internal control over financial reporting and remediate these material weaknesses. The Company's efforts will include:

ITGC Remediation Actions

•Continue designing and implementing new financial reporting systems and automated invoicing solutions to consolidate and replace legacy systems and establish effective general controls over these systems to ensure that our automated process level controls and information produced and maintained in our IT systems is relevant and reliable.
•Develop a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access, change-management, and critical data interfaces, data backups and restoration over IT systems impacting financial reporting.
•Develop enhanced risk assessment procedures and controls related to changes in IT systems.
•Implement an IT management review and testing plan to monitor ITGCs with focus on systems supporting the financial reporting processes.

Financial Close Process Remediation Actions
•Continue evaluating the effectiveness of management review controls of routine, non-routine, and complex transactions to verify that controls are operating consistently.
•Implement a plan to integrate all legacy financial reporting systems into the Company’s main ERP to improve the reliability of financial reporting and reduce manual detective controls and interventions. We expect that the global phased ERP integration will reduce the chance of error, including a significant reduction in manual journal entries, improve speed of the consolidation process, and increase transparency in financial reporting.
•Implement any additional remediation measures that may be necessary to ensure controls operate effectively.

Taxation Remediation Actions

•Hire qualified tax executive to lead global tax strategy and compliance. Continue to leverage external tax advisors in the preparation and review of the Company’s income tax and indirect tax obligations.
•Complete the integration actions to simplify the Company’s legal structure and attain a more optimal tax function. The Company plans to reduce the number of legal entities in its corporate structure to reduce the costs and risk associated with the current complex structure.

Subsidiary Operations Remediation Activities

•Continue evaluating the effectiveness of the controls over inventory valuation to verify that controls are operating consistently.
•Hire qualified supply chain personnel to direct the Company’s overall supply chain operations, including purchasing, inventory, selection of vendors, and distribution of finished goods.
•Complete the integration actions related to the decommissioning of the subsidiary’s financial and inventory systems and migration to the Company’s main ERP system.

Order to Cash Remediation Actions

•Strengthen the controls around the contract management system and review of sales orders for correct pricing.
•Automate invoicing solutions to consolidate and replace legacy systems and reduce the manual invoicing activities.
•Hire qualified personnel to execute the review of revenue contracts and implement controls for proper revenue recognition.

The Company believes these actions will be effective in remediating the deficiencies described above. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address the deficiencies or determine to modify the remediation plan described above. Until the remediation steps set forth above are fully implemented and operating for a sufficient period, the material weaknesses described above will continue to exist.

Remediation of Previously Reported Material Weaknesses

Management reported in Item 9A of its Annual Report on Form 10-K for the year ended December 31, 2022, material weaknesses related to controls at the entity-level and procure to pay. During the year ended December 31, 2023, management implemented measures on these processes to ensure that the control deficiencies contributing to the material weaknesses were remediated. Such remedial measures are as follows:

•Entity-Level Controls – Management designed and implemented entity-level controls impacting the (i) control environment, (ii) risk assessment procedures, including those related to fraud, and (iii) monitoring activities to prevent or detect material misstatements to the financial statements and assess whether the components of internal control were present and functioning.
•Procure to Pay Process – Management implemented requirements over the approval of purchase orders and subsequent general ledger account coding to ensure payments are properly and timely approved, paid, and recorded in the general ledger.

Management has evaluated these additional controls and believes they are operating effectively and therefore the Company has remediated these material weaknesses.

Inherent limitations on effectiveness of controls and procedures

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

In addition, our internal control over financial reporting is not subject to attestation by our independent registered public accounting firm under Section 404(b) of the Sarbanes-Oxley Act of 2002 as long as we maintain our status as an EGC.

Changes in internal controls

During the quarter ended December 31, 2023, except for the changes discussed above related to remediation of material weaknesses, there have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 29, 2024 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 29, 2024 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 29, 2024 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 29, 2024 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 29, 2024 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

(1) Index to financial statements and supplementary data filed as part of this Annual Report on Form 10-K.

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not material or the required information is included in Part II, Item 8 of this Annual Report on Form 10-K.

(3) Exhibits:

Exhibit Number		Description

2.1
Agreement and Plan of Merger, dated as of March 12, 2021, by and among the Company, King Pubco, Inc., King Corp Merger Sub Inc., King LLC Merger Sub, LLC, and Maple Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement filed on Form S-1 on December 20, 2021).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of July 27, 2021, by and among the Company, King Pubco, Inc., King Corp Merger Sub Inc., King LLC Merger Sub, LLC and Maple Holdings Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement filed on Form S-1 on December 20, 2021).

2.3
Amendment No. 2 to Agreement and Plan of Merger, dated as of September 21, 2021, by and among the Company, King Pubco, Inc., King Corp Merger Sub Inc., King LLC Merger Sub, LLC and Maple Holdings Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement filed on Form S-1 on December 20, 2021).

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement filed on Form S-1 on December 20, 2021).
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement filed on Form S-1 on December 20, 2021).
3.3		Certificate of Designations of the Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 16, 2023).
3.4		Certificate of Designations of the Series A-2 Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on November 16, 2023).
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

4.3		Warrant, dated as of November 15, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 16, 2023).
4.4	*	Warrant, dated as of December 13, 2023
4.5	*	Amended and Restated Warrant, dated as of December 13, 2023
4.6		Specimen Common Stock Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement filed on Form S-1 on December 20, 2021).
4.7	*	Description of Securities
10.1
Subscription Agreement, dated as of March 12, 2021, by and between the Company and the undersigned subscriber party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement filed on Form S-1 on December 20, 2021).

10.2
Investment Agreement, dated as of November 9, 2023, by and between the Company and Searchlight IV KOR, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2023).

Exhibit Number		Description
10.3	*	Amendment to Investment Agreement, dated as of December 13, 2023, by and between the Company and Searchlight IV KORE, L.P.
10.4
Investor Rights Agreement dated as of September 30, 2021, by and among KORE, Cerberus Telecom Acquisition Holdings LLC, certain stockholders of KORE and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement filed on Form S-1 on December 20, 2021).

10.5
Amended and Restated Investor Rights Agreement, dated as of November 15, 2023, by and among the Company, Cerberus Telecom Acquisition Holdings LLC, each of Partners VII, L.P., ABRY Partners VII Co-Investment Fund, L.P., ABRY Investment Partnership, L.P., ABRY Senior Equity IV, L.P. and ABRY Senior Equity IV Co-Investment Fund, L.P. (the “ABRY Entities”), and Searchlight IV KOR, L.P., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2023).

10.6
Voting Agreement, dated as of November 15, 2023, by and between the Company and Cerberus Telecom Acquisition Holdings, LLC, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2023).

10.7
Voting Agreement, dated as of November 15, 2023, by and between the Company and the ABRY Entities (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 16, 2023).

10.8	*	Voting Agreement, dated as of December 13, 2023, by and between the Company and the ABRY Entities.
10.9
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

10.11
Amendment to Backstop Agreement, dated November 15, 2021, by and among the Company, KORE Wireless Group, Inc. and Drawbridge Special Opportunities Fund LP (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement filed on Form S-1 on December 20, 2021).

10.12
Exchangeable Notes Purchase Agreement, dated as of October 28, 2021, by and among the Company, KORE Wireless Group, Inc., and the entities set forth on Schedule 1 therein (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement filed on Form S-1 on December 20, 2021).

10.13
Amendment to Exchangeable Notes Purchase Agreement, dated November 15, 2021, by and among the Company, KORE Wireless Group, Inc. and the entities set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement filed on Form S-1 on December 20, 2021).

10.14
Credit Agreement, dated as of December 21, 2018, among KORE Wireless Group, Inc., Maple Intermediate Holdings Inc., UBS AG, Stamford Branch, the lenders party thereto, and the other loan parties thereto (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement filed on Form S-1 on December 20, 2021).

10.15
Incremental Amendment No. 1 to Credit Agreement, dated as of November 12, 2019, among KORE Wireless Group, Inc., Maple Intermediate Holdings Inc., UBS AG, Stamford Branch, the lenders party thereto, and the other loan parties thereto (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement filed on Form S-1 on December 20, 2021).

10.16
Credit Agreement, dated as of November 9, 2023, among KORE Wireless Group, Inc., KORE Group Holdings, Inc., Maple Intermediate Holdings Inc., Whitehorse Capital Management, LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2023).

10.17	†	KORE Group Holdings, Inc. 2021 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement filed on Form S-8 on January 4, 2022).
10.18	†
KORE Group Holdings, Inc. 2021 Long Term Stock Incentive Plan Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023).

10.19	†
KORE Group Holdings, Inc. 2021 Long Term Stock Incentive Plan Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023).

10.20	†
Employment Agreement by and between Mr. Romil Bahl and the Company, dated November 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2021).

10.21	†
KORE Group Holdings, Inc. Omnibus Amendment to Restricted Stock Unit Award Agreements by and between KORE Group Holdings, Inc. and Romil Bahl, dated June 9, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023).

10.22	†
Separation Agreement, dated January 3, 2022, by and among Puneet Pamnani, the Company and KORE Wireless Group Inc.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2022).

Exhibit Number		Description
10.23
Business Combination Agreement, by and among Kore Group Holdings, Inc., BMP Simon Holdings, LLC, BMP Merger Sub I, Inc., BMP Merger Sub II, Inc., Business Mobility Partners Inc., Simon IOT LLC, and each of Jared Deith, Steven Daneshgar, David Isler, Stuart Lowenstein and Aaron Slonim, dated February 16, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2022).

10.24
Purchase Agreement by and between Twilio Inc. and Kore Group Holdings, Inc. dated March 26, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2023).

10.25
Stock Repurchase Agreement, dated as of December 11, 2023, by and between the Company and Twilio Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2023).

10.26	†
Employment Agreement by and between Jack W. Kennedy Jr., the Company and KORE Wireless Group Inc., dated March 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16,2022).

10.27	†
Amended and Restated Employment Agreement by and between Bryan Lubel, the Company and KORE Wireless Group Inc., dated March 15, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2022).

10.28	†
Amended and Restated Employment Agreement by and between Tushar K. Sachdev, the Company and KORE Wireless Group Inc., dated March 15, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2022).

10.29	†
Employment Agreement by and among Paul Holtz, the Company and KORE Wireless Canada Inc., dated April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2022).

10.30	†
Employment Agreement by and between Jason Dietrich, the Company and KORE Wireless Group Inc. dated June 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2023).

14.1	*	Code of Ethics
21.1	*	List of subsidiaries of KORE Group Holdings, Inc.
23.1	*	Consent of BDO USA, P.C, Independent Registered Public Accounting Firm
31.1	*	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	*	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	*†	KORE Group Holdings, Inc. Clawback Policy, dated August 15, 2023
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

†    This document has been identified as a management contract or compensatory plan or arrangement.
*    Filed herewith.
**    Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2024

KORE GROUP HOLDINGS, INC.

By:	/s/ Romil Bahl
Romil Bahl
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Romil Bahl	President, Chief Executive Officer and Director	April 15, 2024
Romil Bahl	(Principal Executive Officer)

/s/ Paul Holtz	EVP, Chief Financial Officer and Treasurer	April 15, 2024
Paul Holtz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Cheemin Bo-Linn	Director	April 15, 2024
Cheemin Bo-Linn

/s/ Timothy Donahue	Director	April 15, 2024
Timothy Donahue

/s/ H. Paulett Eberhart	Director	April 15, 2024
H. Paulett Eberhart

/s/ Andrew Frey	Director	April 15, 2024
Andrew Frey

/s/ David Fuller	Director	April 15, 2024
David Fuller

/s/ James Geisler	Director	April 15, 2024
James Geisler

/s/ Jay M. Grossman	Director	April 15, 2024
Jay M. Grossman

/s/ Robert P. MacInnis	Director	April 15, 2024
Robert P. MacInnis

/s/ Michael K. Palmer	Director	April 15, 2024
Michael K. Palmer