Form 10-K/A
period 2023-12-31
KORE Group Holdings, Inc.
filed 2024-04-30
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of KORE Group Holdings, Inc. (the “Company,” “KORE,” “our” or “we”) for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2024 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K. We previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that a registrant may incorporate by reference such information from a definitive proxy statement if the definitive proxy statement is filed with the SEC within 120 days after fiscal year end.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety. In addition, the reference on the cover page of the Original Filing to incorporation by reference of certain information from our proxy statement into Part III of the Original Filing has been deleted. In addition, Part IV, Item 15 (Exhibit Index) has also been amended to contain currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022. The new certifications of our principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1 and 31.2, respectively. Except as described above, no other changes have been made to the Original Filing.

Except as described above, this Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC after the Original Filing. Capitalized terms not otherwise defined in Part III of this Amendment shall have the same meanings assigned to those terms in Parts I and II of the Original Filing.
i

ii

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information, as of the date of this Amendment, concerning the persons who serve as our directors and executive officers:

Name	Age	Title
Romil Bahl (1)	55	President, Chief Executive Officer, and Director
Paul Holtz	47	Executive Vice President, Chief Financial Officer and Treasurer
Tushar Sachdev (2)	51	Executive Vice President and Chief Technology Officer
Jason Dietrich	49	Executive Vice President and Chief Revenue Officer
Louise Winstone (3)	45	Executive Vice President and Chief Human Resources Officer
Bryan Lubel	59	Executive Vice President and General Manager, Global Industries
Jack W. Kennedy, Jr.	48	Executive Vice President, Chief Legal Officer and Secretary
Cheemin Bo-Linn	70	Director
Timothy M. Donahue	75	Director (Chair)
H. Paulett Eberhart	70	Director
Andrew Frey	49	Director
David Fuller	57	Director
James Geisler	57	Director
Jay M. Grossman	64	Director
Robert P. MacInnis	57	Director
Michael K. Palmer	38	Director

(1) On April 29, 2024, the Company announced that the Company’s Board of Directors (the “Board”) and Mr. Bahl had mutually agreed that Mr. Bahl would step down as President and Chief Executive Officer and a member of the Board, effective as of May 3, 2024.
(2) On April 5, 2024, Mr. Sachdev notified the Company of his resignation, effective April 30, 2024, to pursue another opportunity.
(3) On April 26, 2024, Ms. Winstone notified the Company of her resignation, effective May 24, 2024, to pursue another opportunity.

Executive Officers

Romil Bahl. Mr. Bahl has served as as our President and Chief Executive Officer since October 2027 and as a member of our Board since 2021. Mr. Bahl brings 31 years of experience delivering high growth among SaaS and IoT companies. Prior to joining KORE, Mr. Bahl served as President and Chief Executive Officer of Lochbridge, a leading technology consulting and solutions provider in the IoT and digital enablement space, from November 2015 to October 2017. Mr. Bahl is also a member of the board of directors of Perficient, Inc., a global digital consulting company. Previously, he served as Executive Vice President and General Manager, Global Industries for Computer Sciences Corporation, a global provider of information technology and professional services and solutions, where he managed a ~$9B business from April 2014 to November 2015, and as Chief Executive Officer of PRGX Global, Inc., a data focused analytics company (“PRGX”), from January 2009 to November 2013. Mr. Bahl has also had leadership roles at A.T. Kearney, Infosys and Deloitte Consulting. Mr. Bahl holds a Masters of Business Administration from The University of Texas at Austin and a Bachelor of Engineering degree from the Directorate of Marine Engineering & Technology in Kolkata, West Bengal, India. Mr. Bahl’s qualifications to serve as a member of our board of directors include his nearly 30 years of experience working with SaaS and IoT companies, his deep expertise in managing companies in the IoT and technology solutions space and his leadership skills developed over his career with various companies.

Paul Holtz. Mr. Holtz has served as our Executive Vice President, Chief Financial Officer and Treasurer since April 2022. Mr. Holtz’s role at KORE supports the Company’s focus on service delivery and to help optimize financial performance. As Chief Financial Officer, Mr. Holtz is responsible for managing all aspects of the organization’s financial operations. From November 2021 to March 2022 Mr. Holtz served as Interim Chief Financial Officer and, from May 2017 to November 2021, as a Vice President of Corporate Performance, Planning and Analytics. Prior to joining KORE, Mr. Holtz held a number of senior positions, most recently as Head of Finance for the Office of the COO at BlackBerry. Mr. Holtz CPA, CA received his Honours Bachelor’s Degree in Business Administration and Accounting from Wilfrid Laurier University. He is also a member of the Chartered Professional Accountants of Canada (CPA Canada).

Tushar Sachdev. Mr. Sachdev has served as our Chief Technology Officer and Executive Vice President, Analytics, since February 2018, where he oversees current technology and sets KORE’s future technology vision, strategy, and roadmap. From April 2010 to February 2018, Mr. Sachdev served in various roles with PRGX, most notably Senior Vice President & Chief Technology Officer starting in July 2013. Mr. Sachdev also previously worked as a Principal Architect with Infosys Technologies Limited, an information technology consulting company, from November 2000 to August 2009 and has previously worked with other global outsourcing organizations, including Mastek and NIIT. He has a Bachelor’s Degree in engineering from the University of Mumbai and also a Master’s Degree in economics from the University of London.

Jason Dietrich. Mr. Dietrich has served as our Executive Vice President and Chief Revenue Officer since June 2023. Mr. Dietrich brings over 25 years of experience driving high growth software and hardware companies in the manufacturing and IoT space. At KORE, Mr. Dietrich leads the global sales and marketing functions with the goal of capturing the tremendous opportunity that exists in the rapidly growing market for IoT and connectivity use cases. Prior to KORE, from May 2021 to June 2023, Mr. Dietrich served as the Head of the Commercial Organization at Tulip Interfaces, an operations platform company, where he led all go-to-market and commercial functions including global sales, business development, partnerships, account management, sales operations, customer success, and customer services. From July 2018 to May 2021, Mr. Dietrich served as the Chief Revenue Officer at Stratus Technologies, a provider of computing platforms, software, and services, where he oversaw and directly led Stratus Technologies’ global sales, marketing, and business development efforts. In addition, from October 2015 to July 2018, Mr. Dietrich was the SVP of Global Connected Operations Sales for PTC, a computer software and services company, where he was responsible for driving the adoption of the ThingWorx platform, including Analytics and Augmented Reality into manufacturing companies. A long-time leader in management, he also held several leadership roles in sales, business operations, and go-to-market activities at PTC. Jason holds a B.S. in Chemical Engineering and a Master’s in Business Administration (MBA) from Lehigh University.

Louise Winstone. Ms. Winstone has served as our Executive Vice President and Chief Human Resources Officer since December 2021, where she is responsible for leading the global Human Resources function. Ms. Winstone joined the Company in January 2019. Ms. Winstone brings more than 15 years of international human resources experience to KORE, having most recently served as the Chief Human Resources Officer at PRGX from September 2015 to December 2018, where she oversaw the global HR function in 27 countries. Prior to PRGX, Ms. Winstone was with Barclays Bank in London and has held a number of HR roles within Financial and Professional Services firms in the UK. Ms. Winstone holds a Bachelor’s Degree and Master’s Degree in HR Management from Middlesex University.

Bryan Lubel. Mr. Lubel has served as our Executive Vice President and General Manager, Global Industries since June 2023. Prior to this, Mr. Lubel served as Executive Vice President of Connected Health from January 2021 to June 2023, and Executive Vice President of IoT Managed Services at KORE from November 2019 to December 2020. Prior to joining KORE, Mr. Lubel served as President of Integron Inc., a leading IoT Managed Services provider in the healthcare and life sciences market, from January 2008 to November 2019. Previously, he served as Vice President and General Manager of North American Office Services-Xerox Global Services, the leading provider of enterprise document managed services, from April 2006 to January 2008. Mr. Lubel served as President and Chief Executive Officer of Gyricon, LLC, a technology spinout of Xerox’s famed PARC laboratories (Palo Alto Research Center) where SmartPaperTM was developed, from August 2003 to January 2006. Mr. Lubel has also had leadership roles at Xerox Corp., The Sutherland Group Ltd, Ziff-Davis Education Inc. and Compaq Computer Corp. Mr. Lubel holds a B.S. of Business Administration—Management Information Systems from The State University of New York at Fredonia.

Jack W. Kennedy Jr. Mr. Kennedy has served as our Executive Vice President, Chief Legal Officer and Secretary since December 2021. Mr. Kennedy joined KORE in October 2021. From 2009 to 2013 and from November 2016 to October 2021, Mr. Kennedy was Vice President and Corporate Counsel for PRGX, where he provided legal advice on all aspects of the company’s operations. In 2013, Mr. Kennedy started as Senior Vice President & Chief Legal Officer at Streamline Health Solutions, Inc., a provider of healthcare information technology services, where he later became Senior Vice President, Administration and served until 2016. Mr. Kennedy has also served as in-house counsel for Stiefel Laboratories, Inc., a specialty pharmaceutical company. Prior to his in-house legal career, Mr. Kennedy practiced at the law firms of Troutman Sanders LLP in Atlanta, Georgia and Akin Gump Strauss Hauer & Feld LLP in Houston, Texas. He received a JD from Tulane University and a BA and BS from Mercer University and is admitted to the state bars of Texas and Georgia.

Non-Employee Directors

Cheemin Bo-Linn. Dr. Bo-Linn has served as a member of our Board since 2021. She has operational experience as a Chief Executive Officer, and in multiple Vice President roles at a Fortune 100 company. Her governance expertise includes her previous election as board of director of seven public companies, including as Lead Independent Director and Chair of every major committee including Chair of the Audit Committee at three publicly traded companies. From January 2013 through early 2023, Dr. Bo-Linn was the Chairperson and Chief Executive Officer of Peritus Partners Inc., a global analytics and valuation accelerator company which provides strategy and operations expertise in technology, cybersecurity, financial structures, and digital transformation. From September 2010 to November 2012, Dr. Bo-Linn was Chief Marketing Officer and Chief Revenue Officer at NetLine Corporation, the largest B2B internet digital content syndication network, and mobile applications company. Prior to NetLine Corporation, Dr. Bo-Linn held multiple C-suite and M&A partner roles at various companies, including at IBM as Vice-President growing multi-billion-dollar P&L businesses. Dr. Bo-Linn presently serves as Lead Independent Director at Blackline Safety Corp., an IoT SaaS connected worker technologies and gas detection company, and a member of the Board of Directors at each of Flux Power, an energy commerce electrification company, and Lake Resources, lithium technology company. She is a former member of the Board of Directors of BMCH (now Builders FirstSource), Data IO, a security company, Sphere 3d, an enterprise data services and cryptocurrency mining company, and Violin Memory, a technology company. Dr. Bo-Linn has been recognized with the “Top 50” Directors award from the National Association of Corporate Directors, was inducted into the 2015 “Hall of Fame for Women in Technology”, and recognized as a Financial Times 2021 “Top 100 Diverse Director”. Dr. Bo-Linn holds a Doctorate of Education in “Computer-based Management Information Systems and Organizational Change” from the University of Houston and is a graduate of Stanford University Graduate School of Business Executive

Certificate Program. Dr. Bo-Linn’s qualifications to serve as a member of our Board include her extensive knowledge of the IoT industry and experience as audit chair and executive and director of private and public high growth technology and SaaS companies.

Timothy M. Donahue. Mr. Donahue has served as member of our Board since 2021. Mr. Donahue served as the Chief Executive Officer of Nextel Communications Inc., a nationwide wireless telecommunications company, from 1999 until 2005, when Nextel was merged with Sprint Corporation to form Sprint Nextel Corporation. Thereafter, and until 2006, Mr. Donahue was the Executive Chairman of Sprint Nextel and the Chairman of the Sprint Nextel Corporation. From 1996 until his appointment as Chief Executive Officer, Mr. Donahue served as the President and Chief Operating Officer of Nextel. During his tenure at Nextel, Nextel experienced significant improvements in financial performance, including significant growth in revenue and EBITDA. Over that same period, the market capitalization of the company increased from approximately $16 billion to approximately $40 billion. Mr. Donahue started his telecommunications career with McCaw Cellular in 1986 as president of its paging division. Mr. Donahue is currently a member of the board of directors of Ligado Networks, a wireless network provider, and AURA Network Systems, communications company, and former member of the board of directors of NVR Inc., a home builder company. Mr. Donahue is a former director of ADT Corporation, a home security provider; Covidien plc, amedical devices company; Eastman Kodak Company, an imaging company; Nextel Partners Inc., a telecommunications company; and Tyco International Ltd., a diversified company. Mr. Donahue also served on the board of John Carroll University and is the former chairman of the Cellular Telecommunications & Internet Association. In 2004, Institutional Investor Magazine honored Mr. Donahue as the best chief executive officer in the telecommunications services and wireless sector based on ratings by investors and brokerage firm analysts. Mr. Donahue received his BA in English Literature from John Carroll University. Mr. Donahue’s qualifications to serve as a member of our Board include his deep IoT industry knowledge and experience in leadership roles at numerous wireless and telecommunications companies.

H. Paulett Eberhart. Ms. Eberhart has served as a member of our Board sine 2022. Ms. Eberhart has served as the Chairman and Chief Executive Officer of HMS Ventures, a privately-held business involved with technology services and the acquisition and management of real estate, since 2014. Previously, she was President and Chief Executive Officer of CDI Corp., a provider of engineering and information technology outsourcing and professional staffing services, from 2011 through 2014; Chairman and Chief Executive Officers of HMS Ventures, a venture capital firm, from 2009 to 2011; and President and Chief Executive Officer from Invensys Process Systems, Inc., a process automation company, from 2007 to 2009. Ms. Eberhart had an extensive career at Electronic Data Systems (EDS) serving in various executive, financial, and operational roles. Ms. Eberhart is a Certified Public Accountant and is also a director of LPL Financial Holdings Inc., Valero Energy Corporation and Fluor Corporation. She is a former director of Anadarko Petroleum Corporation, serving as lead director, Advanced Micro Devices (AMD) and Cameron International Corporation. Ms. Eberhart’s qualifications to serve as a member of our Board include her significant experience as an executive and director of technology companies.

Andrew Frey. Mr. Frey has served as a member of our Board since November 2023. Mr. Frey is a partner at Searchlight Capital Partners, a global private equity firm. Prior to joining Searchlight Capital Partners in 2011, Mr. Frey was a managing principal at Quadrangle Group, where he primarily focused on telecommunications and technology investments. Mr. Frey serves on the board of directors of each of Mitel Networks Corporation, Consolidated Communications Holdings, Inc., and Ziply Fiber, LLC. Mr. Frey received a B.S. in finance and B.A.S. in systems engineering from the University of Pennsylvania. Mr. Frey’s qualifications to serve as a member of our Board include his significant experience as a director of technology companies.

David Fuller. Mr. Fuller has served as a member of our Board since November 2023. Mr. Fuller is currently an Operating Partner at Searchlight Capital Partners and previously served as a Senior Advisor to the Technology, Media and Telecom practice at Boston Consulting Group, a global management consulting firm. From March 2021 to January 2022, Mr. Fuller was the President of Rogers Wireless at Rogers Communications Inc., a Canadian communications and media company. Previous to this, from 2014 to January 2019, Mr. Fuller was Executive Vice President of TELUS Corporation (“TELUS”), a Canadian telecommunications company, where he held the role of President, TELUS Consumer and Small Business Solutions. He also served as the Chief Marketing Officer of TELUS from 2009 to 2014 and the Senior Vice President, Business Solutions Marketing from 2004 to 2009. Prior to joining TELUS, Mr. Fuller spent almost 15 years in the management consulting industry with a number of firms, culminating in the country managing partner role at KPMG Consulting. Mr. Fuller is a corporate director of Great-West Lifeco and Canada Life. He also serves as a director on the boards of directors of Consolidated Communications Holdings, Ziply Fiber LLC and Mitel Networks Corporation. Mr. Fuller is a professional engineer and holds a MBA from the Schulich School of Business at York University and a Bachelor of Applied Science in Engineering from Queen’s University. Mr. Fuller’s qualifications to serve as a member of our Board include his significant experience as a director of technology companies.

James Geisler. Mr. Geisler has served as a member of our Board since 2022. Mr. Geisler has been an independent consultant since May 2021. From 2014 through May 2021, Mr. Geisler was a Senior Operating Partner of Cerberus Operations & Advisory Company, management and advisory company (“COAC”), where he led due diligence matters and operational initiatives. Mr. Geisler is Chairman of National Dentex Labs and Audit Committee Chairman of SubCom. Mr. Geisler has previously been a member of the board of directors of DynCorp International, PaxVax, Keane Group and Your Community Bank. Prior to joining COAC, Mr. Geisler was co-Chief Financial Officer for United Technologies Corporation, a technology company (“UTC”), from 2004 to 2008 and responsible for UTC’s acquisition strategy and activity. Mr. Geisler graduated summa cum laude from the University of Kentucky with B.B.A. in finance and earned an MBA at the University of Virginia’s Darden Graduate School of Business Administration. Mr. Geisler’s qualifications to serve as a member of our Board include his significant previous experience as a public company director.

Jay M. Grossman. Mr. Grossman has served as a member of our Board since 2023. Mr. Grossman is the Chair of ABRY Partners, LLC, a private equity fund, which he joined in 1996. Prior to joining ABRY Partners, LLC, Mr. Grossman was Managing Director and co-head of the Media and Entertainment Group at Prudential Securities, Inc., a financial services company, and a member of the corporate finance department of Kidder, Peabody & Company, a securities firm. Mr. Grossman is currently a director of Nexstar, where he has served since 1997, and was its Vice President and Assistant Secretary from 1997 until March 2002. He has been Chair of Nexstar’s Compensation Committee since September 2022. Mr. Grossman also serves as a director (or the equivalent) of several private companies including Hometown Cable, Grande Communications Networks and RCN Telecom Services. Previously, Mr. Grossman served on the board of directors of a wide variety of companies including Atlantic Broadband, Q9 Networks, Sidera Networks, WideOpenWest Holdings, Consolidated Theaters, Country Road Communications, Monitronics International, Caprock Communications, Cyrus One Networks, Executive Health Resources and Hosted Solutions. Mr. Grossman received an MBA from Harvard Business School and is an honors graduate of Dickinson College. Mr. Grossman’s qualifications to serve as a member of the Board include his long-term experience as a public company director with Nexstar and his service on the boards of various private companies in diverse industries. Mr. Grossman’s qualifications to serve as a member of the Board include his long-term experience as a public company director with Nexstar and his service on the boards of various private companies in diverse industries.

Robert P. MacInnis. Mr. MacInnis has served as a member of our Board since 2021. Mr. MacInnis has worked at ABRY Partners since December 1998, where he is currently a Partner. Mr. MacInnis also currently serves on the board of directors of Aegis Sciences Corp. and Automated Healthcare Solutions. In the past, Mr. MacInnis has served on the board of Consolidated Theatres, RCN Cable, Sidera Networks, Network Communications, Inc., XAnd, Datapipe, North American Dental Group, Muzak LLC, Proquest, Psychological Services, Inc., and several others. Prior to working at ABRY Partners, Mr. MacInnis was a senior manager at PricewaterhouseCoopers LLP from June 1991 through May 1997. Mr. MacInnis graduated summa cum laude from Merrimack College with a B.S. in business and received an M.B.A. summa cum laude from Boston University. Mr. MacInnis’ qualifications to serve as a member of our Board include his significant transactional and management experience developed over his career with ABRY Partners.

Michael K. Palmer. Mr. Palmer has served as a member of our Board since 2021. Mr. Palmer has served as a Managing Director at Cerberus within Cerberus’ private equity platform, which invests in global companies across various industries and geographies, since [●]. In this role, Mr. Palmer helps support Cerberus’ private equity investments in healthcare, telecommunications and technology companies. Mr. Palmer has assisted in the identification of opportunities to collaborate with innovative managers and invest in sectors undergoing transformation. Mr. Palmer has also contributed to the development of Cerberus’ investing practice in emerging markets and he currently serves on Cerberus’ Emerging Markets Investment Committee. Mr. Palmer is also on the board of directors of Stratolaunch, an American aerospace company that develops and operates technologies to fulfill national priorities; and AURA Network Systems, a company focused on developing a dedicated nationwide air-to-ground wireless communications network. Mr. Palmer previously served on the board of directors of Steward Health Care, an accountable care organization, Covis Pharma, a specialty pharmaceuticals company, PaxVax Global, a global specialty vaccines business, and Print Media Holdings, a division of YP Holdings, which was an advertising solutions platform that Cerberus carved out of AT&T. Mr. Palmer is a graduate of Duke University. Mr. Palmer’s qualifications to serve as a member of our Board include his significant management experience developed over his career with Cerberus and prior service on the boards of various companies.

Corporate Governance

Code of Ethics

Our Board has adopted Corporate Governance Guidelines, a Code of Ethics, and a charter for our Audit Committee to assist the Board in the exercise of its responsibilities and to serve as a framework for the effective governance of the Company. Our Code of Ethics applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

You can access our Audit Committee charter, our Nominating and Corporate Governance Committee Charter, our Compensation Committee Charter, our Corporate Governance Guidelines, and our Code of Ethics on our website at https://ir.korewireless.com/corporate-governance/governance-documents, or by writing to our Secretary at our offices at 3 Ravinia Drive NE, Suite 500, Atlanta, Georgia 30346. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website rather than by filing a Current Report on Form 8-K.

Anti-Hedging Policy

Our Board has adopted an Insider Trading Policy, which applies to all of our directors, officers and employees. The policy prohibits our directors, officers and employees and any entities they control from purchasing financial instruments such as prepaid variable forward contracts, equity swaps, collars, and exchange funds, or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s equity securities, or that may cause an officer, director, or employee to no longer have the same objectives as the Company’s other stockholders.

Board Composition

Our Board currently consists of ten (10) members: Timothy Donahue, Cheemin Bo-Linn, Michael K. Palmer, Robert MacInnis, Andrew Frey, David Fuller, James Geisler, H. Paulett Eberhart, Romil Bahl and Jay M. Grossman. Subject to obtaining any required stockholder votes or consents under the Amended and Restated Investor Rights Agreement, our directors may be removed from office at any time, but only for cause and only by the affirmative vote of the holders of at least a majority of the voting power of all of the then outstanding shares of our voting stock entitled to vote at an election of directors.

Notwithstanding the foregoing, the stockholder entities affiliated with ABRY Partners (the “ABRY Entities”), Searchlight IV KOR, L.P. (“Searchlight”), or Cerberus Telecom Acquisition Corp. (“CTAC”), as applicable, shall have the exclusive right to (i) remove their respective nominees from the Board and (ii) fill vacancies created by reason of death, removal or resignation of its nominees to the Board, and the Company shall (in each case) take all necessary action to remove or nominate or cause the Board to appoint, as applicable, replacement directors designated by the applicable party to fill any such vacancies above as promptly as practicable after such designation (and in any event prior to the next meeting or action of the Board or applicable committee).

Amended and Restated Investor Rights Agreement

On November 15, 2023, the Company entered into the Amended and Restated Investor Rights Agreement, pursuant to which the Company agreed to take all necessary actions to cause the Board to be comprised of up to ten (10) directors, including: (i) up to two (2) individuals designated by the ABRY Entities; (ii) up to two (2) individuals designated by CTAC; (iii) up to two (2) individuals designated by Searchlight; (iv) the Chief Executive Officer; and (v) up to three (3) independent directors recommended by the Company’s Nominating and Corporate Governance Committee.

Pursuant to the Amended and Restated Investor Rights Agreement, the directors are divided into three (3) classes of directors, with each class serving for staggered three (3)-year terms. Subject in each case to the terms and conditions of the Amended and Restated Investor Rights Agreement, (i) the Class I directors shall include two (2) independent directors nominated by the Nominating and Corporate Governance Committee, one (1) director designated by Searchlight, and one (1) director designated by CTAC; (ii) the Class II directors shall include one (1) independent director nominated by the Nominating and Corporate Governance Committee, one (1) director designated by Searchlight, and one (1) director designated by CTAC; and (iii) the Class III directors shall include the Chief Executive Officer, and two (2) directors designated by the ABRY Entities. The chairperson of the Board is selected by a majority of the Board. As a result of the Amended and Restated Investor Rights Agreement, and the aggregate voting power of the parties to the agreement, the parties to the agreement acting in conjunction control the election of directors of KORE.

Our Board is divided among the three classes as follows:

•the Class I directors are Timothy Donahue, Cheemin Bo-Linn, Andrew Frey and James Geisler, and their terms will expire at the Annual Meeting of Stockholders to be held in 2025;

•the Class II directors are David Fuller, Michael K. Palmer and H. Paulett Eberhart, and their terms expire at the Annual Meeting of Stockholders to be held in 2026; and

•the Class III directors are Romil Bahl, Jay M. Grossman and Robert MacInnis, and their terms will expire at the Annual Meeting of Stockholders to be held in 2024.

Board Leadership Structure and Role in Risk Oversight

Risk assessment and oversight are an integral part of our governance and management processes. Our Board encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management intends to review these risks with the Board at regular Board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through its Audit Committee, which oversees risks inherent in its area of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including business continuity risks, such as risks relating to the COVID-19 pandemic, and our Audit Committee is responsible for overseeing our major financial and cybersecurity risk exposures and the steps our management has taken to monitor and control these exposures. The Audit Committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related person transactions. The Board does not believe that its role in the oversight of our risks affects the Board’s leadership structure.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of any class of our equity securities, who collectively we generally refer to as insiders, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company’s common stock, par value $0.0001 per share (the “common stock”), and other equity securities of the Company. Based upon a review of reports filed with the SEC, we believe that during the 2023 fiscal year our insiders complied with all applicable filing requirements, except that Romil Bahl made a single late filing reporting one transaction and Twilio Inc. filed a single late filing reporting its initial beneficial ownership on Form 3.

COMMITTEES OF THE BOARD

Our Board has established a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, each of which operates under a written charter that has been approved by our Board.

Audit Committee

Our Audit Committee’s responsibilities include:

•to review, oversee, and discuss with the independent registered public accounting firm their annual audit plan, including the timing and scope of audit activities, and monitor such plan’s progress and results during the year;

•discussing with our independent registered public accounting firm their independence from management;

•to elect, retain, compensate, oversee, and, if necessary, terminate, any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review, or attest services for the Company;

•to review and discuss the annual audited financial statements and quarterly financial statements, the form of audit opinion to be issued by the auditors, and the Company’s disclosures;

•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

•reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and

•establish procedures for (i) the receipt, retention, and treatment of complaints received by the Corporation regarding accounting, internal accounting controls, or auditing matters and (ii) the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

The Audit Committee charter is available on our website at https://ir.korewireless.com/corporate-governance/governance-documents. The members of the Audit Committee are Cheemin Bo-Linn, H. Paulett Eberhart, and James Geisler. Cheemin Bo-Linn serves as the Chair of the committee. Our Board has affirmatively determined that each of Dr. Bo-Linn, Ms. Eberhart and Mr. Geisler are independent for purposes of serving on an audit committee under Rule 10A-3 promulgated under the Exchange Act and the NYSE rules, including those related to Audit Committee membership.
The members of our Audit Committee meet the requirements for financial literacy under the applicable NYSE rules. In addition, our Board has determined that Dr. Bo-Linn qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and under the similar NYSE rules requirement that the Audit Committee have a financially sophisticated member.

The Audit Committee met 22 times in 2023.

Compensation Committee

Our Compensation Committee’s responsibilities include:

•to review at least annually the goals and objectives of the Company’s executive compensation plans, and modify these goals and objectives if the Committee deems it appropriate;

•to evaluate annually the performance of the Chief Executive Officer in light of the goals and objectives of the Corporation’s executive compensation plans;

•to evaluate at least annually the performance of the other executive officers of the Company in light of the goals and objectives of the Company’s executive compensation plan;

•to review and recommend to the Board the adoption of or changes to the compensation of the Corporation’s independent directors; and

•to review and approve all perquisites, special cash payments and other special compensation and benefit arrangements or other personal benefits to the Company’s executive officers and directors and recommend any changes to the Board with respect to directors.

The Compensation Committee charter is available on our website at https://ir.korewireless.com/corporate-governance/governance-documents. The members of the Compensation Committee are Timothy M. Donahue, Cheemin Bo-Linn, Andrew Frey, Robert P. MacInnis and Michael K. Palmer and Mr. Donahue serves as the Chair of the committee.

The Compensation Committee met four times in 2023.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee’s responsibilities include:

•identifying individuals qualified to become members of the Board and ensure that the Board has the requisite expertise and that its membership consists of persons with sufficiently diverse and independent backgrounds;

•developing and recommending to the Board for approval standards for determining whether a director is independent;

•developing the criteria to be used by the Committee in recommending directors to the Board;

•overseeing the periodic self-evaluations of the Board and its committees;

•overseeing engagement with stockholders and proxy advisory firms; and

•reviewing and discussing with management disclosure of the Company’s corporate governance practices, including information regarding the operations of the Board committees, director independence and the director nominations process, and to recommend that this disclosure be included in the Company’s proxy statement or Annual report on Form 10-K.

The Nominating and Corporate Governance Committee charter is available on our website at https://ir.korewireless.com/corporate-governance/governance-documents. The members of the Nominating and Corporate Governance Committee are Robert P. MacInnis, H. Paulett Eberhart, and David Fuller. Mr. MacInnis serves as the Chair of the committee.

The Nominating and Corporate Governance Committee met two times in 2023.

ITEM 11.    EXECUTIVE COMPENSATION

We are currently considered an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures.

This section discusses the material components of the executive compensation program for our “named executive officers”. For the fiscal year ended December 31, 2023, our named executive officers and their positions with us were as follows:

•Romil Bahl, President and Chief Executive Officer;
•Bryan Lubel, Executive Vice President and General Manager, Global Industries;
•Jason Dietrich, Executive Vice President and Chief Revenue Officer; and
•Tushar Sachdev, Executive Vice President and Chief Technology Officer.

2023 Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the fiscal years ended December 31, 2023 and December 31, 2022:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Romil Bahl	2023	$750,000	$562,600	$3,040,507	$—	$26,377	$4,379,484
President and Chief Executive Officer	2022	$750,000	$281,250	$14,344,674	$—	$16,366	$15,392,290

Bryan Lubel	2023	$400,000	$247,500	$378,066	$—	$16,875	$1,042,441
Executive Vice President and General Manager, Global Industries	2022	$330,000	$—	$1,963,372	$—	$17,450	$2,310,822

Jason Dietrich (4)	2023	$223,077	$300,000	$736,481	$—	$9,189	$1,268,747
Executive Vice President and Chief Revenue Officer

Tushar Sachdev	2023	$300,000	$225,000	$378,066	$—	$12,243	$915,309
Executive Vice President and Chief Technology Officer	2022	$300,000	$112,500	$1,963,372	$—	$7,082	$2,382,954

(1) The amounts reported in this column represent discretionary cash bonuses awarded to Messrs. Bahl, Lubel, Dietrich, and Sachdev in respect of their service with the Company during fiscal year 2023, as further described in the section below titled “Narrative to 2023 Summary Compensation Table — Annual Cash Bonuses.”

(2) The amounts reported in this column represent the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of the stock awards that were granted to each of our named executive officers under the Incentive Plan (as defined below) in fiscal year 2023. The amounts reported in this column in respect of the performance stock awards granted in fiscal year 2023 reflect the Company’s determination of the probable outcome of the performance-vesting conditions. Assuming maximum performance for the stock awards that are subject to performance conditions, the grant date fair value included in this column would increase for Messrs. Bahl, Lubel, Dietrich, and Sachdev by approximately $3,752,156, $467,023, $812,295, and $467,023, respectively. Please see the section below titled “Narrative to 2023 Summary Compensation Table – Long-Term Equity Compensation” and the “Outstanding Equity Awards at 2023 Fiscal Year-End” table below for further details on these grants.

(3) The amounts reported in this column represent, for fiscal year 2023, the following: (a) the aggregate matching contributions to the KORE 401(k) Retirement Savings Plan made by the Company that vested in fiscal year 2023 for Mr. Bahl ($9,900) and Mr. Lubel ($8,921); (b) health insurance and other welfare benefit premiums paid by the Company in fiscal year 2023 on behalf of Mr. Bahl ($16,477), Mr. Dietrich ($9,189), and Mr. Sachdev ($12,243); (c) the contribution made by the Company in fiscal year 2023 to the health savings account for Mr. Lubel ($7,954).

(4) Mr. Dietrich’s employment with the Company commenced on June 12, 2023.

Narrative to 2023 Summary Compensation Table

Base Salaries

In fiscal year 2023, the named executive officers received an annual base salary to compensate them for services rendered to the Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The annual base salaries for Messrs. Bahl, Lubel, Dietrich, and Sachdev for fiscal year 2023 were $750,000, $400,000, $400,000 and $300,000, respectively, and the actual base salaries earned by our named executive officers for fiscal year 2023 are set forth above in the “2023 Summary Compensation Table.”

Annual Cash Bonuses

We incentivize our named executive officers with performance-based annual cash bonuses that are intended to reward the achievement of corporate performance objectives, which for fiscal year 2023 included Company revenue and Adjusted EBITDA objectives established by our Compensation Committee in February 2023. The target percentage amounts for the annual cash bonuses for each of our named executive officers are set forth in the applicable executive’s employment agreement. Messrs. Bahl, Lubel and Sachdev were each eligible to receive annual target cash bonuses of up to 75% of their 2023 base salaries. Mr. Dietrich received a guaranteed bonus of $300,000 for 2023.

Based on the Company’s fiscal year 2023 performance, the corporate performance objectives described above were not achieved, and therefore our named executive officers did not receive a performance-based annual cash bonus in respect of fiscal year 2023. However, our Compensation Committee decided to award discretionary cash bonuses to Messrs. Bahl, Lubel, and Sachdev to compensate them for their overall performance and efforts on behalf of the Company during fiscal year 2023, with the amounts of such discretionary bonuses set forth above in the “2023 Summary Compensation Table” in the column entitled “Bonus.”

Long-Term Equity Compensation

Equity Incentive Plan

Our Board adopted, and our stockholders approved, the KORE Group Holdings, Inc. 2021 Long-Term Stock Incentive Plan, as it may be amended from time to time (the “Incentive Plan”), in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers), consultants and other service providers of the Company and certain of our affiliates, and to enable us to obtain and retain services of these individuals, which is essential to our long-term success.

Equity Grants in 2023

Each of Messrs. Bahl, Lubel and Sachdev received a grant of restricted stock units (“February 2023 RSUs”) on February 9, 2023 under the Incentive Plan that vest as follows (i) 50% of the February 2023 RSUs are subject to time-based vesting, and vest as to one-third on each of the first three anniversaries of the applicable grant date, subject to continuous employment or service through each such vesting date, and (ii) 50% of the February 2023 RSUs are subject to performance-based vesting and 50% vests based on Company revenue and 50% vests based on Company EBITDA, each as measured during the three-year performance period commencing on January 1, 2023, subject to continued employment or service through the date the Board or Compensation Committee certifies the performance achievement.

On June 9, 2023 (the “RSU Amendment Date”), the Company and Mr. Bahl entered into an amendment to the RSU Award Agreements (as defined below), effective as of the RSU Amendment Date (the “Amendment”). The Company and Mr. Bahl previously entered into the following equity award agreements (collectively, the “RSU Award Agreements”): (i) that certain Restricted Stock Unit Award Agreement, dated as of January 4, 2022, pursuant to which Mr. Bahl was granted 171,761 RSUs (the “Stock Price RSU Award Agreement”); (ii) that certain Restricted Stock Unit Award Agreement, dated as of January 4, 2022, pursuant to which Mr. Bahl was granted 400,000 RSUs (the “2021 Annual Grant RSU Award Agreement”); (iii) that certain Restricted Stock Unit Award Agreement, dated as of January 4, 2022, pursuant to which Mr. Bahl was granted 400,000 RSUs (the “2022 Annual Grant RSU Award Agreement”); and (iv) that certain Restricted Stock Unit Award Agreement, dated as of June 30, 2022, pursuant to which Mr. Bahl was granted 216,667 RSUs (the “Company Revenue RSU Award Agreement”), in each case, pursuant to the Incentive Plan.

The Amendment provides for the following amendments to the RSU Award Agreements:

•The Stock Price RSU Award Agreement was amended to provide that the RSUs granted under such agreement fully vested on the RSU Amendment Date.

•The 2021 Annual Grant RSU Award Agreement was amended to provide that the 200,000 Performance-Based RSUs (as defined therein) granted under such agreement will vest 50% on March 31, 2024 and 50% on March 31, 2025, in each case, subject to Mr. Bahl’s continued employment or service through each such date; provided, that on each such vesting date, Mr. Bahl may be eligible to earn up to an additional 50,000 Performance-Based RSUs based upon the achievement of specified performance goals measured during the three-year performance period that ends on December 31, 2023, with achievement to be determined by the Board.

•The 2022 Annual Grant RSU Award Agreement was amended to provide that the 200,000 Performance-Based RSUs (as defined therein) granted under such agreement will fully vest on March 31, 2025, subject to Mr. Bahl’s continued employment or service through such date; provided, that on such vesting date, Mr. Bahl may be eligible to earn up to an additional 100,000 Performance-Based RSUs based upon the achievement of specified performance goals measured during the three-year performance period that ends on December 31, 2024, with achievement to be determined by the Board.

•The Company Revenue RSU Award Agreement was amended to provide that the RSUs granted under such agreement will fully vest on March 31, 2025, subject to Mr. Bahl’s continued employment or service through such date.

On June 12, 2023, Mr. Dietrich received, as a material inducement to his joining the Company as Executive Vice President and Chief Revenue Officer, (i) an award of restricted stock units in respect of 325,732 shares of common stock, which will vest 50% on the second anniversary of the grant date and 25% on each of third and fourth anniversaries of the grant date and (ii) an award of 228,013 restricted stock units covering an aggregate of up to 285,016 shares of common stock, one-half of which vest in three equal installments on the following three anniversaries of the grant date, and one-half of which are performance-based and which will be earned or forfeited based upon the Company’s performance relative to adjusted EBITDA and revenue performance goals for the period of fiscal years 2023 through 2025 (collectively, the “June 2023 RSUs”). The June 2023 RSUs were all granted outside of the Incentive Plan, but generally have terms and conditions consistent with those set forth in the Incentive Plan.

Other Elements of Compensation

Retirement Plans

In fiscal year 2023, the named executive officers participated in a 401(k) retirement savings plan maintained by KORE. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In fiscal year 2023, contributions made by participants in the Company’s 401(k) plan were matched up to a specified percentage of the employee contributions on behalf of the named executive officers. These matching contributions are generally unvested as of the date on which the contribution is made, and vest 25% over a four-year period, subject to continued service. Our named executive officers will continue to participate in the Company’s 401(k) plan on the same terms as other full-time employees.

Employee Benefits and Perquisites

Health/Welfare Plans

In fiscal year 2023, the named executive officers participated in health and welfare plans maintained by KORE, including:

•medical, dental and vision benefits for which the Company pays the full amount of the premiums on behalf of our named executive officers;

•medical and dependent care flexible spending accounts;

•short-term and long-term disability insurance and accidental death and dismemberment insurance;

•life insurance; and

•vacation and paid holidays.

No Tax Gross-Ups

In fiscal year 2023, KORE did not make gross-up payments to cover the named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by KORE.

Employment Agreements

Romil Bahl Employment Agreement

On September 22, 2017, Mr. Bahl entered into an employment agreement with KORE Wireless to serve as Chief Executive Officer, which was subsequently amended and restated on November 17, 2021. Mr. Bahl’s employment agreement provides for an initial five-year term subject to automatic one-year renewal terms thereafter, unless either the Company or Mr. Bahl provides 30 days’ advance written notice of its or his intent not to renew the term.

Pursuant to his employment agreement, Mr. Bahl is entitled to an annual base salary of $750,000, which will be reviewed annually by our Board solely for upward adjustment at the Board’s discretion. The employment agreement also provides that Mr. Bahl is eligible to earn an annual bonus, with a target bonus opportunity of 75% of his base salary.

Pursuant to the terms of his employment agreement, Mr. Bahl is entitled to receive severance payments and benefits in certain limited circumstances. Such severance payments and benefits are described in more detail below in the section titled “Potential Payments Upon Termination or Change in Control”.

On April 29, 2024, the Company announced that the Board and Mr. Bahl had mutually agreed that Mr. Bahl would step down as President and Chief Executive Officer and a member of the Board, effective as of May 3, 2024. In connection with the separation of Mr. Bahl’s employment with the Company, the Company expects to enter into a General Release with Mr. Bahl that will provide Mr. Bahl with benefits consistent with the terms of Mr. Bahl’s amended and restated employment agreement with the Company.

Bryan Lubel, Jason Dietrich, and Tushar Sachdev Employment Agreements

On November 22, 2019, Mr. Lubel entered into an employment agreement with KORE Wireless Group Inc., a Delaware corporation and wholly-owned and principal operating subsidiary of KORE (“KORE Wireless”), to serve as Executive Vice President, Healthcare IoT Solutions & Managed Services, which was subsequently amended and restated on March 15, 2022.

On June 12, 2023, Mr. Dietrich entered into an employment agreement with KORE Wireless to serve as Executive Vice President and Chief Revenue Officer.

On February 19, 2018, Mr. Sachdev entered into an employment agreement with KORE Wireless to serve as Executive Vice President and Chief Technology Officer, which was subsequently amended and restated on March 15, 2022.

Each of Messrs. Lubel’s, Dietrich’s, and Sachdev’s employment agreements provide for an initial five-year term subject to automatic one-year renewal terms thereafter, unless either the Company or the applicable executive provides 30 days’ advance written notice of its or his intent not to renew the term.

Pursuant to their respective employment agreement, each executive is entitled to the following salaries: for Mr. Lubel, $400,000, Mr. Dietrich, $400,000, and for Mr. Sachdev, $300,000. Each executive’s salary will be reviewed annually by our Board solely for upward adjustment at the Board’s discretion. Each of Messrs. Lubel’s, Dietrich’s and Sachdev’s employment agreements also provide that each such executive is eligible to earn an annual bonus, with a target bonus opportunity of 75% of his base salary.

Pursuant to the terms of their respective employment agreement, each of Messrs. Lubel, Dietrich, and Sachdev are entitled to receive severance payments and benefits in certain limited circumstances. Such severance payments and benefits are described in more detail below in the section titled “Potential Payments Upon Termination or Change in Control”.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards held by our named executive officers as of December 31, 2023.

	Stock awards
Name	Grant date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: number of unearned shares, units, or other rights that have not vested (#)	Equity incentive plan awards: market value of unearned shares, units, or other rights that have not vested ($)(1)
Romil Bahl	1/4/2022	600,000 (2)	$588,000	—	$—
	1/4/2022	134,000 (3)	$131,320	—	$—
	1/4/2022	—	$—	200,000 (4)	$196,000
	1/4/2022	134,000 (5)	$131,320	—	$—
	1/4/2022	—	$—	200,000 (6)	$196,000
	6/30/2022	216,000 (8)	$212,333	—	$—
	6/30/2022	—	$—	216,667 (9)	$212,333
	6/30/2022	216,000 (10)	$212,333	—	$—
	2/9/2023	889,561	$871,769	0	$—
	3/7/2023	—	$—	889,561	$871,770
	11/15/2023	—	$—	200,000 (7)	$196,000
Bryan Lubel	1/4/2022	105,634	$103,521	—	$—
	1/4/2022	23,591	$23,120	—	$—
	1/4/2022	—	$—	35,211 (4)	$34,507
	1/4/2022	23,591	$23,120	—	$—
	1/4/2022	—	$—	35,211 (6)	$34,507
	2/09/2023	111,196	$108,972	—	$—
	3/07/2023	—	$—	111,196	$108,972
Jason Dietrich	6/12/2023	114,007	$111,726	—	$—
	6/12/2023	325,732	$319,217	—	$—
	6/12/2023	—	$—	114,007	$111,726
Tushar Sachdev	1/4/2022	105,634 (2)	$103,521	—	$—
	1/4/2022	23,591 (3)	$23,120	—	$—
	1/4/2022	—	$—	35,211 (4)	$34,507
	1/4/2022	23,591 (5)	$23,120	—	$—
	1/4/2022	—	$—	35,211 (6)	$34,507
	2/09/2023	111,196	$108,972	—	$—
	3/07/2023	—	$—	111,196	$108,972

(1) Calculated based on the closing price for our common stock on December 29, 2023, which was $0.98.
(2) Represents the RSUs granted in respect of the consummation of the business combination that resulted in the Company’s listing on the NYSE (“Closing”) granted to Messrs. Bahl, Lubel, and Sachdev, each of which vests as follows: (i) 25% vests on the second anniversary of September 30, 2021, (ii) 25% vests on the third anniversary of September 30, 2021, and (iii) 50% vests on the fourth anniversary of September 30, 2021, in each case, subject to continued employment or service through each such vesting date.
(3) Represents 50% of the Tranche I RSUs granted to our named executive officers, each of which vests as to one-third on each of the first three anniversaries of the grant date, subject to continued employment or service through each such vesting date.
(4) Represents 50% of the Tranche I RSUs granted to our named executive officers, each of which (i) time-vests 50% at the end of the first calendar quarter of 2024 and 50% at the end of the first calendar quarter of 2025, subject to continued employment or service through each such time-vesting date, and (ii) performance-vests 50% based on Company revenue and 50% based on Adjusted EBITDA, each as measured during the three-year performance period commencing on January 1, 2021, subject to continued employment or service through the date the Board certifies the performance achievement. The values of these awards reported in this table are based on achieving target performance goals.
(5) Represents 50% of the Tranche II RSUs granted to our named executive officers, each of which vests as to one-third on each of the first three anniversaries of the grant date, subject to continued employment or service through each such vesting date.
(6) Represents 50% of the Tranche II RSUs granted to our named executive officers, each of which vests based on Adjusted EBITDA, each as measured during the three-year performance period commencing on January 1, 2022, subject to continued employment or service through the date the Board certifies the performance achievement. The values of these awards reported in this table are based on achieving target performance goals.

(7) Represents the Stock Price RSUs granted to Mr. Bahl, which vests based on the attainment of a specified closing price of our common stock determined on a per share basis over any 20-trading days within any 30 consecutive trading day period. Upon our common stock attaining a closing price equal to or greater than $5 per share for at least 20 days out of any consecutive 30-day period ending on or prior to June 30, 2026, 200,000 RSUs will vest, subject to Mr. Bahl’s continued employment or service through such vesting date.
(9) Represents a grant of RSUs to Mr. Bahl which vests 100%, if at all, on the earlier of (i) the date our Compensation Committee certifies that the Company’s revenue for fiscal year 2023 was equal to at least $315 million and (ii) the date our Compensation Committee certifies that the Company’s revenue for fiscal year 2024 was equal to at least 115% of the Company’s revenue for fiscal year 2023 and the Company’s revenue for fiscal year 2023 was equal to at least $300 million, subject to Mr. Bahl’s continued employment or service through the applicable vesting date.
(10) Represents a grant of RSUs to Mr. Bahl which vests 100%, if at all, on the date our Compensation Committee certifies that the Company’s revenue for fiscal year 2024 was equal to at least 115% of Company revenue for fiscal year 2023, subject to Mr. Bahl’s continued employment or service through such vesting date.

Potential Payments Upon Termination or Change in Control

Mr. Bahl is entitled to receive severance payments and benefits upon a qualifying termination of his employment by the Company “without cause” (as defined in the employment agreement and which includes a termination due to non-extension of the employment term by the Company) or by Mr. Bahl for “good reason” (as defined in the employment agreement) consisting of the following, in addition to accrued benefits:

•any annual bonus earned but unpaid with respect to the Company’s fiscal year ending on or preceding the date of termination;

•payment of base salary in effect immediately preceding the date of termination (or, if greater, Mr. Bahl’s base salary in effect immediately preceding a material reduction in Mr. Bahl’s then current base salary, for which Mr. Bahl has terminated his employment for good reason) equal to the greater of (i) 18 months or (ii) the sum of four weeks for each full year of continuous service with the Company, payable in accordance with the established payroll practices of the Company;

•a prorated annual bonus for the fiscal year in which the termination occurs, calculated based on actual achievement and paid at the same time annual bonuses are generally paid to other executives for the relevant year;

•continuation of any health care (medical, dental and vision) plan coverage provided to Mr. Bahl and his dependents during the severance period (or cash payments in lieu of such benefits if such continuation is not feasible under the terms of the plan or program pursuant to which coverage is provided or the Company reasonably determines that such continuation would adversely affect the tax status of such plan or program); provided that such continued coverage will terminate in the event Mr. Bahl becomes eligible for coverage under another employer’s plans;

•(i) all unvested equity or equity-based awards in the Company or its affiliates that vest solely based on passage of time will automatically vest, (ii) all unvested equity or equity-based awards in the Company or its affiliates that vest based on achievement of Adjusted EBITDA and/or revenue criteria will remain outstanding and eligible to vest based on the Company’s achievement of such performance criteria as if Mr. Bahl’s employment had not terminated and (iii) if not already vested as of the date of termination, the awards of 26,538 restricted stock units and 23,000 restricted stock units that vest upon the Company’s common stock attaining a closing price, on a per share basis, equal to or greater than $13 per share and $15 per share, respectively, and in each case, over any 20-trading days within any 30 consecutive training day period, will remain outstanding and vest upon the Company attaining such closing prices, as if Mr. Bahl’s employment had not terminated; and

•payment of one year of outplacement services from an outplacement service provider of Mr. Bahl’s choice, limited to $20,000 in total.

In the event such qualifying termination occurs within the 24 months preceding a “change in control” (as defined in the employment agreement), Mr. Bahl is entitled to the severance payments and benefits described above, except that the severance period will be extended to the greater of (i) 24 months and (ii) the sum of four weeks for each full year of continuous service with the Company.

If Mr. Bahl’s employment terminates by reason of his death or “disability” (as defined in the employment agreement), in addition to any accrued benefits, Mr. Bahl is entitled to receive payment of any prior year annual bonus, the prorated annual bonus described above, and the equity vesting treatment described above, as well as any benefits to which he is entitled by law (at Mr. Bahl’s sole expense) pursuant to COBRA.
Any severance benefits or payments payable to Mr. Bahl pursuant to his employment agreement are subject to his execution of a release of claims and continued compliance with the applicable restrictive covenants. Pursuant to his employment agreement, while employed by the Company (or any subsidiary or affiliate of the Company) and during the 24-month period following termination, Mr. Bahl is subject to non-competition and non-solicitation of customers and employees covenants, as well as perpetual confidentiality.

In connection with the separation of Mr. Bahl’s employment with the Company, the Company expects to enter into a General Release with Mr. Bahl that will provide Mr. Bahl with benefits consistent with the terms of Mr. Bahl’s amended and restated employment agreement with the

Company, dated November 17, 2021. The material terms of any such General Release entered into between the Company and Mr. Bahl will be disclosed in an applicable subsequent public filing with the SEC.

Each of Messrs. Lubel, Dietrich, and Sachdev is entitled to receive severance payments and benefits upon a qualifying termination of the applicable executive’s employment by the Company “without cause” (as defined in the applicable employment agreement and which includes a termination due to non-extension of the employment term by the Company) or by the applicable executive for “good reason” (as defined in the applicable employment agreement) consisting of the following, in addition to accrued benefits:

•any annual bonus earned but unpaid with respect to the Company’s fiscal year ending on or preceding the date of termination;

•payment of base salary in effect immediately preceding the date of termination (or, if greater, such executive’s base salary in effect immediately preceding a material reduction in such executive’s then current base salary, for which such executive has terminated his employment for good reason) equal to 12 months, payable in accordance with the established payroll practices of the Company;

•a prorated annual bonus for the fiscal year in which the termination occurs, calculated based on actual achievement and paid at the same time annual bonuses are generally paid to other executives for the relevant year;

•continuation of any health care (medical, dental and vision) plan coverage provided to such executive and his dependents during the severance period (or cash payments in lieu of such benefits if such continuation is not feasible under the terms of the plan or program pursuant to which coverage is provided or the Company reasonably determines that such continuation would adversely affect the tax status of such plan or program); provided that such continued coverage (or payments, as applicable) will terminate in the event such executive becomes eligible for coverage under another employer’s plans; and

•all unvested equity or equity-based awards in the Company or its affiliates that vest solely based on passage of time will automatically vest.

If the applicable executive’s employment terminates by reason of his death or “disability” (as defined in the applicable employment agreements), in addition to any accrued benefits, such executive (or such executive’s estate, as applicable) is entitled to receive payment of any prior year annual bonus and the prorated annual bonus described above, as well as any benefits to which he is entitled by law (at such executive’s sole expense) pursuant to COBRA.

Any severance benefits or payments payable pursuant to the applicable executive under his respective employment agreement are subject to his execution of a release of claims. Pursuant to the applicable employment agreement, while employed by the Company (or any subsidiary or affiliate of the Company) and during the 24-month period following termination, each of Messrs. Lubel, Dietrich, and Sachdev is subject to non-competition and non-solicitation of customers and employees covenants, as well as perpetual confidentiality.

On April 5, 2024, Mr. Sachdev notified the Company of his resignation, effective April 30, 2024, to pursue another opportunity.

Director Compensation

The Company maintains a director compensation policy for its non-employee directors (the “Director Compensation Policy”) that is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors. The Director Compensation Policy provides for the following:

•An annual cash retainer of $40,000 for each non-employee director;

•An annual cash retainer of $50,000 for the non-employee director serving as the non-executive chair of the Board, if any;

•An annual cash retainer of $15,000 for the non-employee director serving as the lead independent director of the Board, if any;

•An annual cash retainer of $10,000 for each non-employee director serving on the Audit Committee, the Compensation Committee or the Nomination and Corporate Governance Committee (effective as of April 2022);

•An annual cash retainer of $20,000 for each non-employee director chairing the Audit Committee, the Compensation Committee or the Nominating and Corporate Governance Committee;

•An annual restricted stock unit (“RSU”) award with a grant date fair value of $150,000 granted as of the date of the annual meeting of stockholders of the Company, with each such award vesting upon the earlier of one year following the grant date or the date of the immediately subsequent annual meeting of stockholders of the Company, subject to continued service through such vesting date; and

•An initial RSU award granted to a newly appointed or elected non-employee director, with a grant date fair value of $150,000, granted as of the date on which such director is appointed or elected to serve on the Board, with such award vesting in equal annual installments on each of the first three anniversaries of the grant date, subject to continued service through each such vesting date.

Each annual retainer described above is paid quarterly and is subject to pro-ration for partial quarters served. The RSU awards described above are subject to accelerated vesting in the event of a change of control of the Company if the grantee is not retained as a director following such change of control.

In addition, each non-employee director serving on the Board as of the date of the Closing was entitled to receive (i) 15,000 RSUs, each of which vests in equal annual installments on each of the first three anniversaries of the Closing, subject to continued service through each such vesting date, and (ii) 21,126 RSUs, each of which vested in full on the one-year anniversary of the Closing

The following table sets forth information regarding compensation earned by our non-employee directors for their Board service during the year ended December 31, 2023:

Name	Fees earned or paid in cash ($)	Stock Awards (1) ($)	Total ($)
Cheemin Bo-Linn	$78,000	$150,000	$228,000
Timothy M. Donahue	$110,000	$150,000	$260,000
H. Paulett Eberhart	$78,000	$150,000	$228,000
Andrew Frey (2)	$—	$—	$—
David Fuller (3)	$—	$—	$—
James Geisler	$68,000	$150,000	$218,000
Jay M. Grossman (4)	$—	$—	$—
Robert P. MacInnis (5)	$—	$—	$—
Michael K. Palmer (5)	$—	$—	$—
Mark Neporent (5)(6)	$—	$—	$—
Tomer Yosef-Or (5)(7)	$—	$—	$—

(1) The amounts reported in this column represent the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of stock awards granted to certain of our non-employee directors. As of December 31, 2023, certain of our non-employee directors held outstanding awards of RSUs in the following amounts: Mr. Donahue and Dr. Bo-Linn, each 116,384, and Ms. Eberhart and Mr. Geisler, each 134,187.
(2) Mr. Frey was appointed to the Board effective as of November 15, 2023.
(3) Mr. Fuller was appointed to the Board effective as of November 15, 2023.
(4) Mr. Grossman was appointed to the Board effective as of August 17, 2023.
(5) Each of Messrs. Frey, Fuller, Grossman, MacInnis, Palmer, Neporent and Yosef-Or declined to receive compensation in respect of their service on our Board during fiscal year 2023.
(6) Mr. Neporent resigned from the Board effective as of November 15, 2023.
(7) Mr. Yosef-Or resigned from the Board effective as of August 17, 2023.

Compensation Committee Interlocks and Insider Participation

During 2023, Mr. Donahue, Dr. Bo-Linn, Mr. Frey, Mr. MacInnis and Mr. Palmer served on the Compensation Committee. None of the current or past members of our Compensation Committee is or has been an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board) or director of any entity that has one or more executive officers serving on our Compensation Committee or the Board. There were no compensation committee interlocks or insider participation in compensation decisions that are required to be disclosed in this Amendment. None of the members of the Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our voting common stock, as of the Record Date (as defined below), by:

•each person who is known to be the beneficial owner of more than 5% of our voting shares;

•each of our executive officers and directors; and

•all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days, provided that any person who acquires any such right with the purpose or effect of changing or influencing the control of the issuer, or in connection with or as a participant in any transaction having such purpose or effect, immediately upon such acquisition shall be deemed to be the beneficial owner of the securities which may be acquired through the exercise of such right. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.

Percentage ownership of our voting securities is based on 83,196,842 shares of our common stock issued and outstanding as of the close of business on April 16, 2024 (the “Record Date”).

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name and Address of Beneficial Owner	Number of shares of KORE Common Stock	%
Five percent Stockholders (other than directors and named executive officers):
ABRY Entities (1)(2)	24,252,912	29.2%
Searchlight (3)	12,024,711	14.5%
Wood River Capital, LLC (4)	10,000,000	12.0%
Fortress Investment Group LLC (5)	8,236,487	9.9%
CTAC (6)	6,970,342	8.4%
Twilio, Inc. (7)	5,000,000	6.0%
Terrdian Holdings Inc. (8)	4,983,527	6.0%
Dotmar Investments Limited (9)	4,325,677	5.2%
Directors and Named Executive Officers:
Romil Bahl	1,264,134	1.5%
Jason Dietrich (10)	38,002	*
Tushar Sachdev	160,096	*
Bryan Lubel	118,364	*
Cheemin Bo-Linn (10)	156,563	*
Timothy M. Donahue (10)	187,946	*
H. Paulett Eberhart (10)	165,861	*
Andrew Frey	—	*
David Fuller	—	*
James Geisler (10)	165,861	*
Jay M. Grossman (1)(2)	24,252,912	29.2%
Robert P. MacInnis	104,500	*
Michael K. Palmer	—	*
All current KORE directors and executive officers as a group (16 individuals)	26,838,896	32.3%

____________________________________________________________________________________________________________________

*    Less than one percent

(1) 21,500,782 of the shares reported herein are owned directly by ABRY Partners VII, L.P. 1,240,202 of the shares reported herein are owned directly by ABRY Partners VII Co-Investment Fund, L.P. 24,316 of the shares reported herein are owned directly by ABRY Investment

Partnership, L.P. 1,288,506 of the shares reported herein are owned directly by ABRY Senior Equity IV, L.P. and 199,106 of the shares reported herein are owned directly by ABRY Senior Equity Co-Investment Fund IV, L.P.P.

(2) ABRY Partners VII, L.P., ABRY Partners VII Co-Investment Fund, L.P., ABRY Investment Partnership, L.P., ABRY Senior Equity IV, L.P. and ABRY Senior Equity Co-Investment Fund IV, L.P. (collectively the “ABRY Funds”) are managed and/or controlled by ABRY Partners, LLC (“ABRY I”) and ABRY Partners II, LLC (“ABRY II”) and/or their respective affiliates. ABRY I and ABRY II are investment advisors registered with the SEC. Royce Yudkoff, as managing member of ABRY I and sole member of certain of its affiliates, has the right to exercise investment and voting power on behalf of ABRY Investment Partnership, L.P. Peggy Koenig and Jay Grossman, as equal members of ABRY II and of certain of its affiliates, have the right to exercise investment and voting power on behalf of the ABRY Funds. Each of the Messrs. Yudkoff, Messrs. Grossman and Ms. Koenig disclaims any beneficial ownership of the securities held by the ABRY Funds other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The business address of ABRY is 888 Boylston Street, Suite 1600, Boston, Massachusetts.

(3) Searchlight shares reported herein consist of common stock issuable to Searchlight IV KOR, L.P. upon the exercise of the warrant to purchase up to 11,800,000 shares of common stock at an exercise price of $0.01 per share issued on November 9, 2023 and the warrant to purchase up to 224,711 shares of common stock at an exercise price of $0.01 per share issued on December 13, 2023, for a total of 12,024,711 warrants exercisable to the same maximum number of shares of common stock, assuming that the warrants are exercised for the $0.01 per share exercise price, and not exercised via a cashless exercise formula. Searchlight IV KOR is a Delaware limited partnership that was formed to effect the investment in the Company’s securities in connection with that certain Investment Agreement, dated as of November 9, 2023, by and between Searchlight IV KOR and the Company. The general partner of Searchlight IV KOR is Searchlight Capital Partners IV GP AGG, LLC, a Delaware limited liability company (“Searchlight IV GP AGG”). The sole member of Searchlight IV GP AGG is Searchlight Capital Partners IV GP, L.P., a Cayman limited partnership (“Searchlight IV GP LP”). The general partner of Searchlight IV GP LP is Searchlight Capital Partners IV GP, LLC, a Delaware limited liability company (“Searchlight IV GP”). The reported securities may be deemed to be owned directly by Searchlight IV KOR and indirectly by Searchlight IV GP AGG, Searchlight IV GP LP and Searchlight IV GP. Each of the entities disclaims beneficial ownership of the foregoing warrants and any shares of common stock that are not directly owned by such entities, in each case except to the extent of any pecuniary interest therein. The business address of each of the foregoing entities is 745 Fifth Avenue - 27th Floor, New York, NY 10151.

(4) Wood River Capital, LLC (“Wood River”) is beneficially owned by SCC Holdings, LLC (“SCC”), SCC is beneficially owned by KIM, LLC (“KIM”), KIM is beneficially owned by Koch Investments Group, LLC (“KIG”), KIG is beneficially owned by Koch Investments Group Holdings, LLC, and KIGH is beneficially owned by Koch Industries, Inc. (“Koch Industries”), in each case by means of ownership of all voting equity instruments. Koch Industries, SCC, KIM, KIG, and KIGH may be deemed to beneficially own the shares held by Wood River by virtue of (i) Koch Industries’ beneficial ownership of KIGH, (ii) KIGH’s beneficial ownership of KIG, (iii) KIG’s beneficial ownership of KIM, (iv) KIM’s beneficial ownership of SCC and (v) SCC’s beneficial ownership of Wood River but each of them disclaims beneficial ownership thereof. The business address of each of the foregoing entities and persons is 4111 E. 37th Street North, Wichita, KS 67220.

(5) The shares reported herein consist of shares of common stock into which certain Exchangeable Notes held by affiliates of Fortress Investment Group (“Fortress”) are convertible. Under the terms of the Exchangeable Notes, the holder thereof may not exercise the option to exchange the Exchangeable Notes for common stock to the extent such exercise would cause such holder, together with its attribution parties, to beneficially own a number of shares of common stock which would exceed 9.99% of our then outstanding common stock following such exercise (the “Blocker”), excluding for purposes of such determination shares of common stock issuable upon exercise of such Exchangeable Notes which have not been exercised. The table shows the number of shares of common stock underlying the Exchangeable Notes currently exercisable in light of the Blocker and excludes 1,363,513 shares of common stock underlying the Exchangeable Notes that cannot be exercised at this time in light of the Blocker. The business address of each of Fortress is 1345 Avenue of the Americas, 46th Floor, New York, NY 10105.

(6) CTAC is the recordholder of the shares reported herein. CTAC is controlled by a board of managers comprised of Stephen A. Feinberg and Frank W. Bruno. Messrs. Feinberg and Bruno, as members of the board of managers of CTAC, have the sole right to exercise voting power with respect to the common stock held of record by CTAC, and have the sole right to consent to the transfer of such shares of common stock. The business address of CTAC is 875 Third Avenue, New York, New York 10022.

(7) Twilio, Inc. is the recordholder of the shares reported herein. The business address of Twilio, Inc. is 101 Spear Street, Fifth Floor, San Francisco, CA 94105.

(8) Terrdian Holdings Inc. is the recordholder of the shares reported herein. Terrdian Holdings Inc.is a corporation controlled by Terence Jarman as President and Director. and has the right to exercise investment and voting power on behalf of Terrdian Holdings Inc. Mr. Jarman disclaims any beneficial ownership of the securities other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The business address of the foregoing persons is 10 High Point Rd, Toronto, Ontario M3B 2A4, Canada.

(9) The number of shares reported herein consists of both shares of common stock held of record by Dotmar Investments Limited and Richard Burston. Richard Burston, as Chairman of Dotmar Investments Limited, has the right to exercise investment and voting power on behalf of Dotmar Investments Limited. Richard Burston disclaims any beneficial ownership of the securities held by the Dotmar Investments Limited other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The business address of Dotmar Investments Limited is First Floor, 7 Esplanade, St Helier, Jersey JE2 3QA Channel Islands.

(10) Includes 38,002 RSUs granted to Mr. Dietrich and 115,384 RSUs granted to each of Dr. Bo-Linn, Ms. Eberhart, and Messrs. Donahue and Geisler that vest within 60 days of the Record Date.

Equity Compensation Plan Information

We maintain the Incentive Plan, pursuant to which we may grant awards of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, or (vi) other stock-based awards.

The following table provides certain information about the Company’s equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(1)
Equity compensation plans previously approved by security holders	—	$—	7,297,077
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	7,297,077

(1) Represents 7,297,077 shares available for future issuance under the Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

We have adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. A “related person transaction” is a transaction, arrangement or relationship in which KORE or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

•any person who is, or at any time during the applicable period was, one of our executive officers or directors;

•any person who is known by us to be the beneficial owner of more than 5% of our voting stock;

•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our voting stock; and

•any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its Audit Committee charter, the Audit Committee has the responsibility to review related party transactions.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. Under the terms of such indemnification agreements, we are required to indemnify each of our directors and executive officers, to the fullest extent permitted by the laws of the state of Delaware, if the basis of the indemnitee’s involvement was by reason of the fact that the indemnitee is or was our director or officer or was serving at our request in an official capacity for another entity. We must indemnify our directors and executive officers against all reasonable direct and indirect costs, fees and expenses of any type or nature whatsoever, including all other disbursements, obligations or expenses of the types customarily incurred in connection with prosecuting, defending, preparing to prosecute or defend, investigating, being or preparing to be witness in, settlement or appeal of, or otherwise participating in any threatened, pending or completed action, suit, claim, counterclaim, cross claim, arbitration, mediation, alternate dispute resolution mechanism, investigation, inquiry, administrative hearing or any other actual, threatened or completed proceeding. The indemnification agreements also require us to advance, to the extent not prohibited by law, all direct and indirect costs, fees and expenses that such director or executive officer incurred, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us.

Transactions with affiliates of the Company

Searchlight

Searchlight beneficially owned approximately 14.5% of the Company’s outstanding common stock as of the Record Date through its ownership of 12,024,711 warrants, which entitle Searchlight to purchase one share of the Company’s common stock in exchange for one warrant, exercisable immediately post-issuance at either $0.01 per share of common stock or by using a formula for cashless exercise. Searchlight is therefore considered an affiliate of the Company. Searchlight also currently owns all of the Series A-1 preferred stock, which has a liquidation value of $152.9 million. The Series A-1 preferred stock is mandatorily redeemable for cash payable to the holder on November 15, 2033. The Series A-1 preferred stock has a 13% cumulative dividend, and approximately $2.5 million of such dividends were payable to Searchlight as of December 31, 2023.

CTAC

Two of the Company’s Board members, Messrs. Geisler and Palmer, are employed by CTAC’s parent company. CTAC is therefore considered an affiliate of the Company. CTAC beneficially owned approximately 8.4% of the outstanding common stock of the Company as of the Record Date. Affiliates of CTAC’s parent company own the Company’s Private Placement Warrants, of which 272,779 warrants are outstanding, exercisable for one share of our common stock at an exercise price of $11.50 per share. The Private Placement Warrants will expire on October 1, 2026 unless earlier redeemed.

Engagement and Employment

On November 15, 2023, we entered into the Amended and Restated Investor Rights Agreement setting forth the parties’ rights and obligations with respect to the designation, removal, and replacement of directors of KORE and the registration for resale of certain shares of our common stock and other equity securities of KORE that are held by the parties thereto from time to time.

Director Independence

The Board assesses the independence of each director annually, and of each director nominee, in accordance with the Company’s Corporate Governance Guidelines and the New York Stock Exchange (“NYSE”) listing standards. The independence guidelines in the Corporate Governance Guidelines are consistent with the independence requirements in the NYSE listing standards and include guidelines as to categories of relationships that are considered not material for purposes of director independence.

A majority of the Board must be independent under NYSE listing standards and the Company’s Corporate Governance Guidelines. Pursuant to the charters of the Audit Committee and the Compensation Committee, respectively, members of these committees also must satisfy separate independence standards based on requirements of the SEC and NYSE, respectively.

The Board has determined that a majority (nine of ten) of our directors are independent. Each member, including the chair, of each of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee qualifies as independent. In making its determinations as to the independence of the directors, the Board reviewed relationships between the Company and each of them, including ordinary course commercial relationships in the last three years. The Board has determined the following directors to be independent: Timothy M. Donahue, Cheemin Bo-Linn, Andrew Frey, David Fuller, Jay M. Grossman, Robert P. MacInnis, Michael K. Palmer, H. Paulett Eberhart and James Geisler.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees of BDO USA, P.C., our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2023	2022
Audit Fees (1)	$2,160,018	$2,356,139
Audit-Related Fees (2)	—	—
Tax Fees (3)	601,068	909,824
All Other Fees	—	—
Total Fees	$2,761,086	$3,265,963

(1) Audit fees consist of fees for the audit of our consolidated financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2) Audit-related fees consist of other audit and attest services not required by statute or regulation.
(3) Tax fees consist of fees for tax-related services, including tax compliance and tax advice related to transactions.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage BDO USA, P.C. to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by BDO USA, P.C. has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. The Audit Committee periodically reviews and generally pre-approves any services (and related fee levels or budgeted amounts) that may be provided by BDO USA, P.C. without first obtaining specific pre-approvals from the Audit Committee or the Chair of the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Index to financial statements and supplementary data filed as part of this Annual Report on Form 10-K.

No financial statement or supplemental data are filed with this Amendment on Form 10-K/A.

(2) Financial Statement Schedules:

No financial statement schedules are filed with this Amendment on Form 10-K/A.

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

Exhibit Number		Description
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

Exhibit Number		Description
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

14.1	*	Code of Ethics
21.1	*	List of subsidiaries of KORE Group Holdings, Inc.
23.1	*	Consent of BDO USA, P.C, Independent Registered Public Accounting Firm
31.1	+	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	+	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	*†	KORE Group Holdings, Inc. Clawback Policy, dated August 15, 2023
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

†    This document has been identified as a management contract or compensatory plan or arrangement.
+    Filed herewith.
*    Previously filed in Original Filing.
**    Previously furnished in Original Filing and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2024

KORE GROUP HOLDINGS, INC.

By:	/s/ Paul Holtz
Paul Holtz
EVP, Chief Financial Officer and Treasurer