Form 10-Q
period 2024-03-31
KORE Group Holdings, Inc.
filed 2024-05-15
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-40856
_____________________________

KORE Group Holdings, Inc.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware	86-3078783
(State of incorporation)	(I.R.S. Employer Identification No.)

3 Ravinia Drive, Suite 500, Atlanta, GA	30346
(Address of principal executive office)	(Zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of May 13, 2024, there were 83,196,842 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

KORE Group Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$23,025	$27,137
Accounts receivable, net	54,749	52,413
Inventories, net	7,605	8,215
Prepaid expenses and other current assets	13,620	14,222
Total current assets	98,999	101,987
Noncurrent assets:
Restricted cash	297	300
Property and equipment, net	10,643	10,956
Intangible assets, net	158,398	167,587
Goodwill	294,770	294,974
Operating lease right-of-use assets	9,455	9,367
Other non-current assets	4,054	1,813
Total assets	$576,616	$586,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,486	$23,983
Accrued liabilities	29,145	23,421
Current portion of operating lease liabilities	1,528	1,446
Deferred revenue	7,941	9,044
Current portion of long-term debt and other borrowings, net	1,850	2,411
Warrant liabilities to affiliates	9,343	11,664
Total current liabilities	72,293	71,969
Noncurrent liabilities:
Operating lease liabilities	9,433	9,446
Long-term debt and other borrowings, net	295,984	296,109
Deferred income tax liabilities, net	12,403	13,795
Accrued interest due to affiliate	7,567	2,530
Mandatorily redeemable preferred stock due to affiliate, net	141,923	141,594
Other liabilities	14,679	14,568
Total liabilities	554,282	550,011
Commitments and Contingencies
Stockholders’ equity:
Common stock, voting; par value $0.0001 per share; 315,000,000 shares authorized; 88,196,842 shares issued and 83,196,842 outstanding as of March 31, 2024, and 87,382,647 shares issued and 82,382,647 outstanding as of December 31, 2023	8	8
Additional paid in capital	463,777	461,069
Accumulated other comprehensive loss	(5,830)	(6,070)
Accumulated deficit	(432,867)	(415,280)
Treasury stock, at cost, 5,000,000 shares	(2,754)	(2,754)
Total stockholders’ equity	22,334	36,973
Total liabilities and stockholders’ equity	$576,616	$586,984

See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue
Services	$59,640	$47,550
Products	16,335	18,425
Total revenue	75,975	65,975
Cost of revenue
Services	23,946	16,543
Products	10,267	13,774
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	34,213	30,317
Operating expenses
Selling, general, and administrative expenses	35,537	30,011
Selling, general, and administrative expenses incurred with affiliate	—	189
Depreciation and amortization	13,606	14,125
Total operating expenses	49,143	44,325
Operating loss	(7,381)	(8,667)
Other expense (income)
Interest expense, including amortization of deferred financing costs	7,753	10,320
Interest expense incurred with affiliate, including amortization of deferred financing costs	5,187	—
Interest income	(300)	(130)
Change in fair value of warrant liabilities to affiliates	(2,321)	(3)
Other expense, net	307	5
Loss before income taxes	(18,007)	(18,859)
Income tax benefit	(420)	(369)
Net loss	$(17,587)	$(18,490)

Loss per share:
Basic and diluted	$(0.19)	$(0.24)
Weighted average shares outstanding:
Basic and diluted	94,960,371	76,524,735

Comprehensive loss
Net loss	$(17,587)	$(18,490)
Other comprehensive loss:
Foreign currency translation adjustment	240	128
Comprehensive loss	$(17,347)	$(18,362)
See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2024	2023
Par value of common stock
Balance, beginning of quarter	$8	$8
Balance, end of quarter	8	8

Additional paid-in capital
Balance, beginning of quarter	461,069	435,292
Stock-based compensation expense	2,708	2,570
Stock awards cancelled for employee tax withholdings	—	(185)
Balance, end of quarter	463,777	437,677

Accumulated other comprehensive loss
Balance, beginning of quarter	(6,070)	(6,390)
Foreign currency translation adjustment	240	128
Balance, end of quarter	(5,830)	(6,262)

Accumulated deficit
Balance, beginning of quarter	(415,280)	(248,238)
Net loss	(17,587)	(18,490)
Balance, end of quarter	(432,867)	(266,728)

Treasury stock, at cost
Balance, beginning of quarter	(2,754)	—
Balance, end of quarter	(2,754)	—

Total Stockholders’ Equity	$22,334	$164,695

See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(17,587)	$(18,490)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	13,606	14,125
Amortization of deferred financing costs	667	625
Stock-based compensation expense	2,708	2,570
Deferred income taxes	(1,393)	(1,994)
Change in fair value of warrant liabilities to affiliates	(2,321)	(3)
Amortization of operating lease right-of-use assets	352	539
Other	1,423	(525)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,721)	(3,227)
Inventories	594	1,302
Prepaid expenses and other assets	527	926
Accounts payable and accrued liabilities	4,436	5,589
Accrued interest due to affiliate	5,036	—
Deferred revenue	(1,069)	(108)
Operating lease liabilities	(364)	(496)
Other assets and liabilities	(1,990)	1,082
Net cash provided by operating activities	$1,904	$1,915
Investing activities:
Purchases of property and equipment	(877)	(1,025)
Additions to intangible assets	(3,808)	(3,814)
Net cash used in investing activities	$(4,685)	$(4,839)

Financing activities:
Repayment of debt	(1,024)	(1,324)
Principal payments under finance lease obligations	(156)	—
Net cash used in financing activities	$(1,180)	$(1,324)
Effect of exchange rate changes on cash	$(154)	$202
Net decrease in cash and restricted cash	$(4,115)	$(4,046)
Cash and restricted cash, beginning of period	$27,437	$35,007
Cash and restricted cash, end of period	$23,322	$30,961

Supplemental cash flow information:
Cash paid for interest	$5,665	$11,357
Cash paid for income taxes (net of refunds)	$340	$45

Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$485	$—

Reconciliation of cash and restricted cash reported in the Consolidated Balance Sheets
Cash	$23,025	$30,600
Restricted cash	297	361
Total cash and restricted cash reported in the Consolidated Statement of Cash Flows	$23,322	$30,961
See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report on Form 10-K”).

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

Reclassifications

Certain immaterial amounts reported in prior periods in the condensed consolidated financial statements have been corrected and reclassified to conform to the current year’s presentation. To appropriately reflect the long-term nature of the obligation regarding the interest accrued on the mandatorily redeemable preferred stock, the amount of “accrued interest due to affiliate” of $2.5 million on the condensed consolidated balance sheet as of December 31, 2023 has been reclassified to noncurrent liabilities. See Note 8 - Related Party Transactions.

Recent Accounting Standards - Recently Issued

Change in Accounting Estimate — Depreciation of Property and Equipment

On January 1, 2024, the Company elected to change its method of depreciation for long-lived assets from the declining balance method to the straight-line method. The Company’s use of the straight-line depreciation method was effective beginning January 1, 2024, and has been applied prospectively as a change in estimate.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs currently applicable to the Company’s future financial statements are discussed in the Company’s Annual Report on Form 10-K, Part II, Item 8, Note 2 — Summary of Significant Accounting Policies.

NOTE 2 – REVENUE RECOGNITION

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregated Revenue

The table below sets forth a summary of revenue by major service line:

	Three Months Ended March 31,
(in thousands)	2024	2023
Services:
IoT Connectivity (1)	$56,661	$43,244
IoT Solutions	2,979	4,090
	$59,640	$47,334
Products:
Hardware (2)(3)	$16,335	$18,641

Total	$75,975	$65,975

(1) Includes connectivity-related revenue from IoT Connectivity and IoT Solutions.
(2) Includes hardware-related revenue from IoT Connectivity and IoT Solutions.
(3) Includes $2.5 million and $2.2 million of bill-and-hold arrangements for the three months ended March 31, 2024 and 2023, respectively.

The table below sets forth a summary of revenue by geographic area:

	Three Months Ended March 31,
(in thousands)	2024	2023
United States	$63,621	$50,050
Other countries	12,354	15,925
Total	$75,975	$65,975

Contract Assets

The following table sets forth the change in contract assets, or unbilled receivables:

(in thousands)	March 31, 2024	December 31, 2023
Beginning balance	$2,173	$—
Revenue recognized during the period but not billed (1)	311	2,173
Amounts reclassified to accounts receivable	(261)	—
Ending balance	$2,223	$2,173

(1) Net of financing component of $0.4 million and $0.3 million as of March 31, 2024 and December 31, 2023, respectively.

Contract Liabilities

The table below sets forth the change in contract liabilities, or deferred revenue:

(in thousands)	March 31, 2024	December 31, 2023
Beginning balance	$9,044	$7,817
Amounts billed but not recognized as revenue	7,907	9,041
Revenue recognized from balances held at the beginning of the period	(9,044)	(7,817)
Foreign exchange	34	3
Ending balance	$7,941	$9,044

Remaining Performance Obligations

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. Remaining performance obligations estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that have not materialized, and adjustments for currency. As of March 31, 2024 the Company had approximately $11.3 million of remaining performance obligations on contracts with an original duration of one year or more. The Company expects to recognize approximately 61% of these remaining performance obligations in 2024, with the remaining balance recognized thereafter.

The Company has variable consideration of approximately $2.5 million that was constrained revenue and excluded from the transaction price for the period ended March 31, 2024. There were no material instances where variable consideration was constrained and not recorded at the initial time of sale for the period ended March 31, 2023.

Costs to Obtain and Fulfill a Contract

The Company did not have material costs related to obtaining a contract, or fulfilling a contract that are not addressed by other accounting standards, with amortization periods greater than one year as of March 31, 2024 and 2023.

NOTE 3 – ACCOUNTS RECEIVABLE

The following table sets forth the details of the Company’s accounts receivable, net balances included on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Accounts receivable	$55,266	$52,843
Less: allowance for credit losses	(517)	(430)
Accounts receivable, net	$54,749	$52,413

As of January 1, 2023, the Company’s accounts receivable balance was $44.5 million. The Company incurred bad debt expense of $0.2 million and $0.4 million, respectively, for the three months ended March 31, 2024 and 2023. The write-offs and recoveries were immaterial for the three months ended March 31, 2024 and 2023.

NOTE 4 – CONDENSED CONSOLIDATED FINANCIAL STATEMENT DETAILS

The following table sets forth the details of prepaid expenses and other current assets included on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Prepaid expenses	$7,609	$7,411
Deposits	2,489	2,061
Credit card receivables in-transit	1,929	2,635
Indirect sales taxes receivable	807	616
Income taxes receivable	786	1,499
Total prepaid expenses and other current assets	$13,620	$14,222

The following table sets forth the details of accrued liabilities included on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	March 31, 2024	December 31, 2023
Accrued carrier costs	$4,613	$3,725
Interest payable	6,030	4,459
Accrued cost of revenue	6,836	4,728
Accrued payroll and related	6,022	4,623
Sales and other taxes payable	5,077	4,999
Income taxes payable	324	615
Finance lease obligation	87	106
Other	156	166
Total accrued liabilities	$29,145	$23,421

NOTE 5 – DERIVATIVES

Derivatives are complex financial instruments. The Company does not use derivatives to manage financial risks or as an economic hedge. The Company’s sole derivative instrument arose as part of the issuance of Series A-1 preferred stock to Searchlight, in which transaction Searchlight was also granted Penny Warrants. The Penny Warrants are considered a freestanding derivative instrument, as they are separable and legally detachable from the Series A-1 preferred stock, were issued for nominal or no apparent consideration, and have the essential characteristics inherent in a derivative instrument of a notional amount, an underlying security, and a mechanism for net settlement.

The following table sets forth the details of the derivative instrument presented on the condensed consolidated balance sheets and notional amount as of March 31, 2024 and December 31, 2023:

		March 31, 2024
Derivatives Not Designated as Hedging Instruments	Number of Warrants (Notional Amount)	Warrant Liability	Exercise Price Per Share
		($ in thousands, except for per share amounts)
Penny warrants issued to Searchlight	12,024,711	$9,343	$0.01

		December 31, 2023
Derivatives Not Designated as Hedging Instruments	Number of Warrants (Notional Amount)	Warrant Liability	Exercise Price Per Share
		($ in thousands, except for per share amounts)
Penny warrants issued to Searchlight	12,024,711	$11,664	$0.01

The gains and losses arising from this derivative instrument in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 (1) is set forth as follows:

Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Gain (Loss) on Derivative Instruments
	(in thousands)
Penny warrants issued to Searchlight	$—	$2,321

(1) No such instruments existed during the three months ended March 31, 2023; therefore, there were no gains or losses from such instruments during that quarter.

NOTE 6 – FAIR VALUE MEASUREMENTS

For financial reporting purposes, the Company follows a fair value hierarchy established under GAAP that is used to determine the fair value of financial instruments. This hierarchy prioritizes relevant market inputs in order to determine an “exit price” at the measurement date, or the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale. Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 inputs are observable inputs other than quoted prices for an asset or liability that are obtained through corroboration with observable market data. Level 3 inputs are unobservable inputs (e.g., the Company’s own data or assumptions) that are used when there is little, if any, relevant market activity for the asset or liability required to be measured at fair value.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of March 31, 2024, the Company’s valuation policies and processes had not changed from those described in the consolidated financial statements for the year ended December 31, 2023 included in the Annual Report on Form 10-K, Part II, Item 8, Note 11 — Fair Value Measurements.

Financial Instruments Measured at Fair Value

The Company is required to measure its warrant liabilities at fair value for the Penny Warrants and Private Placement Warrants, which are both included in “warrant liabilities to affiliates” on the condensed consolidated balance sheets.

Penny Warrants

The Penny Warrants, issued in 2023, are marked to fair value by reference to the fair value of the Company’s stock price on the last day of the reporting period, less the penny exercise price, and are therefore considered as Level 2 in the fair value hierarchy. The fair value of the Company’s stock as of March 31, 2024 and December 31, 2023, less the exercise price resulted in a Penny Warrants valuation of approximately $9.3 million and $11.7 million as of March 31, 2024 and December 31, 2023, respectively.

Private Placement Warrants

The Private Placement Warrants are marked to fair value by reference to the fair value of the Company’s public warrants, which are therefore considered as Level 2 in the fair value hierarchy. The public warrants traded on the NYSE under the ticker symbol KORE.WS until December 2023, at which point the listing transferred to the OTC Pink Marketplace under the ticker symbol KORGW. As of March 31, 2024 and December 31, 2023, the aggregate value of the Private Placement Warrants was zero, as the reference price of the KORGW warrants was less than one cent per warrant.

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

Long-term debt and mandatorily redeemable preferred stock due to affiliate

The table below sets forth the amortized cost and fair value of the Company’s Senior Secured Term Loan and Mandatorily Redeemable Preferred Stock Due to Affiliate as of March 31, 2024 and December 31, 2023. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

(in thousands)
Financial Instruments Disclosed at Fair Value Level 2	Measurement	March 31, 2024	December 31, 2023
Senior Secured Term Loan	Amortized cost	$179,832	$180,042
	Fair value	$174,785	$174,812

Mandatorily Redeemable Preferred Stock Due to Affiliate	Amortized cost	$141,923	$141,594
	Fair value	$142,084	$141,398

The table below sets forth the amortized cost and fair value of the Backstop Notes as of March 31, 2024 and December 31, 2023. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

(in thousands)
Financial Instrument Disclosed at Fair Value Level 3	Measurement	March 31, 2024	December 31, 2023
Backstop Notes	Amortized cost	$118,002	$117,916
	Fair value	$91,615	$91,204

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Additional disclosures regarding Level 3 unobservable inputs - Backstop Notes

We use a third‑party valuation firm who utilizes proprietary methodologies to value our Backstop Notes. This firm uses a lattice modeling technique to determine the fair value of this Level 3 liability. Use of this technique requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs such as credit spreads and equity volatility based on guideline companies, as well as other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The following table sets forth information regarding the Company’s significant Level 3 inputs as of March 31, 2024, and December 31, 2023:

($ in thousands, except as otherwise noted)
Significant Inputs for Level 3 Fair Value Disclosure	Input	March 31, 2024	December 31, 2023
Backstop Notes	Principal amount	$120,000	$120,000
	Term to maturity date	4.5	4.75
	Stock price	$0.79	$0.98
	Credit spreads	0.0866	0.0895
	Selected equity volatility	93.6%	98.7%

NOTE 7 – NET LOSS PER SHARE

The table below sets forth a reconciliation of the basic and diluted earnings per share (“EPS”) calculations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2024	2023
Numerator:
Net loss	$(17,587)	$(18,490)

Denominator:
Weighted average shares outstanding - basic	94,960,371	76,524,735
Effect of dilutive equity awards (1)	—	—
Weighted average shares outstanding - diluted	94,960,371	76,524,735

Net loss per share:
Basic	$(0.19)	$(0.24)
Diluted	$(0.19)	$(0.24)

(1) Due to the Company’s net loss, all unvested equity awards and the private placement warrants are anti-dilutive. The dilutive convertible instruments of the Backstop Notes are out of the money.

In determining the weighted average shares outstanding for the three months ended March 31, 2024 for both basic and diluted earnings per share, the Company included the Penny Warrants issued to Searchlight in transactions dated November 15, 2023 and December 13, 2023, as the common shares of stock that would be issuable upon the exercise of the warrants are issuable for nominal consideration of one cent per share of common stock or cashless exercise at the option of Searchlight. These warrants were exercisable immediately upon issuance, although no warrants had been exercised as of March 31, 2024.

Set forth in the table below is the number of securities not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2024	2023
Grants of RSUs with service only (i.e., time-vesting) conditions	5,186,091	4,529,117
Common stock issuable under the Backstop Notes	9,600,031	9,600,031
Private placement warrants	272,779	272,779

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Transactions with affiliates of the Company

Searchlight

Searchlight beneficially owned approximately 13% of the Company’s outstanding common stock as of March 31, 2024 and December 31, 2023, through its ownership of the Penny Warrants. Searchlight is therefore considered an affiliate of the Company, and two of the Company’s Board members are employed by Searchlight. Searchlight owns the Series A-1 preferred stock (“preferred stock”) and the Penny Warrants.

Searchlight, as the current sole owner of the preferred stock, is solely owed the accrued interest arising from the preferred stock outstanding, which interest is referred to in the preferred stock Certificate of Designations (“agreement”) as “Dividends”. The “dividend rate” means, initially, 13% per annum, and dividends on each share of preferred stock shall (i) accrue on the liquidation preference of such share and on any accrued dividends on such share, on a daily basis from and including the issuance date of such share, whether or not declared, whether or not the Company has earnings and whether or not the Company has assets legally available to make payment thereof, at a rate equal to the dividend rate, (ii) compound quarterly and (iii) be payable quarterly in arrears, in accordance with the section, below, on each dividend payment date, commencing on December 31, 2023. Dividends on the preferred stock shall accrue on the basis of a 365-day year based on actual days elapsed. The amount of dividends payable with respect to any share of preferred stock for any dividend payment period shall equal the sum of the daily dividend amounts accrued with respect to such share during such dividend payment period.

Dividends shall be payable in cash only if, as and when declared by the Board, and, if not declared by the Board, the amount of Accrued Dividends shall be automatically increased, without any action on the part of the Company or any other person, in an amount equal to the amount of the Dividend to be paid. For further clarity, if the Board does not declare and pay in cash, or the Company otherwise for any reason fails to pay in cash, on any Dividend Payment Date, the full amount of any accrued and unpaid Dividend on the preferred stock since the most recent Dividend Payment Date, then the amount of such unpaid Dividend shall automatically be added to the amount of Accrued Dividends on such share on the applicable Dividend Payment Date without any action on the part of the Company or any other Person.

Cerberus Telecom Acquisition Corp. (“CTAC”)

CTAC was the initial private equity sponsor of the Company, and two of the Company’s Board members are employed by CTAC. CTAC is therefore considered an affiliate of the Company. CTAC owns over 5% but less than 10% of the outstanding common stock of the Company. Affiliates of CTAC own the Private Placement Warrants.

Transactions with affiliates of one of the Company’s wholly-owned subsidiaries

A wholly-owned subsidiary of the Company located in Brazil maintained an office lease and professional services agreement with a company controlled by a key member of the subsidiary’s management team. The office lease and professional services agreement with this affiliate were terminated on June 29, 2023, and thus, no such expenses were incurred for the three months ended March 31, 2024.

Aggregate expenses incurred for these transactions were $0.1 million for the three months ended March 31, 2023, and are recorded as a component of “selling, general, and administrative expense incurred with affiliate” in the condensed consolidated statement of operations and comprehensive loss.

The same wholly-owned subsidiary had an informal services agreement with a separate company controlled by two key members of the Company’s management team. The service agreement with this affiliate was terminated on February 14, 2023, and thus, no such expenses were incurred for the three months ended March 31, 2024.
This services agreement was entered into to render technical assistance services to purchase and deliver telecommunication equipment to the Company’s clients in Brazil, for which the affiliate was paid a nominal monthly fixed fee plus a fee of 7% of the gross amount of the cost

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
incurred to purchase and deliver telecommunication equipment to the Company’s clients in Brazil. For the three months ended March 31, 2023, the Company incurred and paid $0.1 million to this affiliate. These expenses are recorded as a component of “selling, general, and administrative expense incurred with affiliate” in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The Company believes that it is probable that a liability for sales and telecommunications tax may exist. The Company initially estimated the possible range of loss in this matter as between $1.8 million and $14.9 million. The possible range of loss is substantially unchanged from the possible range of loss as of December 31, 2023, and no additional loss or recovery estimates have been recorded for the period ended March 31, 2024.

The range of loss in this matter described above includes anticipation of recoveries from third parties at the low end, and no recoveries from third parties anticipated at the high end of the range, with interest and penalties assessed at both the low and high ends of the range, with penalties reduced in states where the Company intends to seek a “voluntary disclosure arrangement” as described further below. Although the Company’s contracts with customers generally state that the customer must later pay associated taxes if such taxes become an issue, there is always a risk of customer non-payment. Due to the complexities involved in its number of customers, use cases, and jurisdictions in which it does business, along with the treatment of potential indirect taxes varying in each jurisdiction, and collectability estimates, this estimate may ultimately be resolved at either a greater or lesser amount than the estimated range.

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

The Company expects this matter to be settled within the next twelve months, and thus, the net contingent liability estimate of $1.8 million remains accrued in “accrued liabilities” within “current liabilities” of the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

Purchase Obligations

The Company has vendor commitments primarily relating to carrier and open purchase obligations that the Company incurs in the ordinary course of business. As of March 31, 2024, the purchase commitments were as follows:

($ in thousands)
2024	$18,948
2025	9,848
2026	5,423
2027	4,773
2028	5,000
Thereafter	2,273
Total	$46,265

Legal Contingencies

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
From time to time, the Company may be a party to litigation relating to claims arising in the normal course of business. As of March 31, 2024, the Company was not aware of any legal claims that could materially impact its financial condition.

NOTE 10 – SUBSEQUENT EVENTS

The Company has concluded that no subsequent events have occurred that require disclosure.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2023 and unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023, together with related notes thereto. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “the Company” “KORE,” “us,” “our,” “ours,” or “we” refer to KORE Group Holdings, Inc. Certain terms are defined in the Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of macroeconomic conditions on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views only as of the date such statements are made. The risks summarized under Item 1A. “Risk Factors” in the Annual Report on Form 10-K could cause actual results and performance to differ materially from those set forth in or implied by our forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us.

Overview

We offer IoT connectivity to the Internet (“Connectivity”) and other IoT solutions to our customers. We are one of the largest global independent IoT enablers, delivering critical services globally to customers to deploy, manage, and scale their IoT application and use cases. We provide advanced connectivity services, location-based services, device solutions, and managed and professional services used in the development and support of IoT solutions and applications. Our IoT platform is delivered in partnership with the world’s largest mobile network operators and provides secure, reliable, wireless Internet connectivity to mobile and fixed devices. This technology enables us to expand our global technology platform by transferring capabilities across our five vertical markets comprised of (i) Connected Health, (ii) Fleet Management, (iii) Asset Monitoring, (iv) Retail Communications Services and (v) Industrial IoT, and to deliver complementary products to channel partners and resellers worldwide.

Our industry verticals are not considered to be segments for the purposes of financial reporting, as discrete financial information is not available for the aforementioned verticals (or that of connectivity vs solutions) below the level of costs of revenue, exclusive of depreciation and amortization, and our Chief Operating Decision Maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

Trends in the overall U.S. economy in the first quarter of 2024 were largely unchanged from the end of 2023, with high interest rates and somewhat persistent levels of inflation clouding the economic forecast for 2024. In the consumer market, household debt is increasing, as well as consumer loan delinquencies. Consumers may be finding debt more difficult to service at higher interest rates. The consumer market does have an impact on business-to-business spending, as perceived economic weakness may negatively impact business demand overall, and may cause reduced spending and longer sales cycles for IoT solutions, which in turn may be challenging to our business.

Recent developments in our business

On May 3, 2024, pursuant to the mutual agreement of the Company’s Board of Directors (the “Board”) and Romil Bahl, Mr. Bahl stepped down as President and Chief Executive Officer of the Company and a member of the Board. Also on May 3, 2024, Ronald Totton was appointed by the Board as our Interim President and Chief Executive Officer.

Results of Operations for the Three months ended March 31, 2024 and 2023:

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

The table below sets forth the details of revenue from services and products for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Services	$59,640	$47,550	$12,090	25%
Products	16,335	18,425	(2,090)	(11)%
Total revenue	$75,975	$65,975	$10,000	15%

Services revenue growth of approximately $12.1 million was driven primarily by the acquisition of Twilio’s IoT business. The residual growth compared to the three months ended March 31, 2023 was driven by new customer business and increased connectivity utilization in our existing customer base.

The decline in the Products revenue category of approximately $2.1 million for three months ended March 31, 2024 was primarily driven by reduced demand from our largest customers for the three months ended March 31, 2024, as they applied greater emphasis on inventory management and order fulfillment. In addition, we made the decision at the end of 2023 to accept fewer low-margin hardware deals in 2024.

The table below sets forth the details of revenue disaggregated as arising from IoT Connectivity and IoT Solutions for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
IoT Connectivity	$57,884	$43,545	$14,339	33%
IoT Solutions	18,091	22,430	(4,339)	(19)%
Total revenue	$75,975	$65,975	$10,000	15%

IoT Connectivity revenue increased by approximately $14.3 million, which was primarily driven by the acquisition of Twilio’s IoT business. Additional revenue growth was driven by SIM transfers from key strategic customers, organic growth in existing customers as a result of net new activations, and increased connectivity consumption.

IoT Solutions revenue declined by approximately $4.3 million primarily due to reduced demand from our largest customers in the current year as these customers applied greater emphasis on inventory management and order fulfillment, in addition to the decision to accept fewer low-margin hardware deals.

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

The table below sets forth our cost of revenue, exclusive of depreciation and amortization, for the three months ended March 31, 2024 and 2023, disaggregated by “cost of services” and “cost of products”:

	Three Months Ended March 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Cost of services	$23,946	$16,543	$7,403	44.8%
Cost of products	10,267	13,774	(3,507)	(25.5)%
Total cost of revenue	$34,213	$30,317	$3,896	12.9%

The table below sets forth our revenue less our cost of revenue, excluding depreciation and amortization, as a percentage of revenue, based upon the categories of revenue and associated costs disaggregated by “cost of services” and “cost of products”:

	Three Months Ended March 31,
	2024	2023
Cost of services	59.8%	65.2%
Cost of products	37.1%	25.2%
Overall blended rate	55.0%	54.0%

Cost of services increased by $7.4 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to additional carrier costs related to the acquisition of the Twilio IoT business, along with SIM transfers and increased connectivity consumption across multiple carriers.

Cost of products decreased by $3.5 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 due to lower hardware sales volume from existing IoT Solutions customers.

The table below sets forth our cost of revenue, exclusive of depreciation and amortization, for the three months ended March 31, 2024 and 2023, disaggregated by “cost of IoT Connectivity” and “cost of IoT Solutions”:

	Three Months Ended March 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Cost of IoT Connectivity	$22,676	$15,155	$7,521	49.6%
Cost of IoT Solutions	11,537	15,162	(3,625)	(23.9)%
Total cost of revenue	$34,213	$30,317	$3,896	12.9%

The table below sets forth our revenue less our cost of revenue, excluding depreciation and amortization, as a percentage of revenue, based upon the categories of revenue and associated costs disaggregated by “cost of IoT Connectivity” and “cost of IoT Solutions”:

	Three Months Ended March 31,
	2024	2023
Cost of IoT Connectivity	60.8%	65.2%
Cost of IoT Solutions	36.2%	32.4%
Overall blended rate	55.0%	54.0%

The cost of IoT Connectivity increased by $7.5 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to additional carrier costs driven by the acquisition of Twilio’s IoT business along with growth in connections across multiple carriers and increased connectivity consumption across those carriers from our existing customers.

During the three months ended March 31, 2024, the cost of IoT Connectivity as a percentage decreased 4.4% compared to three months ended March 31, 2023. The decrease in the cost of IoT Connectivity as a percentage was primarily due to the inclusion of the lower margin IoT Connectivity revenue from the acquisition of Twilio’s IoT business.

The cost of IoT Solutions decreased by $3.6 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to decreased costs associated with lower IoT Solutions revenue from existing customers.

During the three months ended March 31, 2024, the cost of IoT Solutions as a percentage increased 3.8% as compared to the three months ended March 31, 2023, primarily driven by the volume mix of hardware sourced at a lower cost base as compared to prior year. Additional benefits have been realized from growth in residual partner agreements.

Selling, general, and administrative expenses

The following table sets forth the Company’s selling, general, and administrative expenses incurred during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Selling, general, and administrative expenses	$35,537	$30,011	$5,526	18%

Selling, general, and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit, legal fees, and other general operating expenses. The increase in SG&A expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by an increase in salaries and benefits including additional headcount from the acquisition of Twilio’s IoT business and employee retention costs, as well as increased license and subscriptions costs.

Selling, general, and administrative expenses incurred with affiliate

The following table sets forth the Company’s sales, general, and administrative expenses incurred with affiliate during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Selling, general, and administrative expenses incurred with affiliate	$—	$189	$(189)	(100)%

There were no SG&A expenses incurred with affiliate for the three months ended March 31, 2024 due to the 2023 termination of the technical assistance services agreement, along with the office lease and professional services agreement. SG&A expenses incurred with affiliate for the three months ended March 31, 2023 related to expenses for technical assistance services, rent, and professional services incurred between one of our wholly-owned subsidiaries and two companies controlled by a key member of our subsidiary’s management team.

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

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net loss	$(17,587)	$(18,490)
Income tax benefit	(420)	(369)
Interest expense, net	12,640	10,195
Depreciation and amortization	13,606	14,125
EBITDA	$8,239	$5,461
Change in fair value of warrant liability	(2,321)	(3)
Transformation expenses	—	1,864
Acquisition costs	—	3,207
Integration-related restructuring costs	4,573	—
Stock-based compensation	2,708	2,570
Foreign currency loss	1,344	112
Other (1)	214	117
Adjusted EBITDA	$14,757	$13,328

(1) “Other” adjustments are comprised of adjustments for certain indirect or non-income based taxes.

Transformation expenses are related to the implementation of our strategic transformation plan and include the costs of a re-write of our core technology platform, expenses incurred to design certain new IoT Solutions, and “go-to-market” capabilities. These expenses were completed in 2023.

Integration-related restructuring costs for the three months ended March 31, 2024 were primarily comprised of retention bonuses and professional services related to integration of previously acquired businesses. For the three months ended March 31, 2023, these costs were primarily associated with legal, accounting diligence, quality of earnings, valuation, and search expenses related to the acquisition of the Twilio IoT business.

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

Total Number of Connections and Average Connections

Our “Total Number of Connections at Period End” constitutes the total of all our IoT Connectivity services connections, which includes the contribution of eSIMs but excludes certain connections where mobile carriers license our subscription management platform from us. The “Average Connections Count for the Period” is the simple average of the total connections during the relevant fiscal period(s) presented.

These metrics are the principal measures used by management to assess the growth of the business on a periodic basis, on a SIM and / or device-based perspective. We believe that investors also use these metrics for similar purposes.

The table below sets forth our Total Number of Connections at Period End and Average Connections Count as of and for the three months ended March 31, 2024 and 2023:

	March 31, 2024		March 31, 2023
Total Number of Connections at Period End	18.3	million	15.1	million
Average Connections Count for the Period	18.1	million	15.1	million

Period-end and average connections as of and for the three months ended March 31, 2024 included an increase of approximately 3.4 million connections related to the acquisition of Twilio’s IoT business.

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

The revenue included in the current period excludes revenue from (i) customers that are “non-go-forward” customers, meaning customers that have either communicated to KORE before the last day of the current period their intention not to provide future business to KORE or customers that KORE has determined are transitioning away from KORE based on a sustained multi-year time period of declines in revenue and (ii) new customers that started generating revenue after the end of the base period. For the purposes of calculating DBNER, if KORE acquires a company during the given period or the base period, then the revenue of a customer before the acquisition but during either the given period or the base period is included in the calculation. For example, to calculate our DBNER for the trailing 12 months ended March 31, 2024, we divide (i) revenue, for the trailing 12 months ended March 31, 2024, from go-forward customers that started generating revenue on or before March 31, 2023, by (ii) revenue, for the trailing 12 months ended March 31, 2023, from the same cohort of customers.

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

KORE’s DBNER was 94% for the twelve months ended March 31, 2024, as compared to 107% for the twelve months ended March 31, 2023. This decrease was primarily due to decreased IoT solutions revenue from certain IoT Solutions customers.

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

As of March 31, 2024, our sales funnel included over 1,190 opportunities with an estimated potential TCV of over $422 million. As of March 31, 2023, our sales funnel included over 1,400 opportunities with an estimated potential TCV of over $500 million.

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

Summary and Description of Financing Arrangements

The table below sets forth a summary of the Company’s outstanding long-term debt as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Term Loan - Whitehorse	$184,538	$185,000
Backstop Notes	120,000	120,000
Other borrowings	—	561
Total	$304,538	$305,561
Less: current portion of long-term debt	(1,850)	(2,411)
Less: debt issuance costs, net of accumulated amortization of $0.9 million and $0.8 million, respectively	(2,784)	(2,911)
Less: original issue discount	(3,920)	(4,130)
Total long-term debt and other borrowings, net	$295,984	$296,109

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

As of March 31, 2024 and December 31, 2023, there were no amounts outstanding on the Revolving Credit Facility.

The Credit Facilities are secured by substantially all of the Company’s subsidiaries’ assets. The Term Loan agreement restricts cash dividends and other distributions from the Company’s subsidiaries to the Company and also restricts the Company’s ability to pay cash dividends to its shareholders.

The Credit Facilities are subject to customary financial covenants including to the Total Net Leverage Ratio, defined as, with respect to any period end, the ratio of (a) Consolidated Total Debt to (b) Consolidated EBITDA (as defined in the credit agreement, as discussed below); and First Lien Net Leverage Ratio defined as, with respect to any period end, the ratio of (a) Consolidated First Lien Debt to (b) Consolidated EBITDA.

“Consolidated EBITDA” as defined by the credit agreement is equivalent to our Adjusted EBITDA, as presented in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The Total Net Leverage Ratio is set at 6.25:1.00 for quarterly periods ending March 31, 2024 and June 30, 2024; 5.75:1.00 for the quarterly periods ending September 30, 2024 and December 31, 2024; 5.50:1.00 for the quarterly periods ending March 31, 2025, June 30, 2025, and September 30, 2025; and 5.25:1.00 for periods ending December 31, 2025 and thereafter. The First Lien Net Leverage Ratio is set at 3.50:1.00 for quarterly periods ending March 31, 2024 and June 30, 2024; 3.00:1.00 for the quarterly periods ending September 30, 2024 and December 31, 2024; 2.75:1.00 for the quarterly periods ending March 31, 2025, June 30, 2025, and September 30, 2025; and 2.50:1.00 for periods ending December 31, 2025 and thereafter.

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

Other borrowings

The Company’s “other borrowings” as set forth on the foregoing table regarding the Company’s long-term debt related solely to a premium finance agreement entered into on August 3, 2022, to purchase a Directors and Officers insurance policy with a two-year policy term. The original amount borrowed was approximately $3.6 million at a fixed rate of 4.6% per annum, amortized over twenty months. The premium finance agreement required 20 fixed monthly principal and interest payments of approximately $0.2 million per month from August 15, 2022 to March 15, 2024. The balance was paid off during the three months ended March 31, 2024.

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

The following table sets forth the number of shares and the carrying amounts of Series A-1 preferred stock as of March 31, 2024 and December 31, 2023:

		Carrying amount
($ in thousands)	Shares	March 31, 2024	December 31, 2023
Preferred stock issued November 15, 2023	150,000	$150,000	$150,000
Preferred stock issued December 13, 2023	2,857	2,857	2,857
Preferred stock issuance costs	N/A	(5,785)	(5,936)
Allocation of proceeds to preferred stock	N/A	(5,149)	(5,327)
Preferred stock, end of period	152,857	$141,923	$141,594

The Series A-1 preferred stock accrues dividends at a rate of 13% per year, compounded and payable quarterly, though cash payment of dividends must be declared by the Board, and are otherwise accrued, as further described below:

Searchlight, as the current sole owner of the preferred stock, is solely owed the accrued interest arising from the preferred stock outstanding, which interest is referred to in the preferred stock Certificate of Designations (“agreement”) as “Dividends”. The “dividend rate” means, initially, 13% per annum, and dividends on each share of preferred stock shall (i) accrue on the liquidation preference of such share and on any accrued dividends on such share, on a daily basis from and including the issuance date of such share, whether or not declared, whether or not the Company has earnings and whether or not the Company has assets legally available to make payment thereof, at a rate equal to the dividend rate, (ii) compound quarterly and (iii) be payable quarterly in arrears, in accordance with the section, below, on each dividend payment date, commencing on December 31, 2023. Dividends on the preferred stock shall accrue on the basis of a 365-day year based on actual days elapsed. The amount of dividends payable with respect to any share of preferred stock for any dividend payment period shall equal the sum of the daily dividend amounts accrued with respect to such share during such dividend payment period.

Dividends shall be payable in cash only if, as and when declared by the Board, and, if not declared by the Board, the amount of Accrued Dividends shall be automatically increased, without any action on the part of the Company or any other person, in an amount equal to the amount of the Dividend to be paid. For further clarity, if the Board does not declare and pay in cash, or the Company otherwise for any reason fails to pay in cash, on any Dividend Payment Date, the full amount of any accrued and unpaid Dividend on the preferred stock since the most recent Dividend Payment Date, then the amount of such unpaid Dividend shall automatically be added to the amount of Accrued Dividends on such share on the applicable Dividend Payment Date without any action on the part of the Company or any other Person.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$1,904	$1,915
Net cash used in investing activities	$(4,685)	$(4,839)
Net cash used in financing activities	$(1,180)	$(1,324)

Cash flows from operating activities

Cash provided by operating activities for the three months ended March 31, 2024 decreased from 2023 primarily due to a decrease in our net loss, and the accrual of interest payable to affiliate remaining unpaid, along with timing of accounts payable and receivable.

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2024 and 2023 was primarily used for investments in internally developed software and purchases of property and equipment.

Cash flows from financing activities

Cash used in financing activities for the three months ended March 31, 2024, was primarily due to scheduled principal payments on the Term Loan — WhiteHorse. During 2023, cash used in financing activities was primarily due to scheduled principal payments on the prior term loan.

Cash Availability

We have the ability to defer cash payment of interest due on the Series A-1 preferred stock, and plan to defer such payments in the near term in order to preserve cash for other purposes. We currently owe approximately $7.6 million in such interest liability.

Purchase Commitments

We had a total of $46.3 million of purchase commitments payable that were not recorded as liabilities on our condensed consolidated balance sheet as of March 31, 2024.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies and estimates is included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Annual Report on Form 10-K. Our critical accounting policies and estimates have not materially changed since December 31, 2023.

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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) of the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses in the Company’s internal control over financial reporting as reported in its Annual Report on Form 10-K.

Changes in internal control over financial reporting

During the quarter ended March 31, 2024, except for the changes related to the remediation of material weaknesses referenced above, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, there are currently no pending legal proceedings that are expected to be material to us.

ITEM 1A.    RISK FACTORS

For a discussion of potential risks and uncertainties applicable to us, see the information under Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock in each month of the first quarter of 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2024 - January 31, 2024	27,682	$1.22	—	$—
February 1, 2024 - February 29, 2024	87,762	$0.94	—	$—
March 1, 2024 - March 31, 2024	23,806	$0.82	—	$—

(1) During the first quarter of 2024, the above shares of common stock were surrendered by employees vesting in RSUs in order to pay for applicable tax withholding. Under the KORE Group Holdings, Inc. 2021 Long-Term Stock Incentive Plan (“Incentive Plan”), participants may surrender shares as payment of applicable tax withholding on the vesting of equity awards. Shares so surrendered by participants in the Incentive Plan are repurchased pursuant to the terms of the Incentive Plan and applicable award agreement and not pursuant to publicly announced share repurchase programs. The average price per share deemed paid is the closing stock price on the vesting date. These shares of common stock have been cancelled.

Working Capital Restrictions and Limitations Upon the Payment of Dividends

The Company’s ability to pay cash dividends to its shareholders is restricted by the terms of its financing agreements.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act.

ITEM 6.    EXHIBITS

Exhibit Number		Description

10.1		Form of Retention Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2024)
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS		Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KORE Group Holdings, Inc.

Date: May 15, 2024	By:	/s/ Ronald Totton
Ronald Totton
Interim President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Paul Holtz
Paul Holtz
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)