Form 10-Q
period 2024-06-30
KORE Group Holdings, Inc.
filed 2024-08-14
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of August 12, 2024, there were 18,092,784 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

KORE Group Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$22,260	$27,137
Accounts receivable, net	46,667	52,413
Inventories, net	7,842	8,215
Prepaid expenses and other current assets	11,443	14,222
Total current assets	88,212	101,987
Noncurrent assets:
Restricted cash	299	300
Property and equipment, net	10,383	10,956
Intangible assets, net	148,059	167,587
Goodwill	249,324	294,974
Operating lease right-of-use assets	9,131	9,367
Other non-current assets	4,386	1,813
Total assets	$509,794	$586,984

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$21,381	$23,983
Accrued liabilities	26,713	23,421
Current portion of operating lease liabilities	1,522	1,446
Deferred revenue	8,531	9,044
Current portion of long-term debt and other borrowings, net	1,850	2,411
Warrant liabilities to affiliates	4,978	11,664
Total current liabilities	64,975	71,969
Noncurrent liabilities:
Operating lease liabilities	9,021	9,446
Long-term debt and other borrowings, net	295,863	296,109
Deferred income tax liabilities, net	7,854	13,795
Accrued interest due to affiliate	12,766	2,530
Mandatorily redeemable preferred stock due to affiliate, net	142,206	141,594
Other liabilities	14,936	14,568
Total liabilities	547,621	550,011
Commitments and Contingencies
Stockholders’ (deficit) equity:
Common stock, voting, par value $0.0001 per share; 315,000,000 shares authorized; 17,982,993 shares issued and 16,982,993 outstanding as of June 30, 2024, and 17,476,530 shares issued and 16,476,530 outstanding as of December 31, 2023	8	8
Additional paid-in capital	467,439	461,069
Accumulated other comprehensive loss	(5,353)	(6,070)
Accumulated deficit	(497,167)	(415,280)
Treasury stock, at cost, 1,000,000 shares	(2,754)	(2,754)
Total stockholders’ (deficit) equity	(37,827)	36,973
Total liabilities and stockholders’ (deficit) equity	$509,794	$586,984

See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Services	$57,318	$51,023	$116,958	$98,573
Products	10,550	18,513	26,885	36,938
Total revenue	67,868	69,536	143,843	135,511
Cost of revenue
Services	22,919	18,068	46,865	34,611
Products	6,326	13,648	16,593	27,422
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	29,245	31,716	63,458	62,033
Operating expenses
Selling, general, and administrative expenses	35,810	32,563	71,177	62,430
Selling, general, and administrative expenses incurred with affiliates	159	329	329	662
Depreciation and amortization	14,423	14,512	28,029	28,637
Goodwill impairment	45,381	—	45,381	—
Total operating expenses	95,773	47,404	144,916	91,729
Operating loss	(57,150)	(9,584)	(64,531)	(18,251)
Other expense (income)
Interest expense, including amortization of deferred financing costs	7,976	10,298	15,729	20,618
Interest expense incurred with affiliate, including amortization of deferred financing costs	5,049	—	10,236	—
Interest income	(375)	(99)	(675)	(229)
Change in fair value of warrant liabilities to affiliates	(4,365)	3	(6,686)	—
Other expense, net	302	208	609	213
Loss before income taxes	(65,737)	(19,994)	(83,744)	(38,853)
Income tax benefit	(1,437)	(495)	(1,857)	(864)
Net loss	$(64,300)	$(19,499)	$(81,887)	$(37,989)

Loss per share:
Basic and diluted	$(3.36)	$(1.22)	$(4.29)	$(2.43)
Weighted average shares outstanding:
Basic and diluted	19,147,677	15,969,860	19,069,876	15,639,241

Comprehensive loss
Net loss	$(64,300)	$(19,499)	$(81,887)	$(37,989)
Other comprehensive loss:
Foreign currency translation adjustment	477	130	717	258
Comprehensive loss	$(63,823)	$(19,369)	$(81,170)	$(37,731)

See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Par value of common stock
Balance, beginning of period	$8	$8	$8	$8
Balance, end of period	8	8	8	8

Additional paid-in capital
Balance, beginning of period	463,777	437,677	461,069	435,292
Common stock issued pursuant to acquisition	—	14,700	—	14,700
Stock-based compensation expense	3,731	3,005	6,439	5,575
Shares withheld related to net share settlement	(69)	—	(69)	(185)
Balance, end of period	467,439	455,382	467,439	455,382

Accumulated other comprehensive loss
Balance, beginning of period	(5,830)	(6,262)	(6,070)	(6,390)
Foreign currency translation adjustment	477	130	717	258
Balance, end of period	(5,353)	(6,132)	(5,353)	(6,132)

Accumulated deficit
Balance, beginning of period	(432,867)	(266,728)	(415,280)	(248,238)
Net loss	(64,300)	(19,499)	(81,887)	(37,989)
Balance, end of period	(497,167)	(286,227)	(497,167)	(286,227)

Treasury stock, at cost
Balance, beginning of period	(2,754)	—	(2,754)	—
Balance, end of period	(2,754)	—	(2,754)	—

Total Stockholders’ (Deficit) Equity	$(37,827)	$163,031	$(37,827)	$163,031

See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$5,890	$1,303

Investing activities:
Purchases of property and equipment	(1,741)	(2,592)
Additions to intangible assets	(7,043)	(7,653)
Net cash used in investing activities	$(8,784)	$(10,245)

Financing activities:
Repayment of debt	(1,486)	(2,654)
Principal payments under finance lease obligations	(189)	—
Payment of employee tax withholdings through cancelled shares of stock	(64)	—
Net cash used in financing activities	$(1,739)	$(2,654)
Effect of exchange rate changes on cash	(245)	87
Net decrease in cash and restricted cash	$(4,878)	$(11,509)
Cash and restricted cash, beginning of period	$27,437	$35,007
Cash and restricted cash, end of period	$22,559	$23,498

Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$485	$1,031
Non-cash consideration (stock) issued for acquisition	$—	$14,700

Reconciliation of cash and restricted cash, end of period:
Cash	$22,260	$22,916
Restricted cash	299	582
Total cash and restricted cash, end of period:	$22,559	$23,498
See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

KORE Group Holdings, Inc. (together with its subsidiaries, “KORE” or the “Company”) provides advanced connectivity services, location-based services, device solutions, managed and professional services used in the development and support of the “Internet of Things” (“IoT”) technology for the business market. The Company’s IoT platform is delivered in partnership with the world’s largest mobile network operators and provides secure, reliable, wireless connectivity to mobile and fixed devices. This technology enables the Company to expand its global technology platform by transferring capabilities across new and existing vertical markets and delivers complementary products to channel partners and resellers worldwide.

The Company is incorporated in the state of Delaware and its operations are primarily located in North America. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s common stock, par value $0.0001 per share (the “common stock”), is traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “KORE”. The Company implemented a reverse stock split of its common stock at a ratio of 1-for-5 effective as of July 1, 2024. No fractional shares were issued in connection with the reverse stock split. Any fractional shares resulting from the reverse stock split, regardless of the fractional amount, resulted in an additional one share in lieu of such fractional share. The number of shares of common stock covered by the warrants outstanding at the effective time of the reverse stock split was reduced to one-fifth the number of shares of common stock covered by the warrants immediately preceding the reverse stock split, and the exercise price per share was increased by five times the exercise price immediately preceding the reverse stock split, resulting in the same aggregate price being required to be paid therefor upon exercise thereof as was required immediately preceding the reverse stock split. The reverse stock split did not affect the shares of preferred stock outstanding. All calculations have been adjusted to reflect the reverse stock split for all periods presented.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the annual consolidated financial statements and related notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report on Form 10-K”).

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

Reclassifications

Certain immaterial amounts reported in prior periods in the condensed consolidated financial statements have been corrected and reclassified to conform to the current year’s presentation. To appropriately reflect the long-term nature of the obligation regarding the interest accrued on the mandatorily redeemable preferred stock, the amount of “accrued interest due to affiliate” of $2.5 million on the condensed consolidated balance sheet as of December 31, 2023 has been reclassified to noncurrent liabilities. See Note 10 - Related Party Transactions.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

NOTE 2 – REVENUE RECOGNITION

Disaggregated Revenue

The table below sets forth a summary of revenue by major service line and product category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Services:
IoT Connectivity (1)	$54,579	$47,699	$111,240	$90,943
IoT Solutions	2,739	3,065	5,718	7,155
	$57,318	$50,764	$116,958	$98,098
Products:
Hardware (2)(3)	$10,550	$18,772	$26,885	$37,413

Total	$67,868	$69,536	$143,843	$135,511

(1) Includes connectivity-related revenue from IoT Connectivity and IoT Solutions.
(2) Includes hardware-related revenue from IoT Connectivity and IoT Solutions.
(3) Includes $0.3 million and $2.3 million of bill-and-hold arrangements for the three months ended June 30, 2024 and 2023, respectively, and $2.9 million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively.

The table below sets forth a summary of revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
United States	$57,181	$56,709	$120,802	$106,759
Other countries (1)	10,687	12,827	23,041	28,752
Total	$67,868	$69,536	$143,843	$135,511

(1) No single country in “other countries” exceeded 10% of the total revenue for the three months ended June 30, 2024 and 2023, and the six months ended June 30, 2024 and 2023.

Contract Assets

The following table sets forth the change in contract assets, or unbilled receivables:

(in thousands)	June 30, 2024	December 31, 2023
Beginning balance	$2,173	$—
Revenue recognized during the period but not billed (1)	1,779	2,173
Amounts reclassified to accounts receivable	(807)	—
Ending balance	$3,145	$2,173

(1) Net of financing component of $0.5 million and $0.3 million as of June 30, 2024 and December 31, 2023, respectively.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Contract Liabilities

The table below sets forth the change in contract liabilities, or deferred revenue:

(in thousands)	June 30, 2024	December 31, 2023
Beginning balance	$9,044	$7,817
Amounts billed but not recognized as revenue	8,483	9,041
Revenue recognized from balances held at the beginning of the period	(9,044)	(7,817)
Foreign exchange	48	3
Ending balance	$8,531	$9,044

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. Remaining performance obligations estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that have not materialized, and adjustments for currency. As of June 30, 2024 the Company had approximately $13.5 million of remaining performance obligations on contracts with an original duration of one year or more. The Company expects to recognize approximately 52% of these remaining performance obligations in 2024, with the remaining balance recognized thereafter.

The Company has variable consideration of approximately $2.4 million that was constrained revenue and excluded from the transaction price for the period ended June 30, 2024. There were no material instances where variable consideration was constrained and not recorded at the initial time of sale for the period ended June 30, 2023.

Costs to Obtain and Fulfill a Contract

The Company did not have material costs related to obtaining a contract, or fulfilling a contract that are not addressed by other accounting standards, with amortization periods greater than one year for the three and six months ended June 30, 2024 and 2023.

NOTE 3 – ACCOUNTS RECEIVABLE

The following table sets forth the details of the Company’s accounts receivable, net balances included on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Accounts receivable	$47,081	$52,843
Less: allowance for credit losses	(414)	(430)
Accounts receivable, net	$46,667	$52,413

As of January 1, 2023, the Company’s accounts receivable balance was $44.5 million. The bad debt expense was $0.2 million for the three months ended June 30, 2024 and immaterial for the three months ended June 30, 2023. The bad debt expense was $0.4 million and $0.2 million, for the six months ended June 30, 2024 and 2023, respectively. The write-offs and recoveries were immaterial for the three and six months ended June 30, 2024 and 2023.

NOTE 4 – GOODWILL

The Company tests goodwill for impairment on an annual basis on October 1 of each year, or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. During the second quarter of 2024, the Company identified circumstances prior to its annual goodwill test that indicated that it was “more likely than not” that the fair value of the reporting unit (the Company) was below its carrying value. The Company therefore performed qualitative and quantitative goodwill impairment tests during the second quarter of 2024. The qualitative impairment indicators noted include a sustained decline in the Company’s share price, decreasing cash flows, lower actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, and changes in management.

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

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As a result of the Company’s goodwill impairment testing, the Company concluded that the carrying value of the Company exceeded its estimated fair value and recorded a goodwill impairment loss of approximately $45.4 million, which represents the impairment loss subsequent to December 31, 2023, for both the three and six months ended June 30, 2024. No such impairment charges were recorded for the three and six months ended June 30, 2023.

NOTE 5 – CONDENSED CONSOLIDATED FINANCIAL STATEMENT DETAILS

The following table sets forth the details of prepaid expenses and other current assets included on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Prepaid expenses	$7,265	$7,411
Credit card receivables in-transit	1,718	2,635
Sales taxes receivable	1,021	616
Deposits	950	2,061
Income taxes receivable	489	1,499
Total prepaid expenses and other current assets	$11,443	$14,222

The following table sets forth the details of accrued liabilities included on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Accrued cost of revenue	$6,040	$4,728
Sales and other taxes payable	5,290	4,999
Accrued payroll and related costs	4,901	4,623
Interest payable	4,438	4,459
Accrued carrier costs	3,790	3,725
Income taxes payable	2,066	615
Other	188	272
Total accrued liabilities	$26,713	$23,421

NOTE 6 – DERIVATIVES

Derivatives are complex financial instruments. The Company does not use derivatives to manage financial risks or as an economic hedge. The Company’s sole derivative instrument arose as part of the issuance of Series A-1 preferred stock, $0.0001 par value per share (the “Series A-1 preferred stock”), to Searchlight, in which transaction Searchlight was also granted Penny Warrants (historically referred to as “Penny Warrants,” however the exercise price has been adjusted to $0.05 per warrant due to the reverse stock split). The Penny Warrants are considered a freestanding derivative instrument, as they are separable and legally detachable from the Series A-1 preferred stock, were issued for nominal or no apparent consideration, and have the essential characteristics inherent in a derivative instrument of a notional amount, an underlying security, and a mechanism for net settlement.

The following table sets forth the details of the derivative instrument presented on the condensed consolidated balance sheets and notional amounts as of June 30, 2024 and December 31, 2023:

		June 30, 2024
Derivatives Not Designated as Hedging Instruments	Number of Warrants (Notional Amount)(1)	Warrant Liability	Exercise Price Per Share (1)
		($ in thousands, except for exercise price per share)
Penny Warrants issued to Searchlight	12,024,711	$4,978	$0.05

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

		December 31, 2023
Derivatives Not Designated as Hedging Instruments	Number of Warrants (Notional Amount)(1)	Warrant Liability	Exercise Price Per Share (1)
		($ in thousands, except for exercise per share)
Penny Warrants issued to Searchlight	12,024,711	$11,664	$0.05

(1) The number of shares of common stock covered by warrants outstanding at the effective time of the reverse stock split was reduced to one-fifth the number of shares of common stock covered by the warrants immediately preceding the reverse stock split, and the exercise price per share was increased by five times the exercise price immediately preceding the reverse stock split, resulting in the same aggregate price being required to be paid therefor upon exercise thereof as was required immediately preceding the reverse stock split.

The gains and losses arising from this derivative instrument in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 (1) are set forth as follows:

	Three Months Ended June 30, 2024
Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Gain (Loss) on Derivative Instruments
	(in thousands)
Penny Warrants issued to Searchlight	$—	$4,365

	Six Months Ended June 30, 2024
Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Gain (Loss) on Derivative Instruments
	(in thousands)
Penny Warrants issued to Searchlight	$—	$6,686

(1) No such instruments existed during the three and six months ended June 30, 2023; therefore, there were no gains or losses from such instruments during those periods.

NOTE 7 – FAIR VALUE MEASUREMENTS

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

As of June 30, 2024, the Company’s valuation policies and processes had not changed from those described in the consolidated financial statements for the year ended December 31, 2023 included in the Annual Report on Form 10-K, Part II, Item 8, Note 11 — Fair Value Measurements, with the exception of the valuation of the Mandatorily Redeemable Preferred Stock Due to Affiliate. As of June 30, 2024, the Company determined that a lattice model indicated a more accurate approximation of the fair value of this debt for disclosure purposes rather than the discounted cash flow model previously used. The Company noted that the value derived from a discounted cash flow model was not significantly different than the fair value approximation as determined by a lattice model; however, a lattice model was considered to be more relevant to the inputs used in determining the Company’s implied fair value of debt as a significant input to the Company’s impairment testing, which occurred during the quarter ended June 30, 2024, as a triggering event was deemed to have occurred (see Note 4 — Goodwill). This debt was not in existence at previous impairment testing dates.

Financial Instruments Measured at Fair Value

The Company is required to measure its warrant liabilities at fair value for the Penny Warrants and Private Placement Warrants, which are both included in “warrant liabilities to affiliates” on the condensed consolidated balance sheets.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Penny Warrants

The Penny Warrants, issued in 2023, are marked to fair value by reference to the fair value of the Company’s stock price on the last day of the reporting period, less the exercise price, and are therefore considered as Level 2 in the fair value hierarchy. The fair value of the Company’s stock as of June 30, 2024 and December 31, 2023, less the exercise price, resulted in a Penny Warrants valuation of approximately $5.0 million and $11.7 million as of June 30, 2024 and December 31, 2023, respectively.

Private Placement Warrants

The Private Placement Warrants are marked to fair value by reference to the fair value of the Company’s public warrants, which are therefore considered as Level 2 in the fair value hierarchy. The public warrants were traded on the NYSE under the ticker symbol KORE.WS until December 2023, at which point the listing transferred to the OTC Pink Marketplace under the ticker symbol KORGW. As of June 30, 2024 and December 31, 2023, the aggregate value of the Private Placement Warrants was zero, as the reference price of the KORGW warrants was less than one cent per warrant.

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

Senior Secured Term Loan, Backstop Notes, and Mandatorily Redeemable Preferred Stock Due to Affiliate

The table below sets forth the amortized cost and fair value of the Company’s Senior Secured Term Loan as of June 30, 2024 and December 31, 2023 and Mandatorily Redeemable Preferred Stock Due to Affiliate as of December 31, 2023. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

(in thousands)
Financial Instruments Disclosed at Fair Value Level 2	Measurement	June 30, 2024	December 31, 2023
Senior Secured Term Loan	Amortized cost	$179,622	$180,042
	Fair value	$167,920	$174,812
Mandatorily Redeemable Preferred Stock Due to Affiliate (1)	Amortized cost	N/A	$141,594
	Fair value	N/A	$141,398

(1) Refer to the foregoing discussion regarding the change in valuation method.

The table below sets forth the amortized cost and fair value of the Backstop Notes as of June 30, 2024 and December 31, 2023 and the Mandatorily Redeemable Preferred Stock Due to Affiliate as of June 30, 2024. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

(in thousands)
Financial Instrument Disclosed at Fair Value Level 3	Measurement	June 30, 2024	December 31, 2023
Backstop Notes	Amortized cost	$118,091	$117,916
	Fair value	$86,092	$91,204
Mandatorily Redeemable Preferred Stock Due to Affiliate (1)	Amortized cost	$142,206	N/A
	Fair value	$131,080	N/A

(1) Refer to the foregoing discussion regarding the change in valuation method.

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

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement.

Additional disclosures regarding Level 3 unobservable inputs - Mandatorily Redeemable Preferred Stock Due to Affiliate

As of June 30, 2024, we used a third‑party valuation firm who utilizes proprietary methodologies to value our Mandatorily Redeemable Preferred Stock Due to Affiliate. This firm used a lattice modeling technique to determine the fair value of this liability determined as Level 3 in the fair value hierarchy as of June 30, 2024. Use of this technique requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs such as credit spreads and equity volatility based on guideline companies, as well as other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement.

The table below sets forth information regarding the Company’s significant Level 3 inputs as of June 30, 2024, and December 31, 2023:

($ in thousands, except as otherwise noted)
Significant Inputs for Level 3 Fair Value Disclosure	Input	June 30, 2024	December 31, 2023
Backstop Notes	Principal amount	$120,000	$120,000
	Term to maturity date	4.30 years	4.75 years
	Stock price	$2.10	$4.90
	Credit spreads (basis points)	1042	985
	Selected equity volatility	96.2%	98.7%

Mandatorily Redeemable Preferred Stock Due to Affiliate	Notional amount	$165,623	N/A
	Term of lattice model	9.38 years	N/A
	Stock price	$2.10	N/A
	Credit spreads (basis points)	1153	N/A
	Selected equity volatility	104.3%	N/A

NOTE 8 – STOCK-BASED COMPENSATION

On May 3, 2024, pursuant to the mutual agreement of the Company’s Board of Directors (the “Board”) and Romil Bahl, Mr. Bahl stepped down as President and Chief Executive Officer of the Company and a member of the Board. All shares of stock and prices per share as described below have been adjusted for the reverse split. There was no resulting change to the total value of the awards as a result of the reverse split.

In connection with this mutual agreement, the previously unvested restricted stock units (“RSUs”) with only time-vesting provisions accelerated to vest on May 3, 2024. Accordingly, 411,942 RSUs vested, with 177,948 shares withheld for taxes, for a net settlement of 233,994 shares of common stock issued in conjunction with these RSUs. The acceleration of the expense resulted in an increase of $4.8 million to “selling, general, and administrative expenses” for the three and six months ended June 30, 2024, which was partially offset by certain reversals of expense relating to other of Mr. Bahl’s one market-based grant, as further described below, and a partial reversal of performance share unit awards (“PSU”) overall based on the Company’s current expectations around meeting the performance metrics (which was also applicable to all participants with unvested PSUs).

Further to the mutual agreement, Mr. Bahl’s unvested PSUs are to vest if and when they vest for individuals employed by the Company. The 2022 PSU award and the 2023 PSU award will vest fully in 2025 and 2026, respectively, should the criteria be met.

Finally, Mr. Bahl’s unvested market-based RSU award of 40,000 shares was forfeited in accordance with the terms of the award agreement. The market conditions associated with this award required vesting on the day after the closing price of the Company’s common stock achieved five dollars per share or higher for at least twenty days out of any consecutive thirty-day period ending on or prior to June 30, 2026. The fair value of the RSUs was previously estimated to be $0.40 per RSU using a Monte-Carlo simulation model considering the term, volatility, risk-free rates and the vesting conditions, including service through June 30, 2026. The expense previously recorded on these RSUs was reversed, as the service condition of the award will not be met. Reversal of this expense resulted in an immaterial decrease to “selling, general, and administrative expenses” for the three and six months ended June 30, 2024.

NOTE 9 – NET LOSS PER SHARE

The Company implemented a 1-for-5 reverse stock split of its common stock effective July 1, 2024. All calculations have been adjusted to reflect this reverse stock split for all periods presented.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below sets forth a reconciliation of the basic and diluted earnings per share (“EPS”) calculations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net loss	$(64,300)	$(19,499)	$(81,887)	$(37,989)

Denominator:
Weighted average shares outstanding - basic	19,147,677	15,969,860	19,069,876	15,639,241
Effect of dilutive equity awards (1)	—	—	—	—
Weighted average shares outstanding - diluted	19,147,677	15,969,860	19,069,876	15,639,241

Net loss per share:
Basic	$(3.36)	$(1.22)	$(4.29)	$(2.43)
Diluted	$(3.36)	$(1.22)	$(4.29)	$(2.43)

(1) Due to the Company’s net loss, all unvested equity awards, and the Private Placement Warrants are anti-dilutive. The dilutive convertible instruments of the Backstop Notes are out of the money.

In determining the weighted average shares outstanding for the three and six months ended June 30, 2024 for both basic and diluted earnings per share, the Company included the Penny Warrants issued to Searchlight in transactions dated November 15, 2023 and December 13, 2023, as the common shares of stock that would be issuable upon the exercise of such warrants are issuable for nominal consideration per share of common stock or cashless exercise at the option of Searchlight. The Penny Warrants were exercisable immediately upon issuance, although no such warrants had been exercised as of June 30, 2024.

Set forth in the table below is the number of securities not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Grants of RSUs with service only (i.e., time-vesting) conditions	821,635	1,209,984	821,635	1,066,442
Common stock issuable under the Backstop Notes (1)	1,920,007	1,920,007	1,920,007	1,920,007
Private Placement Warrants (2)	272,779	272,779	272,779	272,779

(1) Common stock issuable under the Backstop Notes is presented at the maximum number of shares of common stock potentially issuable upon the exercise of the Backstop Notes, although the actual potentially issuable shares remain limited at 9.9% of the common stock outstanding.
(2) The number of shares of common stock covered by warrants outstanding at the effective time of the reverse stock split was reduced to one-fifth the number of shares of common stock covered by the warrants immediately preceding the reverse stock split, and the exercise price per share was increased by five times the exercise price immediately preceding the reverse stock split, resulting in the same aggregate price being required to be paid therefor upon exercise thereof as was required immediately preceding the reverse stock split.

Unvested restricted stock units with “time and performance conditions” are excluded from the disclosure of the number of potentially anti-dilutive securities because the performance conditions were not met at the end of the reporting periods. Therefore, these securities are not considered to be contingently issuable for purposes of dilutive EPS or anti-dilution calculations.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 10 – RELATED PARTY TRANSACTIONS

Transactions with affiliates of the Company

Searchlight

Searchlight beneficially owned approximately 14% and 13% of the Company’s outstanding common stock as of June 30, 2024 and December 31, 2023, respectively, through its ownership of the Penny Warrants. Searchlight is therefore considered an affiliate of the Company, and two of the Company’s Board members are employed by Searchlight. Searchlight owns the Series A-1 preferred stock and the Penny Warrants.

Searchlight, as the current sole owner of the Series A-1 preferred stock, is solely owed the accrued interest arising from the Series A-1 preferred stock outstanding, which interest is referred to in the Series A-1 preferred stock Certificate of Designations as “Dividends”. The “dividend rate” means, initially, 13% per annum, and dividends on each share of Series A-1 preferred stock shall (i) accrue on the liquidation preference of such share and on any accrued dividends on such share, on a daily basis from and including the issuance date of such share, whether or not declared, whether or not the Company has earnings and whether or not the Company has assets legally available to make payment thereof, at a rate equal to the dividend rate, (ii) compound quarterly and (iii) be payable quarterly in arrears, in accordance with the section, below, on each dividend payment date, commencing on December 31, 2023. Dividends on the Series A-1 preferred stock shall accrue on the basis of a 365-day year based on actual days elapsed. The amount of dividends payable with respect to any share of Series A-1 preferred stock for any dividend payment period shall equal the sum of the daily dividend amounts accrued with respect to such share during such dividend payment period.

Dividends on the Series A-1 preferred stock shall be payable in cash only if, as and when declared by the Board, and, if not declared by the Board, the amount of accrued Dividends shall be automatically increased, without any action on the part of the Company or any other person, in an amount equal to the amount of the Dividend to be paid. For further clarity, if the Board does not declare and pay in cash, or the Company otherwise for any reason fails to pay in cash, on any dividend payment date, the full amount of any accrued and unpaid Dividend on the Series A-1 preferred stock since the most recent dividend payment date, then the amount of such unpaid Dividend shall automatically be added to the amount of accrued Dividends on such share on the applicable dividend payment date without any action on the part of the Company or any other person.

Cerberus Telecom Acquisition Corp. (“CTAC”)

CTAC was the initial private equity sponsor of the Company, and two of the Company’s Board members are employed by CTAC. CTAC is therefore considered an affiliate of the Company. CTAC owns over 5% but less than 10% of the outstanding common stock of the Company.

Affiliates of CTAC own the Private Placement Warrants.

ABRY Partners, LLC (“ABRY”)

ABRY beneficially owned approximately 29% of the Company’s outstanding common stock as of June 30, 2024 and December 31, 2023. ABRY is therefore considered an affiliate of the Company, and two of the Company’s Board members are employed by ABRY.

HealthEZ, an ABRY portfolio company, is the Company’s health insurance third-party administrator. For the three and six months ended June 30, 2024, the administration costs incurred with HealthEZ were $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2023, the administration costs incurred with HealthEZ were $0.1 million and $0.3 million, respectively. Aggregate expenses are recorded as a component of “selling, general, and administrative expenses incurred with affiliates” in the condensed consolidated statement of operations and comprehensive loss.

A.P. Lubrano & Company, Inc. (“APL”), owned by an ABRY affiliated entity, is the Registered Investment Advisor for the Company’s U.S. 401(k) plan. As part of its fiduciary responsibilities, APL provides investment advisory services, including portfolio management, investment selection and ongoing monitoring of plan assets. The compensation for APL’s advisory services is determined by the applicable basis point charge and the total dollar amount of each participant’s plan assets held by APL. Specifically, each participant in the Company’s U.S. 401(k) plan is charged fees of 20 basis point of the value of the participant’s individual plan assets.

Transactions with affiliates of one of the Company’s wholly-owned subsidiaries

A wholly-owned subsidiary of the Company located in Brazil maintained an office lease and professional services agreement with a company controlled by a key member of the subsidiary’s management team. The office lease and professional services agreement with this affiliate were terminated on June 29, 2023, and thus, no such expenses were incurred for the three and six months ended June 30, 2024.

Aggregate expenses incurred for these transactions were $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively, and are recorded as a component of “selling, general, and administrative expenses incurred with affiliates” in the condensed consolidated statement of operations and comprehensive loss.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The same wholly-owned subsidiary had an informal services agreement with a separate company controlled by two key members of the Company’s management team. This services agreement was entered into to render technical assistance services to purchase and deliver telecommunication equipment to the Company’s clients in Brazil, for which the affiliate was paid a nominal monthly fixed fee plus a fee of 7% of the gross amount of the cost incurred to purchase and deliver telecommunication equipment to the Company’s clients in Brazil. These expenses are recorded as a component of “selling, general, and administrative expenses incurred with affiliates” in the condensed consolidated statements of operations and comprehensive loss for the relevant periods as disclosed below.

The service agreement with this affiliate was terminated on February 14, 2023, and thus, no such expenses were incurred for the three and six months ended June 30, 2024, and three months ended June 30, 2023. For the six months ended June 30, 2023, the Company incurred and paid $0.1 million to this affiliate.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The Company believes that it is probable that a liability for sales and telecommunications tax may exist. The Company initially estimated the possible range of loss in this matter as between $1.8 million and $18.1 million. The low end of the possible range of loss, which is the amount required to be recorded as a contingent loss by GAAP, is substantially unchanged from the low end of the possible range of loss as of December 31, 2023, and no additional loss or recovery estimates have been recorded for the period ended June 30, 2024.

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

The Company expects this matter to be settled within the next twelve months, and thus, the net contingent liability estimate of $1.8 million remains accrued in “accrued liabilities” within “current liabilities” of the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

Purchase Obligations

The Company has vendor commitments primarily relating to carrier and open purchase obligations that the Company incurs in the ordinary course of business. As of June 30, 2024, the purchase commitments were as follows:

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

($ in thousands)
2024	$13,812
2025	10,272
2026	6,596
2027	5,946
2028	6,321
Thereafter	4,301
Total	$47,248

Legal Contingencies

From time to time, the Company may be a party to litigation relating to claims arising in the normal course of business. As of June 30, 2024, the Company was not aware of any legal claims that could materially impact its financial condition.

NOTE 12 – SUBSEQUENT EVENTS

Effective July 1, 2024, the Company effected a reverse stock split of its common stock at a ratio of 1-for-5.

On August 14, 2024, the Company announced a restructuring plan to streamline operations and reduce costs. It is estimated that the plan will impact between 170 and 240 employees and contractors in all areas across all functions. The Company estimates that it will incur restructuring charges approximately between $5.0 million and $6.0 million in connection with the plan during the third quarter of 2024. These charges are primarily related to severance payments and employee benefits. The Company expects substantially all of the actions associated with the plan to be completed by December 31, 2024.

The estimate of the charges that the Company expects to incur in connection with the plan, and the timing thereof, are subject to a number of assumptions, including local employment law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the plan.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report on Form 10-K”) and unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023, together with related notes thereto. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “the Company” “KORE,” “us,” “our,” “ours,” or “we” refer to KORE Group Holdings, Inc. Certain terms are defined in our Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of macroeconomic conditions on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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
•our ability to grow the Internet of Things (“IoT”) and mobile portfolio outside of North America;
•our ability to make scheduled payments on or to refinance our indebtedness;
•our ability to introduce and sell new products that comply with current and evolving industry standards and government regulations;
•our ability to comply with complex and evolving local, state, federal, and international laws and regulations, fees, and taxes that may apply to our products or services;
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
•our ability to hire, retain and manage qualified personnel to maintain and expand our business; and
•our ability to maintain adequate liquidity to meet our financial needs and/or raise capital in the future.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views only as of the date such statements are made. The risks summarized under Item 1A. “Risk Factors” in the Annual Report on Form 10-K and under Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q could cause actual results and performance to differ materially from those set forth in or implied by our forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us.

Overview

We offer IoT connectivity to the Internet (“Connectivity”) and other IoT solutions (“IoT Solutions”) to our customers. We are one of the largest global independent IoT enablers, delivering critical services globally to customers to deploy, manage, and scale their IoT application and use cases. We provide advanced connectivity services, location-based services, device solutions, and managed and professional services used in the development and support of IoT solutions and applications. Our IoT platform is delivered in partnership with the world’s largest mobile network operators and provides secure, reliable, wireless Internet connectivity to mobile and fixed devices. This technology enables us to expand our global technology platform by transferring capabilities across our five vertical markets comprised of (i) Connected Health, (ii) Fleet Management, (iii) Asset Monitoring, (iv) Retail Communications Services and (v) Industrial IoT, and to deliver complementary products to channel partners and resellers worldwide.

Our industry verticals are not considered to be segments for the purposes of financial reporting, as discrete financial information is not available for the aforementioned verticals (or that of connectivity vs solutions) below the level of costs of revenue, exclusive of depreciation and amortization, and our Chief Operating Decision Maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Our CODM is our Interim President and Chief Executive Officer, Mr. Ronald Totton.

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

Trends in the overall U.S. economy in the first six months of 2024 reflected an uncertain economic environment, which included sustained high interest rates in the U.S., uncertainty surrounding an upcoming U.S. presidential election, and regional conflicts around the world, all of which increase the unpredictability of the overall macroeconomic outlook for the remainder of 2024. Additionally, the U.S. unemployment rate has continued to increase over 2024, with the metric of long-term unemployment comprising nearly a quarter of unemployed individuals, which is an indicator of increasing softness in the U.S. economy.

At this time, we generally expect revenue derived from the Connectivity verticals of our business to remain fairly stable, given the “stickiness” of this revenue, while the more volatile IoT Managed Services (or “IoTMS”) business verticals consisting of Solutions and Products may experience uneven revenue on both an actual and projected basis. We expect that IoTMS projects may be delayed by customers, due to overall macroeconomic conditions. We further expect that the overall IoT market may become more competitive from a pricing standpoint, and that our existing customers will continue to seek efficiency in terms of their operating expenses, all of which may create pressure on our revenue.

Recent developments in our business

Effective on May 3, 2024, pursuant to the mutual agreement of our Board of Directors (the “Board”) and Romil Bahl, Mr. Bahl stepped down as President and Chief Executive Officer of the Company and a member of the Board. Also effective on May 3, 2024, Ronald Totton was appointed by the Board as our Interim President and Chief Executive Officer.

On June 12, 2024, at our 2024 Annual Meeting of Stockholders, our stockholders approved a reverse stock split of the Company’s common stock, $0.0001 par value per share (the “common stock”), at a ratio of not less than 1-for-4 and not greater than 1-for-10 (or any whole number in between). The Board subsequently determined that the ratio of the reverse stock split should be 1-for-5 and the reverse stock split with that ratio became effective as of July 1, 2024.

On August 14, 2024, as disclosed in Part II, Item 5. “Other Information” of this Quarterly Report on Form 10-Q, we announced a restructuring plan to streamline operations and reduce costs. It is estimated that the plan will impact between 170 and 240 employees and contractors in all areas across all functions. We estimate that we will incur restructuring charges approximately between $5.0 million and $6.0 million in connection with the plan during the third quarter of 2024. These charges are primarily related to severance payments and employee benefits. We expect substantially all of the actions associated with the plan to be completed by December 31, 2024.

The estimate of the charges that we expect to incur in connection with the plan, and the timing thereof, are subject to a number of assumptions, including local employment law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the plan.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023:

Revenue

We derive revenue from IoT Connectivity services and IoT Solutions services (collectively, the “Services”) as well as products including IoT Connectivity (consisting of subscriber identity module (“SIM”) cards) and IoT devices (within a comprehensive IoT solution) together referred to as “Products”.

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

The tables below set forth the details of revenue from services and products for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Services	$57,318	$51,023	$6,295	12%
Products	10,550	18,513	(7,963)	(43)%
Total revenue	$67,868	$69,536	$(1,668)	(2)%

	Six Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Services	$116,958	$98,573	$18,385	19%
Products	26,885	36,938	(10,053)	(27)%
Total revenue	$143,843	$135,511	$8,332	6%

Services revenue increased by $6.3 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in services revenue was primarily driven by the acquisition of Twilio, Inc.’s (“Twilio”) IoT business, and the residual growth was driven by new customer business and increased connectivity utilization in our existing customer base.

Products revenue decreased by $8.0 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in products revenue was primarily driven by reduced demand from our largest customers, as they applied greater emphasis on inventory management and order fulfillment. In addition, we made the decision at the end of 2023 to accept fewer less-profitable hardware deals in 2024.

Services revenue increased by $18.4 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in services revenue was primarily driven by the acquisition of Twilio’s IoT business, and the residual growth was driven by new customer business and increased connectivity utilization in our existing customer base.

Products revenue decreased by $10.1 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in products revenue was primarily driven by reduced demand from our largest customers, as they applied greater emphasis on inventory management and order fulfillment. In addition, we made the decision at the end of 2023 to accept fewer less-profitable hardware deals in 2024.

The tables below set forth the details of revenue disaggregated as arising from IoT Connectivity and IoT Solutions for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
IoT Connectivity	$55,772	$48,284	$7,488	16%
IoT Solutions	12,096	21,252	(9,156)	(43)%
Total revenue	$67,868	$69,536	$(1,668)	(2)%

	Six Months Ended June 30,		Year-over-Year Increase / (Decrease)
(in thousands)	2024	2023	$	%
IoT Connectivity	$113,656	$91,873	$21,783	24%
IoT Solutions	30,187	43,638	(13,451)	(31)%
Total revenue	$143,843	$135,511	$8,332	6%

IoT Connectivity revenue increased by $7.5 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in IoT Connectivity revenue was primarily driven by the acquisition of Twilio’s IoT business. Additional revenue growth was driven by SIM transfers from key strategic customers, organic growth in existing customers as a result of net new activations, and increased connectivity consumption.

IoT Solutions revenue decreased by $9.2 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in IoT Solutions revenue was primarily driven by reduced demand from our largest customers in the current year as these customers applied greater emphasis on inventory management and order fulfillment, in addition to our decision to accept fewer less-profitable hardware deals in 2024.

IoT Connectivity revenue increased by $21.8 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in IoT Connectivity revenue was primarily driven by the acquisition of Twilio’s IoT business. Additional revenue growth was driven by SIM transfers from key strategic customers, organic growth in existing customers as a result of net new activations, and increased connectivity consumption.

IoT Solutions revenue decreased by $13.5 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in IoT Solutions revenue was primarily driven by reduced demand from our largest customers in the current year as these customers applied greater emphasis on inventory management and order fulfillment, in addition to our decision to accept fewer less-profitable hardware deals in 2024.

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

The tables below set forth our cost of revenue, exclusive of depreciation and amortization, for the three and six months ended June 30, 2024 and 2023, disaggregated by “cost of services” and “cost of products”:

	Three Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Cost of services	$22,919	$18,068	$4,851	26.8%
Cost of products	6,326	13,648	(7,322)	(53.6)%
Total cost of revenue	$29,245	$31,716	$(2,471)	(7.8)%

	Six Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Cost of services	46,865	34,611	$12,254	35.4%
Cost of products	16,593	27,422	(10,829)	(39.5)%
Total cost of revenue	$63,458	$62,033	$1,425	2.3%

The table below sets forth our revenue less our cost of revenue, excluding depreciation and amortization, as a percentage of revenue, based upon the categories of revenue and associated costs disaggregated by “cost of services” and “cost of products”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of services	60.0%	64.6%	59.9%	64.9%
Cost of products	40.0%	26.3%	38.3%	25.8%
Overall blended rate	56.9%	54.4%	55.9%	54.2%

Cost of services increased by $4.9 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in cost of services was primarily due to additional carrier costs related to the acquisition of the Twilio IoT business, along with SIM transfers and increased connectivity consumption across multiple carriers.

Cost of products decreased by $7.3 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in cost of products was primarily due to lower hardware sales volume from existing IoT Solutions customers.

Cost of services increased by $12.3 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in cost of services was primarily due to additional carrier costs related to the acquisition of the Twilio IoT business, along with SIM transfers and increased connectivity consumption across multiple carriers.

Cost of products decreased by $10.8 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in cost of products was primarily due to lower hardware sales volume from existing IoT Solutions customers.

The tables below set forth our cost of revenue, exclusive of depreciation and amortization, for the three and six months ended June 30, 2024 and 2023, disaggregated by “cost of IoT Connectivity” and “cost of IoT Solutions”:

	Three Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Cost of IoT Connectivity	$21,809	$16,816	$4,993	30%
Cost of IoT Solutions	7,436	14,900	(7,464)	(50)%
Total cost of revenue	$29,245	$31,716	$(2,471)	(8)%

	Six Months Ended June 30,		Year-over-Year Increase / (Decrease)
(in thousands)	2024	2023	$	%
Cost of IoT Connectivity	$44,485	$31,972	$12,513	39%
Cost of IoT Solutions	18,973	30,061	(11,088)	(37)%
Total cost of revenue	$63,458	$62,033	$1,425	2%

The table below sets forth our revenue less our cost of revenue, excluding depreciation and amortization, as a percentage of revenue, based upon the categories of revenue and associated costs disaggregated by “cost of IoT Connectivity” and “cost of IoT Solutions”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of IoT Connectivity	60.9%	65.2%	60.9%	65.2%
Cost of IoT Solutions	38.5%	29.9%	37.1%	31.1%
Overall blended rate	56.9%	54.4%	55.9%	54.2%

The cost of IoT Connectivity increased by $5.0 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in the cost of IoT Connectivity was primarily due to additional carrier costs driven by the acquisition of Twilio’s IoT business along with growth in connections across multiple carriers and increased connectivity consumption across those carriers from our existing customers.

During the three months ended June 30, 2024, the cost of IoT Connectivity as a percentage decreased 4.3% compared to three months ended June 30, 2023, primarily driven by the inclusion of the lower margin IoT Connectivity revenue from the acquisition of Twilio’s IoT business.

The cost of IoT Solutions decreased by $7.5 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in the cost of IoT Solutions was primarily due to decreased costs associated with lower IoT Solutions revenue from existing customers.

During the three months ended June 30, 2024, the cost of IoT Solutions as a percentage increased 8.6% as compared to the three months ended June 30, 2023, primarily driven by the volume mix of hardware sourced at a lower cost base as compared to prior year. Additional benefits have been realized from growth in residual partner agreements.

The cost of IoT Connectivity increased by $12.5 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in the cost of IoT Connectivity was primarily due to additional carrier costs driven by the acquisition of Twilio’s IoT business along with growth in connections across multiple carriers and increased connectivity consumption across those carriers from our existing customers.

During the six months ended June 30, 2024, the cost of IoT Connectivity as a percentage decreased 4.3% compared to the six months ended June 30, 2023, primarily driven by the inclusion of the lower margin IoT Connectivity revenue from the acquisition of Twilio’s IoT business.

The cost of IoT Solutions decreased by $11.1 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in the cost of IoT Solutions was primarily due to decreased costs associated with lower IoT Solutions revenue from existing customers.

During the six months ended June 30, 2024, the cost of IoT Solutions as a percentage increased 6.0% compared to the six months ended June 30, 2023, primarily driven by the volume mix of hardware sourced at a lower cost base as compared to prior year. Additional benefits have been realized from growth in residual partner agreements.

Selling, general, and administrative expenses

The following tables set forth the Company’s selling, general, and administrative expenses incurred during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Selling, general, and administrative expenses	$35,810	$32,563	$3,247	10%

	Six Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Selling, general, and administrative expenses	$71,177	$62,430	$8,747	14%

Selling, general, and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit, legal fees, and other general operating expenses.

SG&A increased by $3.3 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in SG&A expenses was primarily driven by an increase in personnel-related costs, including salaries and benefits including the additional headcount from the acquisition of Twilio’s IoT business, executive employee termination costs, and stock compensation.

SG&A increased by $8.8 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in SG&A expenses was primarily driven by an increase in personnel-related costs, including salaries and benefits including the additional headcount from the acquisition of Twilio’s IoT business, executive employee termination costs, and stock compensation.

Selling, general, and administrative expenses incurred with affiliates

The following table sets forth the Company’s sales, general, and administrative expenses incurred with affiliates during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Selling, general, and administrative expenses incurred with affiliates	$159	$329	*	*

	Six Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Selling, general, and administrative expenses incurred with affiliates	$329	$662	*	*

* Not meaningful

For the three and six months ended June 30, 2024, selling, general, and administrative (“SG&A”) expenses incurred with affiliates related solely to fees paid to HealthEZ, an ABRY Partners, LLC (“ABRY”) portfolio company. HealthEZ is the Company’s third-party health insurance administrator. ABRY beneficially owned approximately 29% of the Company’s outstanding common stock. ABRY is therefore considered an affiliate of the Company, and two of the Company’s Board members are employed by ABRY.

For the three and six months ended June 30, 2023, SG&A expenses incurred with affiliates related to expenses incurred to HealthEZ for administration of our health insurance plan, along with technical assistance services, rent, and professional services to two companies controlled by a key member of our subsidiary’s management team. We terminated the technical assistance services agreement on February 14, 2023 and the termination of the office lease and professional services agreement on June 29, 2023.

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

The following tables set forth a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(64,300)	$(19,499)	$(81,887)	$(37,989)
Income tax benefit	(1,437)	(495)	(1,857)	(864)
Interest expense, net	12,650	10,407	25,290	20,602
Depreciation and amortization	14,423	14,512	28,029	28,637
EBITDA	(38,664)	4,925	(30,425)	10,386
Goodwill impairment	45,381	—	45,381	—
Change in fair value of warrant liability	(4,365)	3	(6,686)	—
Transformation expenses	—	1,694	—	3,558
Acquisition costs	—	795	—	1,776
Integration-related restructuring costs	4,115	3,098	8,688	5,323
Stock-based compensation	3,963	3,005	6,671	5,575
Foreign currency loss	858	122	2,202	236
Other (1)	132	597	346	713
Adjusted EBITDA	$11,420	$14,239	$26,177	$27,567

(1) “Other” adjustments are comprised of adjustments for certain indirect or non-income based taxes.

Transformation expenses are related to the implementation of our strategic transformation plan and include the costs of a re-write of our core technology platform, expenses incurred to design certain new IoT Solutions, and “go-to-market” capabilities. These expenses were completed in 2023.

Integration-related restructuring costs for the three and six months ended June 30, 2024 were primarily comprised of retention bonuses, severances, license and subscription fees, and professional services related to integration of previously acquired businesses. For the three and six months ended June 30, 2023, these costs were primarily associated with legal, accounting diligence, quality of earnings, valuation, and search expenses related to the acquisition of the Twilio IoT business.

Key Operational Metrics

We review a number of operational metrics to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The operational metrics identified by management as key operational metrics are Total Number of Connections, Average Connections, Dollar-Based Net Expansion Rate, Total Contract Value, and Average Revenue per User.

Total Number of Connections and Average Connections

Our “Total Number of Connections at period end” constitutes the total of all our IoT Connectivity services connections, which includes the contribution of eSIMs but excludes certain connections where mobile carriers license our subscription management platform from us. The “Average Connections Count” is the simple average of the total connections during the relevant fiscal period(s) presented.

These metrics are the principal measures used by management to assess the growth of the business on a periodic basis, on a SIM and / or device-based perspective. We believe that investors also use these metrics for similar purposes.

The table below sets forth our Total Number of Connections as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Total Number of Connections at period end	18.6	million	18.5	million

The table below sets forth our Average Connections Count for the three and six months ended June 30, 2024 and 2023:

	June 30, 2024		June 30, 2023
Average Connections Count for the three months ended	18.5	million	16.5	million
Average Connections Count for the six months ended	18.3	million	15.8	million

Period-end and average connections as of both periods presented and for the three and six months ended June 30, 2024 included an increase of approximately 3.5 million connections related to the acquisition of Twilio’s IoT business.

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

The revenue included in the current period excludes revenue from (i) customers that are “non-go-forward” customers, meaning customers that have either communicated to KORE before the last day of the current period their intention not to provide future business to KORE or customers that KORE has determined are transitioning away from KORE based on a sustained multi-year time period of declines in revenue and (ii) new customers that started generating revenue after the end of the base period. For the purposes of calculating DBNER, if KORE acquires a company during the given period or the base period, then the revenue of a customer before the acquisition but during either the given period or the base period is included in the calculation. For example, to calculate our DBNER for the trailing 12 months ended June 30, 2024, we divide (i) revenue, for the trailing 12 months ended June 30, 2024, from go-forward customers that started generating revenue on or before June 30, 2023, by (ii) revenue, for the trailing 12 months ended June 30, 2023, from the same cohort of customers.

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

KORE’s DBNER was 92% for the twelve months ended June 30, 2024, as compared to 99% for the twelve months ended June 30, 2023. This decrease was primarily due to decreased IoT solutions revenue from certain IoT Solutions customers.

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

As of June 30, 2024, our sales funnel included over 1,148 opportunities with an estimated potential TCV of over $437 million. As of June 30, 2023, our sales funnel included over 1,500 opportunities with an estimated potential TCV of $660 million.

Average Revenue per User (“ARPU”)

ARPU is used by management as a measure to assess the revenue generated per connection. It is calculated by dividing the total IoT connectivity revenue during the period by the total number of connections during that same period. We believe that ARPU is an important metric for both management and investors to help in understanding the financial performance and effectiveness of the Company’s monetization per connection.

ARPU was $1.00 and $0.98 for the three months ended June 30, 2024 and 2023, respectively, and $1.03 and $0.98 for the six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund our operating costs, and satisfy other general business needs. Our liquidity requirements have historically arisen from our working capital needs, obligations to make scheduled payments of interest and principal on our indebtedness, and capital expenditures to facilitate the growth and expansion of the business, which was historically accomplished via acquisitions. We do not plan on any acquisitions in the foreseeable future.

Going forward, we may continue to utilize borrowings, including bank credit facilities and lines of credit, to fund our liquidity requirements. We are highly leveraged, and such borrowings may not be available with attractive terms or at all. We may also seek to raise additional capital through public or private offerings of equity, equity-related, or debt securities, depending upon market conditions. The use of any particular source of capital and funds will depend on market conditions and the availability, if any, of these sources.

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

Summary and Description of Financing Arrangements

The table below sets forth a summary of the Company’s outstanding long-term debt as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Term Loan - Whitehorse	$184,075	$185,000
Backstop Notes	120,000	120,000
Other borrowings	—	561
Total	$304,075	$305,561
Less: current portion of long-term debt	(1,850)	(2,411)
Less: debt issuance costs, net of accumulated amortization of $1.1 million and $0.8 million, respectively	(2,652)	(2,911)
Less: original issue discount	(3,710)	(4,130)
Total long-term debt and other borrowings, net	$295,863	$296,109

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

As of June 30, 2024 and December 31, 2023, there were no amounts outstanding on the Revolving Credit Facility.

The Credit Facilities are secured by substantially all of the Company’s subsidiaries’ assets. The Term Loan agreement restricts cash dividends and other distributions from the Company’s subsidiaries to the Company and also restricts the Company’s ability to pay cash dividends to its stockholders.

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

Other borrowings

The Company’s “other borrowings” as set forth on the foregoing table regarding the Company’s long-term debt related solely to a premium finance agreement entered into on August 3, 2022, to purchase a Directors and Officers insurance policy with a two-year policy term. The original amount borrowed was approximately $3.6 million at a fixed rate of 4.6% per annum, amortized over twenty months. The premium finance agreement required 20 fixed monthly principal and interest payments of approximately $0.2 million per month from August 15, 2022 to March 15, 2024. The balance was paid off during the six months ended June 30, 2024.

Mandatorily Redeemable Preferred Stock

The Company has authorized 35,000,000 shares of preferred stock and has issued to a single investor (Searchlight) who is currently the sole holder thereof, 152,857 shares of Series A-1 preferred stock, $0.0001 par value per share (the “Series A-1 preferred stock”), which is mandatorily redeemable for cash payable to the holder on November 15, 2033. The number of issued and outstanding shares are currently the same. The Series A-1 preferred stock has a liquidation preference of $1,000 per share.

The following table sets forth the number of shares and the carrying amounts of Series A-1 preferred stock as of June 30, 2024 and December 31, 2023:

		Carrying amount
($ in thousands)	Shares	June 30, 2024	December 31, 2023
Preferred stock issued November 15, 2023	150,000	$150,000	$150,000
Preferred stock issued December 13, 2023	2,857	2,857	2,857
Preferred stock issuance costs	N/A	(5,636)	(5,936)
Allocation of proceeds to preferred stock	N/A	(5,015)	(5,327)
Preferred stock, end of period	152,857	$142,206	$141,594

The Series A-1 preferred stock accrues dividends at a rate of 13% per year, compounded and payable quarterly, though cash payment of dividends must be declared by the Board, and are otherwise accrued, as further described below:

Searchlight, as the current sole owner of the Series A-1 preferred stock, is solely owed the accrued interest arising from the Series A-1 preferred stock outstanding, which interest is referred to in the preferred stock Certificate of Designations as “Dividends”. The “dividend rate” means, initially, 13% per annum, and dividends on each share of Series A-1 preferred stock shall (i) accrue on the liquidation preference of such share and on any accrued dividends on such share, on a daily basis from and including the issuance date of such share, whether or not declared, whether or not the Company has earnings and whether or not the Company has assets legally available to make payment thereof, at a rate equal to the dividend rate, (ii) compound quarterly and (iii) be payable quarterly in arrears, in accordance with the section, below, on each dividend payment date, commencing on December 31, 2023. Dividends on the Series A-1 preferred stock shall accrue on the basis of a 365-day year based on actual days elapsed. The amount of dividends payable with respect to any share of Series A-1 preferred stock for any dividend payment period shall equal the sum of the daily dividend amounts accrued with respect to such share during such dividend payment period.

Dividends on the Series A-1 preferred stock shall be payable in cash only if, as and when declared by the Board, and, if not declared by the Board, the amount of accrued Dividends shall be automatically increased, without any action on the part of the Company or any other person, in an amount equal to the amount of the Dividend to be paid. For further clarity, if the Board does not declare and pay in cash, or the Company otherwise for any reason fails to pay in cash, on any dividend payment date, the full amount of any accrued and unpaid Dividend on the Series A-1 preferred stock since the most recent dividend payment date, then the amount of such unpaid Dividend shall automatically be added to the amount of accrued Dividends on such share on the applicable dividend payment date without any action on the part of the Company or any other person.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$5,890	$1,303
Net cash used in investing activities	$(8,784)	$(10,245)
Net cash used in financing activities	$(1,739)	$(2,654)

Cash flows from operating activities

Cash provided by operating activities for the six months ended June 30, 2024 increased from 2023 primarily due to the accrual of interest payable to affiliate remaining unpaid, timing of accounts payable and receivable and change in fair value of warrant liabilities to affiliate.

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2024 and 2023 was primarily used for investments in internally developed software and purchases of property and equipment.

Cash flows from financing activities

Cash used in financing activities for the six months ended June 30, 2024, was primarily due to scheduled principal payments on the Term Loan. During 2023, cash used in financing activities was primarily due to scheduled principal payments on the prior term loan.

Cash Availability

We have the ability to defer cash payment of dividends (which are accounted for under GAAP as interest due to the debt-like features of the underlying instrument) due on the Series A-1 preferred stock, and plan to defer such payments in the near term in order to preserve cash for other purposes. As of June 30, 2024, we owed approximately $12.8 million in such dividend liability, which is due to an affiliate (Searchlight). We had a total of $47.2 million of purchase commitments payable that were not recorded as liabilities on our condensed consolidated balance sheet as of June 30, 2024, of which $13.8 million is expected to be purchased through the remainder of 2024.

As of June 30, 2024, we had approximately $22.3 million of cash on hand.

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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) of the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses in the Company’s internal control over financial reporting as reported in its Annual Report on Form 10-K.

Changes in internal control over financial reporting

During the quarter ended June 30, 2024, except for the changes related to the remediation of material weaknesses referenced above, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with regard to the Risk Factors disclosed in the Annual Report on Form 10-K except as set forth below.

The ultimate effect of the 1-for-5 reverse stock split on the market price of our common stock cannot be predicted with any certainty and shares of our common stock have likely experienced decreased liquidity as a result of such reverse stock split.

On July 1, 2024, the Company effected a 1-for-5 reverse stock split of its common stock. The liquidity of our common stock may be adversely affected given the reduced number of shares of our common stock that are now outstanding following the reverse stock split. As a result of the lower number of shares outstanding following the reverse stock split, the market for our common stock may also become more volatile, which may lead to reduced trading and a smaller number of market makers for our common stock. Our share price may not attract new investors, including institutional investors. In addition, the market price of our common stock may not satisfy the investing requirements of those investors. The trading liquidity of our common stock may not improve. All the foregoing risks may result in a material adverse effect to our stockholders.

Our liabilities exceed our assets, which may have a material adverse effect on our ability to raise further equity capital, refinance our debt on favorable terms or at all, or issue new debt.

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect that the book value of our liabilities exceeds the book value of our assets. Further, the fair value of our debt reflects a discount to its par (or principal) value. We may therefore face constraints on ability to raise further equity capital, refinance our debt on favorable terms or at all, or issue new debt, all of which could have a material adverse effect on our business.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock in each month of the second quarter of 2024:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2024 - April 30, 2024	—	$—	—	$—
May 1, 2024 - May 31, 2024	178,634	$3.65	—	$—
June 1, 2024 - June 30, 2024	13,969	$3.35	—	$—

(1) During the second quarter of 2024, the above shares of common stock were surrendered by employees vesting in RSUs in order to pay for applicable tax withholding. Under the KORE Group Holdings, Inc. 2021 Long-Term Stock Incentive Plan (“Incentive Plan”), participants may surrender shares as payment of applicable tax withholding on the vesting of equity awards. Shares so surrendered by participants in the Incentive Plan are repurchased pursuant to the terms of the Incentive Plan and / or applicable inducement award agreement and not pursuant to publicly announced share repurchase programs. The average price per share deemed paid is calculated using the closing stock price on the vesting date. These shares of common stock have been cancelled.

(2) All calculations have been adjusted to reflect the reverse stock split for all periods presented.

Working Capital Restrictions and Limitations Upon the Payment of Dividends

The Company’s ability to pay cash dividends to its stockholders is restricted by the terms of its financing agreements.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Preferred Dividend Arrearage

The Company’s Series A-1 preferred stock, ranking in priority to the Company’s common stock, allows for payment of dividends in arrears. As of August 14, 2024, the total amount of unpaid Series A-1 preferred stock dividends in arrears was $15.4 million.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 trading plan(s)

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act.

Restructuring Plan

On August 14, 2024, the Company has committed to a restructuring plan to streamline operations and reduce costs. It is estimated that the plan will impact between 170 and 240 employees and contractors in all areas across all functions. The Company estimates that it will incur restructuring charges approximately between $5.0 million and $6.0 million in connection with the plan during the third quarter of 2024. These charges are primarily related to severance payments and employee benefits. The Company expects substantially all of the actions associated with the plan to be completed by December 31, 2024.

The estimate of the charges that the Company expects to incur in connection with the plan, and the timing thereof, are subject to a number of assumptions, including local employment law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the plan.

ITEM 6.    EXHIBITS

Exhibit Number		Description

2.1	+
Agreement and Plan of Merger, dated as of March 12, 2021, by and among the Company, King Pubco, Inc., King Corp Merger Sub Inc., King LLC Merger Sub, LLC, and Maple Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).

2.2	+
Amendment No. 1 to Agreement and Plan of Merger, dated as of July 27, 2021, by and among the Registrant, King Pubco, Inc., King Corp Merger Sub Inc., King LLC Merger Sub, LLC and Maple Holdings Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).

2.3	+
Amendment No. 2 to Agreement and Plan of Merger, dated as of September 21, 2021, by and among the Registrant, King Pubco, Inc., King Corp Merger Sub Inc., King LLC Merger Sub, LLC and Maple Holdings Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).

3.1	+	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).
3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of KORE Group Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2024).

3.3	+	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).
3.4		Certificate of Designations of the Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 16, 2023).
3.5		Certificate of Designations of the Series A-2 Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on November 16, 2023).
4.1	+
Warrant Agreement, dated as of October 26, 2020, by and between Continental Stock Transfer & Trust Company and Cerberus Telecom Acquisition Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).

4.2	+
Assignment and Assumption Warrant Agreement, dated as of September 30, 2021, by and among Continental Stock Transfer & Trust Company, CTAC and the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 6, 2021).

4.6	+	Specimen Common Stock Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).
10.1	*†	General Release between the Company and Romil Bahl, dated May 4, 2024
10.2	*†	Form of KORE Group Holdings, Inc. Long-Term Cash Award Agreement
10.3	+
Subscription Agreement, dated as of March 12, 2021, by and between the Company and the undersigned subscriber party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).

10.4	+
Investor Rights Agreement dated as of September 30, 2021, by and among KORE, Cerberus Telecom Acquisition Holdings LLC, certain stockholders of KORE and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).

10.5	+
Amended & Restated Indenture, dated November 15, 2021, by and among the Company, KORE Wireless Group, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).

10.6	+
Backstop Agreement, dated as of July 27, 2021, by and between KORE Wireless Group, Inc. and Drawbridge Special Opportunities Fund LP (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).

10.7	+
Amendment to Backstop Agreement, dated November 15, 2021, by and among the Company, KORE Wireless Group, Inc. and Drawbridge Special Opportunities Fund LP (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).

10.8	+
Exchangeable Notes Purchase Agreement, dated as of October 28, 2021, by and among the Company, KORE Wireless Group, Inc., and the entities set forth on Schedule 1 therein (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).

10.9	+
Amendment to Exchangeable Notes Purchase Agreement, dated November 15, 2021, by and among the Company, KORE Wireless Group, Inc. and the entities set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).

Exhibit Number		Description
10.10	+
Credit Agreement, dated as of December 21, 2018, among KORE Wireless Group, Inc., Maple Intermediate Holdings Inc., UBS AG, Stamford Branch, the lenders party thereto, and the other loan parties thereto (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).

10.11	+
Incremental Amendment No. 1 to Credit Agreement, dated as of November 12, 2019, among KORE Wireless Group, Inc., Maple Intermediate Holdings Inc., UBS AG, Stamford Branch, the lenders party thereto, and the other loan parties thereto (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).

10.12	†+	KORE Group Holdings, Inc. 2021 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement filed on Form S-8 on January 4, 2022).
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS		Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith.
**    Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
†This document has been identified as a compensatory agreement.
+    Exhibit is included to correct an inaccurate hyperlink included in the Exhibit Index to the Company’s Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KORE Group Holdings, Inc.

Date: August 14, 2024	By:	/s/ Ronald Totton
Ronald Totton
Interim President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Paul Holtz
Paul Holtz
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)