Form 10-Q/A
period 2024-06-30
KORE Group Holdings, Inc.
filed 2024-11-19
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q/A
(Amendment No. 1)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of August 12, 2024, there were 17,092,784 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

KORE Group Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Form 10-Q”) to amend and restate certain items in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2024 (the “Original Form 10-Q”).

Restatement Background

As previously disclosed in Item 4.02 the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2024, subsequent to the filing of the Original Form 10-Q, the Company identified an error related to the calculation of the goodwill impairment which was reflected in the Company’s Unaudited Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2024 (the “Affected Period”). As a result of this calculation error in the second quarter of 2024, “Operating loss” for the three and six month periods ended June 30, 2024 was understated by $17.7 million in the Company’s Unaudited Condensed Consolidated Statements of Operations, and at the same time, “Goodwill” as of June 30, 2024 was overstated by the same amount in the Company’s Unaudited Condensed Consolidated Balance Sheet for the Affected Period included within the Original Form 10-Q (together, these adjustments are referred to as the “Restatement Adjustments”).

Additionally, as of and for the three and six months ended June 30, 2024, the Company identified other immaterial errors that have also been corrected with this filing (together, referred to as the “Immaterial Error Corrections”. The primary immaterial error that the Company identified was an error related to goodwill impairment and deferred taxes recorded at the goodwill impairment dates of the third quarter of 2023 and at year-end 2022. This accounting error occurred due to the need for a “simultaneous equation” that was required to be performed to accurately reflect the fact that the goodwill impairment occurred when the Company had tax deductible goodwill. In such cases, a simultaneous equation must be performed in order to properly reflect the balances of the remaining goodwill, deferred taxes, and impairment expense, to avoid increasing the value of the Company higher than the fair value used in the impairment calculation, as impairment expense decreases a deferred tax liability in the absence of controlling for that effect by performing a simultaneous equation in the calculation of impairment. Management evaluated the effect of the error on the quarterly condensed consolidated financial statements for the second quarter of 2024, the condensed consolidated quarterly and consolidated annual financial statements for 2023, and the annual consolidated financial statements for 2022, and concluded the error was not material. As a result, in the second quarter of 2024, the Company recorded an out of period adjustment to record an additional goodwill impairment of $2.8 million as of and for the period ended June 30, 2024, as a net result of additional goodwill impairment from prior periods increased by the deferred income tax effect.

On November 11, 2024 (the “Determination Date”), the Company’s management, in consultation with the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), and in consultation with the Company’s independent registered public accounting firm, BDO USA, P.C., concluded that the Company’s previously issued Unaudited Condensed Consolidated Financial Statements for the Affected Period, as filed within the Original Form 10-Q, should no longer be relied upon. Accordingly, the Company concluded as of the Determination Date that such statements should be restated to correct the error in the calculation of the goodwill impairment as described in the preceding paragraph and the other identified immaterial errors.

The calculation errors in the Unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2024 do not impact “Revenue,” “Cost of revenue,” management incentive compensation, or any disclosed non-GAAP metrics, including Adjusted EBITDA.

Items Amended in this Filing

The Company is filing this Amended Form 10-Q for the quarter ended June 30, 2024 to amend and restate the following items included in the Original Form 10-Q:

Part I - Item 1. Financial Statements (Unaudited);
Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I - Item 4. Controls and Procedures;
Part II - Item 1A. Risk Factors; and
Part II - Item 6. Exhibits.

In addition, the Company has corrected the number of shares of common stock, par value $0.0001 per share (“common stock”), outstanding as of August 12, 2024, on the cover page of this Amended Form 10-Q in order to exclude 1,000,000 treasury shares that were erroneously included in the number of shares of common stock outstanding on the cover page of the Original Form 10-Q.

Finally, the Company has included in this Amended Form 10-Q updated certifications executed by the Company’s principal executive officer and principal financial officer as of the date of this Amended Form 10-Q as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The updated certifications are included hereto as Exhibits 31.1, 31.2, 32.1, and 32.2.

Pursuant to Rule 12b-15, this Amended Form 10-Q sets forth the complete text of each item listed above, as amended. Except for such items, this Amended Form 10-Q does not amend, update or change any other items or disclosures in the Original Form 10-Q and continues to describe the conditions as of the date of the Original Form 10-Q. As such, except as set forth herein, we have not updated or modified the disclosures contained in the Original Form 10-Q to reflect any events that have occurred after the Original Form 10-Q.

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

KORE Group Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(As Restated)
ASSETS
Current assets:
Cash	$22,260	$27,137
Accounts receivable, net	45,148	52,413
Inventories, net	7,842	8,215
Prepaid expenses and other current assets	11,369	14,222
Total current assets	86,619	101,987
Noncurrent assets:
Restricted cash	299	300
Property and equipment, net	10,383	10,956
Intangible assets, net	148,059	167,587
Goodwill	228,841	294,974
Operating lease right-of-use assets	9,131	9,367
Other non-current assets	4,386	1,813
Total assets	$487,718	$586,984

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$21,381	$23,983
Accrued liabilities	24,350	23,421
Current portion of operating lease liabilities	1,522	1,446
Deferred revenue	8,531	9,044
Current portion of long-term debt and other borrowings, net	1,850	2,411
Warrant liabilities to affiliates	4,978	11,664
Total current liabilities	62,612	71,969
Noncurrent liabilities:
Operating lease liabilities	9,021	9,446
Long-term debt and other borrowings, net	295,863	296,109
Deferred income tax liabilities, net	7,474	13,795
Accrued interest due to affiliate	12,766	2,530
Mandatorily redeemable preferred stock due to affiliate, net	142,206	141,594
Other liabilities	14,936	14,568
Total liabilities	544,878	550,011
Commitments and Contingencies
Stockholders’ (deficit) equity:
Common stock, voting, par value $0.0001 per share; 315,000,000 shares authorized; 17,982,993 shares issued and 16,982,993 outstanding as of June 30, 2024, and 17,476,530 shares issued and 16,476,530 outstanding as of December 31, 2023	8	8
Additional paid-in capital	467,439	461,069
Accumulated other comprehensive loss	(5,353)	(6,070)
Accumulated deficit	(516,500)	(415,280)
Treasury stock, at cost, 1,000,000 shares	(2,754)	(2,754)
Total stockholders’ (deficit) equity	(57,160)	36,973
Total liabilities and stockholders’ (deficit) equity	$487,718	$586,984
See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)
Revenue
Services	$57,318	$51,023	$116,958	$98,573
Products	10,550	18,513	26,885	36,938
Total revenue	67,868	69,536	143,843	135,511
Cost of revenue
Services	22,919	18,068	46,865	34,611
Products	6,326	13,648	16,593	27,422
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	29,245	31,716	63,458	62,033
Operating expenses
Selling, general, and administrative expenses	34,877	32,563	70,244	62,430
Selling, general, and administrative expenses incurred with affiliates	159	329	329	662
Depreciation and amortization	14,423	14,512	28,029	28,637
Goodwill impairment	65,864	—	65,864	—
Total operating expenses	115,323	47,404	164,466	91,729
Operating loss	(76,700)	(9,584)	(84,081)	(18,251)
Other expense (income)
Interest expense, including amortization of deferred financing costs	7,976	10,298	15,729	20,618
Interest expense incurred with affiliate, including amortization of deferred financing costs	5,049	—	10,236	—
Interest income	(375)	(99)	(675)	(229)
Change in fair value of warrant liabilities to affiliates	(4,365)	3	(6,686)	—
Other expense, net	302	208	609	213
Loss before income taxes	(85,287)	(19,994)	(103,294)	(38,853)
Income tax benefit	(1,654)	(495)	(2,074)	(864)
Net loss	$(83,633)	$(19,499)	$(101,220)	$(37,989)

Loss per share:
Basic and diluted	$(4.37)	$(1.22)	$(5.31)	$(2.43)
Weighted average shares outstanding:
Basic and diluted	19,147,677	15,969,860	19,069,876	15,639,241

Comprehensive loss
Net loss	$(83,633)	$(19,499)	$(101,220)	$(37,989)
Other comprehensive loss:
Foreign currency translation adjustment	477	130	717	258
Comprehensive loss	$(83,156)	$(19,369)	$(100,503)	$(37,731)

See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)
Par value of common stock
Balance, beginning of period	$8	$8	$8	$8
Balance, end of period	8	8	8	8

Additional paid-in capital
Balance, beginning of period	463,777	437,677	461,069	435,292
Common stock issued pursuant to acquisition	—	14,700	—	14,700
Stock-based compensation expense	3,731	3,005	6,439	5,575
Shares withheld related to net share settlement	(69)	—	(69)	(185)
Balance, end of period	467,439	455,382	467,439	455,382

Accumulated other comprehensive loss
Balance, beginning of period	(5,830)	(6,262)	(6,070)	(6,390)
Foreign currency translation adjustment	477	130	717	258
Balance, end of period	(5,353)	(6,132)	(5,353)	(6,132)

Accumulated deficit
Balance, beginning of period	(432,867)	(266,728)	(415,280)	(248,238)
Net loss	(83,633)	(19,499)	(101,220)	(37,989)
Balance, end of period	(516,500)	(286,227)	(516,500)	(286,227)

Treasury stock, at cost
Balance, beginning of period	(2,754)	—	(2,754)	—
Balance, end of period	(2,754)	—	(2,754)	—

Total Stockholders’ (Deficit) Equity	$(57,160)	$163,031	$(57,160)	$163,031

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

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

The Company identified an error related to the calculation of the goodwill impairment which was reflected in the Company’s Unaudited Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2024 (the “Affected Period”). As a result of this calculation error in the second quarter of 2024, “Operating loss” for the three and six month periods ended June 30, 2024 was understated by $17.7 million in the Company’s Unaudited Condensed Consolidated Statements of Operations, and at the same time, “Goodwill” as of June 30, 2024 was overstated by the same amount in the Company’s Unaudited Condensed Consolidated Balance Sheet for the Affected Period included within the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2024 (together, these adjustments are referred to as the “Restatement Adjustments”). Additionally, as of and for the three and six months ended June 30, 2024, the Company identified other immaterial errors that have also been corrected herein (together, referred to as the “Immaterial Error Corrections”).

Additionally, as of and for the three and six months ended June 30, 2024, the Company identified other immaterial errors that have also been corrected with this filing (together, referred to as the “Immaterial Error Corrections”. The primary immaterial error that the Company identified was an error related to goodwill impairment and deferred taxes recorded at the goodwill impairment dates of the third quarter of 2023 and at year-end 2022. This accounting error occurred due to the need for a “simultaneous equation” that was required to be performed to accurately reflect the fact that the goodwill impairment occurred when the Company had tax deductible goodwill. In such cases, a simultaneous equation must be performed in order to properly reflect the balances of the remaining goodwill, deferred taxes, and impairment expense, to avoid increasing the value of the Company higher than the fair value used in the impairment calculation, as impairment expense decreases a deferred tax liability in the absence of controlling for that effect by performing a simultaneous equation in the calculation of impairment. Management evaluated the effect of the error on the quarterly condensed consolidated financial statements for the second quarter of 2024, the condensed consolidated quarterly and consolidated annual financial statements for 2023, and the annual consolidated financial statements for 2022, and concluded the error was not material. As a result, in the second quarter of 2024, the Company recorded an out of period adjustment to record an additional goodwill impairment of $2.8 million as of and for the period ended June 30, 2024, as a net result of additional goodwill impairment from prior periods increased by the deferred income tax effect.

The only financial statements and financial statement line items that were impacted by the Restatement Adjustments and Immaterial Error Corrections are included below.

The tables below set forth the impact of the Restatement Adjustments and Immaterial Error Corrections on the Company’s Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024:

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2024
(In thousands, except share and per share data)	Reported	Restatement Adjustments	Immaterial Error Corrections	As Restated
Operating expenses
Selling, general, and administrative expenses	$35,810	$—	$(933)	$34,877
Goodwill impairment	45,381	17,699	2,784	65,864
Total operating expenses	95,773	17,699	1,851	115,323
Operating loss	(57,150)	(17,699)	(1,851)	(76,700)
Loss before income taxes	(65,737)	(17,699)	(1,851)	(85,287)
Income tax benefit	(1,437)	303	(520)	(1,654)
Net loss	$(64,300)	$(18,002)	$(1,331)	$(83,633)

Loss per share:
Basic and diluted	$(3.36)	$(0.94)	$(0.07)	$(4.37)

Comprehensive loss	$(63,823)	$(18,002)	$(1,331)	$(83,156)

	Six Months Ended June 30, 2024
(In thousands, except share and per share data)	Reported	Restatement Adjustments	Immaterial Error Corrections	As Restated
Operating expenses
Selling, general, and administrative expenses	$71,177	$—	$(933)	$70,244
Goodwill impairment	45,381	17,699	2,784	65,864
Total operating expenses	144,916	17,699	1,851	164,466
Operating loss	(64,531)	(17,699)	(1,851)	(84,081)
Loss before income taxes	(83,744)	(17,699)	(1,851)	(103,294)
Income tax benefit	(1,857)	303	(520)	(2,074)
Net loss	$(81,887)	$(18,002)	$(1,331)	$(101,220)

Loss per share:
Basic and diluted	$(4.29)	$(0.95)	$(0.07)	$(5.31)

Comprehensive loss	$(81,170)	$(18,002)	$(1,331)	$(100,503)

The table below sets forth the impact of the Restatement Adjustments and Immaterial Error Corrections on the Company’s Unaudited Condensed Consolidated Balance Sheet as of June 30, 2024:

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2024
(in thousands)	Reported	Restatement Adjustments	Immaterial Error Corrections	As Restated
Current assets:
Accounts receivable, net	$46,667	$—	$(1,519)	$45,148
Prepaid expenses and other current assets	11,443	(74)	—	11,369
Total current assets	88,212	(74)	(1,519)	86,619
Noncurrent assets:
Goodwill	249,324	(17,699)	(2,784)	228,841
Total assets	$509,794	$(17,773)	$(4,303)	$487,718

Current liabilities:
Accrued liabilities	$26,713	$90	$(2,453)	$24,350
Total current liabilities	64,975	90	(2,453)	62,612
Noncurrent liabilities:
Deferred tax liabilities, net	7,854	139	(519)	7,474
Total liabilities	547,621	229	(2,972)	544,878
Stockholders’ (deficit) equity
Accumulated deficit	(497,167)	$(18,002)	$(1,331)	(516,500)
Total stockholders’ equity	(37,827)	(18,002)	(1,331)	(57,160)
Total liabilities and stockholders’ equity	$509,794	$(17,773)	$(4,303)	$487,718

The tables below set forth the impact of the Restatement Adjustments and Immaterial Error Corrections on the Company’s Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024
(in thousands)	Reported	Restatement Adjustments	Immaterial Error Corrections	As Restated
Accumulated Deficit
Net Loss	$(64,300)	$(18,002)	$(1,331)	$(83,633)
Balance, end of period	(497,167)	(18,002)	(1,331)	(516,500)
Total Stockholders’ (Deficit) Equity	$(37,827)	$(18,002)	$(1,331)	$(57,160)

	Six Months Ended June 30, 2024
(in thousands)	Reported	Restatement Adjustments	Immaterial Error Corrections	As Restated
Accumulated Deficit
Net Loss	$(81,887)	$(18,002)	$(1,331)	$(101,220)
Balance, end of period	(497,167)	(18,002)	(1,331)	(516,500)
Total Stockholders’ (Deficit) Equity	$(37,827)	$(18,002)	$(1,331)	$(57,160)

There was no impact on the Unaudited Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 2024.

Where appropriate, the financial disclosures in the footnotes to the Unaudited Condensed Consolidated Financial Statements impacted by the Restatement Adjustments and Immaterial Error Corrections have been updated.

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

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Reclassifications

Certain immaterial amounts reported in prior periods in the condensed consolidated financial statements have been corrected and reclassified to conform to the current year’s presentation. To appropriately reflect the long-term nature of the obligation regarding the interest accrued on the mandatorily redeemable preferred stock, the amount of “accrued interest due to affiliate” of $2.5 million on the condensed consolidated balance sheet as of December 31, 2023 has been reclassified to noncurrent liabilities. See Note 10 — Related Party Transactions.

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

NOTE 3 – ACCOUNTS RECEIVABLE

The following table sets forth the details of the Company’s accounts receivable, net balances included on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2024	December 31, 2023
(in thousands)	(As Restated)
Accounts receivable	$45,562	$52,843
Less: allowance for credit losses	(414)	(430)
Accounts receivable, net	$45,148	$52,413

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

(As Restated)

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

As a result of the Company’s goodwill impairment testing, the Company concluded that the carrying value of the Company exceeded its estimated fair value and recorded a goodwill impairment loss of approximately $65.9 million, which represents the impairment loss subsequent to December 31, 2023, for both the three and six months ended June 30, 2024. No such impairment charges were recorded for the three and six months ended June 30, 2023.

NOTE 5 – CONDENSED CONSOLIDATED FINANCIAL STATEMENT DETAILS

The following table sets forth the details of prepaid expenses and other current assets included on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
(in thousands)	(As Restated)
Prepaid expenses	$7,265	$7,411
Credit card receivables in-transit	1,718	2,635
Sales taxes receivable	1,021	616
Deposits	950	2,061
Income taxes receivable	415	1,499
Total prepaid expenses and other current assets	$11,369	$14,222

The following table sets forth the details of accrued liabilities included on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2024	December 31, 2023
(in thousands)	(As Restated)
Accrued cost of revenue	$6,040	$4,728
Sales and other taxes payable	2,837	4,999
Accrued payroll and related costs	4,901	4,623
Interest payable	4,438	4,459
Accrued carrier costs	3,790	3,725
Income taxes payable	2,155	615
Other	189	272
Total accrued liabilities	$24,350	$23,421

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

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The table below sets forth a reconciliation of the basic and diluted earnings per share (“EPS”) calculations for the three and six months ended June 30, 2024 and 2023:

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2024	2023	2024	2023
	(As Restated)		(As Restated)
Numerator:
Net loss	$(83,633)	$(19,499)	$(101,220)	$(37,989)

Denominator:
Weighted average shares outstanding - basic	19,147,677	15,969,860	19,069,876	15,639,241
Effect of dilutive equity awards (1)	—	—	—	—
Weighted average shares outstanding - diluted	19,147,677	15,969,860	19,069,876	15,639,241

Net loss per share:
Basic	$(4.37)	$(1.22)	$(5.31)	$(2.43)
Diluted	$(4.37)	$(1.22)	$(5.31)	$(2.43)

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Transactions with affiliates of the Company

Searchlight

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report on Form 10-K”) and unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023, together with related notes thereto. Unless the context otherwise requires, all references in this Amendment No. 1 on Form 10-Q/A to “the Company” “KORE,” “us,” “our,” “ours,” or “we” refer to KORE Group Holdings, Inc. Certain terms are defined in our Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Amendment No. 1 on Form 10-Q/A contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of macroeconomic conditions on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A. “Risk Factors” of this Amendment No. 1 on Form 10-Q/A and Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Amendment No. 1 on Form 10-Q/A and in the Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views only as of the date such statements are made. The risks summarized under Item 1A. “Risk Factors” in the Annual Report on Form 10-K and under Item 1A. “Risk Factors” in this Amendment No. 1 on Form 10-Q/A could cause actual results and performance to differ materially from those set forth in or implied by our forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us.

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

In this Amendment No. 1 on Form 10-Q/A, we have restated our previously issued Unaudited Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2024 (the “Affected Period”). As a result, we have also revised certain previously reported financial information for the Affected Period in this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including, but not limited to, information within the “Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023” section to conform the discussion with the appropriate restated amounts. See Part I, Item 1. “Financial Statements (Unaudited),” Note 1 – Summary of Significant Accounting Policies for additional information related to the restatement.

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

Selling, general, and administrative expenses

The following tables set forth the Company’s selling, general, and administrative expenses incurred during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Year-over-Year Increase / (Decrease)
	2024	2023	$	%
($ in thousands)	(As Restated)		(As Restated)	(As Restated)
Selling, general, and administrative expenses	$34,877	$32,563	$2,314	7%

	Six Months Ended June 30,		Year-over-Year Increase / (Decrease)
	2024	2023	$	%
($ in thousands)	(As Restated)		(As Restated)	(As Restated)
Selling, general, and administrative expenses	$70,244	$62,430	$7,814	13%

Selling, general, and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit, legal fees, and other general operating expenses.

SG&A increased by $2.3 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in SG&A expenses was primarily driven by an increase in personnel-related costs, including salaries and benefits including the additional headcount from the acquisition of Twilio’s IoT business, executive employee termination costs, and stock compensation.

SG&A increased by $7.8 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in SG&A expenses was primarily driven by an increase in personnel-related costs, including salaries and benefits including the additional headcount from the acquisition of Twilio’s IoT business, executive employee termination costs, and stock compensation.

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

The following tables set forth a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)	(As Restated)		(As Restated)
Net loss	$(83,633)	$(19,499)	$(101,220)	$(37,989)
Income tax benefit	(1,654)	(495)	(2,074)	(864)
Interest expense, net	12,650	10,407	25,290	20,602
Depreciation and amortization	14,423	14,512	28,029	28,637
EBITDA	(58,214)	4,925	(49,975)	10,386
Goodwill impairment	65,864	—	65,864	—
Change in fair value of warrant liability	(4,365)	3	(6,686)	—
Transformation expenses	—	1,694	—	3,558
Acquisition costs	—	795	—	1,776
Integration-related restructuring costs	4,115	3,098	8,688	5,323
Stock-based compensation	3,963	3,005	6,671	5,575
Foreign currency loss	858	122	2,202	236
Other (1)	(801)	597	(587)	713
Adjusted EBITDA	$11,420	$14,239	$26,177	$27,567

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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure controls and procedures

The Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. At the time of the filing of the Company’s Original Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses in the Company’s internal control over financial reporting as reported in its Annual Report on Form 10-K. Subsequent to that evaluation, on November 11, 2024, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of June 30, 2024 due to the foregoing material weaknesses and the continuing material weaknesses in the Company’s internal control over financial reporting as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following additional unremediated material weakness in internal control over financial reporting as of June 30, 2024.

Subsequent to the filing of the Original Form 10-Q, the Company concluded that it did not design effective management review controls related to the calculation of, and disclosure of, goodwill impairment. This continued material weakness in the Company’s Financial Statement Close Process resulted in a material error in the Company’s previously issued Unaudited Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2024 included in the Original Form 10-Q leading to the restatement of these financial statements in this Amendment No. 1 on Form 10-Q/A.

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

As of the date of this Amendment No. 1 on Form 10-Q/A, there have been no material changes with regard to the Risk Factors disclosed in the Annual Report on Form 10-K except as set forth below.

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

The unaudited condensed consolidated financial statements included in this Amendment No. 1 on Form 10-Q/A reflect that the book value of our liabilities exceeds the book value of our assets. Further, the fair value of our debt reflects a discount to its par (or principal) value. We may therefore face constraints on ability to raise further equity capital, refinance our debt on favorable terms or at all, or issue new debt, all of which could have a material adverse effect on our business.

We face risks related to the restatement of our previously issued condensed consolidated financial statements and financial information for the interim financial period for the second quarter of 2024, which may adversely impact our business.

As described in Item 4.02 of our Current Report on Form 8-K filed with the SEC on November 12, 2024, during the preparation of our condensed consolidated financial statements for the quarter ended September 30, 2024, we concluded that the Company’s previously issued unaudited condensed consolidated financial statements contained within the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which was originally filed with the SEC on August 14, 2024 (the “Original Form 10-Q”), should no longer be relied upon, and that such financial statements should be restated. It was concluded that the Company’s goodwill impairment expense was materially misstated in the second quarter of 2024. The conclusion was based on management’s determination that it miscalculated its goodwill impairment for the quarter ending June 30, 2024 by deducting debt issuance costs from the fair value of the debt which was then used to determine the value of the Company’s goodwill impairment at that time. The debt issuance costs should not have been deducted from the fair value of the associated debt.

As a result of the restatement, we are subject to a number of additional risks and uncertainties which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face many risks and challenges related to the restatement, including the risk that the processes undertaken to effect the restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement. We are also at risk of potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, or other claims arising from the restatement. As of the date of this Amendment No. 1 on Form 10-Q/A, we are not aware of any such disputes arising out of the restatement. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

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

4.6	+	Specimen Common Stock Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).
10.1	†	General Release between the Company and Romil Bahl, dated May 4, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2024).
10.2	†	Form of KORE Group Holdings, Inc. Long-Term Cash Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2024).
10.3	+
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KORE Group Holdings, Inc.

Date: November 19, 2024	By:	/s/ Ronald Totton
Ronald Totton
President and Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Paul Holtz
Paul Holtz
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)