Form 10-Q
period 2024-09-30
KORE Group Holdings, Inc.
filed 2024-11-19
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of November 18, 2024, there were 17,008,356 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

KORE Group Holdings, Inc. (the “Company”) filed Amendment No. 1 on Form 10-Q/A (the “Amended Form 10-Q”) to amend and restate certain items in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 on November 19, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2024 (the “Original Form 10-Q”).

Restatement Background

As previously disclosed in Item 4.02 the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2024, subsequent to the filing of the Original Form 10-Q for the quarter ended June 30, 2024, the Company identified an error related to the calculation of the goodwill impairment which was reflected in the Company’s Unaudited Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2024 (the “Affected Period”). As a result of this calculation error in the second quarter of 2024, “Operating loss” for the three and six month periods ended June 30, 2024 was understated by $17.7 million in the Company’s Unaudited Condensed Consolidated Statements of Operations, and at the same time, “Goodwill” as of June 30, 2024 was overstated by the same amount in the Company’s Unaudited Condensed Consolidated Balance Sheet for the Affected Period included within the Original Form 10-Q (together, these adjustments are referred to as the “Restatement Adjustments”).

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

The calculation errors in the Unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2024 did not impact “Revenue,” “Cost of revenue,” management incentive compensation, or any disclosed non-GAAP metrics, including Adjusted EBITDA; however, the calculation errors impacted the total goodwill impairment and operating expenses recognized for the nine months ended September 30, 2024, and also impacted the beginning equity balance on the statement of stockholders’ equity for the three months ended September 30, 2024.

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

KORE Group Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$18,607	$27,137
Accounts receivable, net	45,812	52,413
Inventories, net	7,554	8,215
Prepaid expenses and other current assets	11,501	14,222
Total current assets	83,474	101,987
Noncurrent assets:
Restricted cash	302	300
Property and equipment, net	9,513	10,956
Intangible assets, net	138,738	167,587
Goodwill	228,841	294,974
Operating lease right-of-use assets	8,874	9,367
Other non-current assets	4,173	1,813
Total assets	$473,915	$586,984

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$22,685	$23,983
Accrued liabilities	25,287	23,421
Current portion of operating lease liabilities	1,521	1,446
Deferred revenue	7,794	9,044
Current portion of long-term debt and other borrowings, net	1,850	2,411
Warrant liabilities to affiliates	5,315	11,664
Total current liabilities	64,452	71,969
Noncurrent liabilities:
Operating lease liabilities	8,721	9,446
Long-term debt and other borrowings, net	295,761	296,109
Deferred income tax liabilities, net	6,299	13,795
Accrued interest due to affiliate	18,193	2,530
Mandatorily redeemable preferred stock due to affiliate, net	142,491	141,594
Other liabilities	15,235	14,568
Total liabilities	551,152	550,011
Commitments and Contingencies
Stockholders’ (deficit) equity:
Common stock, voting, par value $0.0001 per share; 315,000,000 shares authorized; 18,112,169 shares issued and 16,919,432 outstanding as of September 30, 2024, and 17,476,530 shares issued and 16,476,530 outstanding as of December 31, 2023	8	8
Additional paid-in capital	467,480	461,069
Accumulated other comprehensive loss	(5,632)	(6,070)
Accumulated deficit	(535,908)	(415,280)
Treasury stock, at cost, 1,192,737 shares as of September 30, 2024, and 1,000,000 shares as of December 31, 2023	(3,185)	(2,754)
Total stockholders’ (deficit) equity	(77,237)	36,973
Total liabilities and stockholders’ (deficit) equity	$473,915	$586,984
See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Services	$58,204	$57,046	$175,162	$155,619
Products	10,716	11,587	37,601	48,525
Total revenue	68,920	68,633	212,763	204,144
Cost of revenue
Services	22,951	22,794	69,816	57,405
Products	7,768	8,202	24,361	35,624
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	30,719	30,996	94,177	93,029
Operating expenses
Selling, general, and administrative expenses	29,458	32,610	99,702	95,040
Selling, general, and administrative expenses incurred with affiliates	155	168	484	830
Depreciation and amortization	14,214	14,457	42,243	43,094
Goodwill impairment	—	78,255	65,864	78,255
Total operating expenses	43,827	125,490	208,293	217,219
Operating loss	(5,626)	(87,853)	(89,707)	(106,104)
Other expense (income)
Interest expense, including amortization of deferred financing costs	7,844	10,483	23,573	31,109
Interest expense incurred with affiliate, including amortization of deferred financing costs	5,427	—	15,663	—
Interest income	(212)	(209)	(887)	(438)
Change in fair value of warrant liabilities to affiliates	337	(14)	(6,349)	(14)
Other expense, net	798	341	1,407	546
Loss before income taxes	(19,820)	(98,454)	(123,114)	(137,307)
Income tax benefit	(412)	(3,093)	(2,486)	(3,957)
Net loss	$(19,408)	$(95,361)	$(120,628)	$(133,350)

Loss per share:
Basic and diluted	$(1.00)	$(5.50)	$(6.28)	$(8.23)
Weighted average shares outstanding:
Basic and diluted	19,458,102	17,331,056	19,200,229	16,209,376

Comprehensive loss
Net loss	$(19,408)	$(95,361)	$(120,628)	$(133,350)
Other comprehensive loss:
Foreign currency translation adjustment	(279)	(230)	438	28
Comprehensive loss	$(19,687)	$(95,591)	$(120,190)	$(133,322)

See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Par value of common stock
Balance, beginning of period	$8	$9	$8	$8
Common stock issued pursuant to acquisition	—	—	—	1
Balance, end of period	8	9	8	9

Additional paid-in capital
Balance, beginning of period	467,439	455,381	461,069	435,292
Common stock issued pursuant to acquisition	—	—	—	14,699
Stock-based compensation expense	771	3,435	7,210	9,010
Shares withheld related to net share settlement	(730)	—	(799)	(185)
Private offering and merger financing refund	—	231	—	231
Balance, end of period	467,480	459,047	467,480	459,047

Accumulated other comprehensive loss
Balance, beginning of period	(5,353)	(6,132)	(6,070)	(6,390)
Foreign currency translation adjustment	(279)	(230)	438	28
Balance, end of period	(5,632)	(6,362)	(5,632)	(6,362)

Accumulated deficit
Balance, beginning of period	(516,500)	(286,227)	(415,280)	(248,238)
Net loss	(19,408)	(95,361)	(120,628)	(133,350)
Balance, end of period	(535,908)	(381,588)	(535,908)	(381,588)

Treasury stock, at cost
Balance, beginning of period	(2,754)	—	(2,754)	—
Purchase of treasury stock	(431)	—	(431)	—
Balance, end of period	(3,185)	—	(3,185)	—

Total Stockholders’ (Deficit) Equity	$(77,237)	$71,106	$(77,237)	$71,106

See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$7,066	$4,493

Investing activities:
Purchases of property and equipment	(1,944)	(3,410)
Additions to intangible assets	(10,233)	(12,186)
Net cash used in investing activities	$(12,177)	$(15,596)

Financing activities:
Repayment of debt	(1,948)	(3,990)
Purchases of treasury stock	(431)	—
Private offering and merger financing refund	—	231
Principal payments under finance lease obligations	(208)	—
Payment of employee tax withholdings through cancelled shares of stock	(799)	—
Net cash used in financing activities	$(3,386)	$(3,759)
Effect of exchange rate changes on cash	(31)	(82)
Net decrease in cash and restricted cash	$(8,528)	$(14,944)
Cash and restricted cash, beginning of period	$27,437	$35,007
Cash and restricted cash, end of period	$18,909	$20,063

Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$485	$1,629
Non-cash consideration (stock) issued for acquisition	$—	$14,700

Reconciliation of cash and restricted cash, end of period:
Cash	$18,607	$19,767
Restricted cash	302	296
Total cash and restricted cash, end of period:	$18,909	$20,063
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

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

The Company identified an error related to the calculation of the goodwill impairment which was reflected in the Company’s Unaudited Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2024 (the “Affected Period”). As a result of this calculation error in the second quarter of 2024, “Operating loss” for the three and six month periods ended June 30, 2024 was understated by $17.7 million in the Company’s Unaudited Condensed Consolidated Statements of Operations, and at the same time, “Goodwill” as of June 30, 2024 was overstated by the same amount in the Company’s Unaudited Condensed Consolidated Balance Sheet for the Affected Period included within the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2024 (together, these adjustments are referred to as the “Restatement Adjustments”). Additionally, as of and for the three and six months ended June 30, 2024, the Company identified other immaterial errors that were also corrected (together, referred to as the “Immaterial Error Corrections”).

The only financial statements and financial statement line items of the third quarter of 2024 that were impacted by the Restatement Adjustments and Immaterial Error Corrections are included below.

The table below sets forth the impact of the Restatement Adjustments and Immaterial Error Corrections on the Company’s Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three months ended June 30, 2024.

	Three Months Ended June 30, 2024
(in thousands)	Reported	Restatement Adjustments	Immaterial Error Corrections	As Restated
Accumulated Deficit
Net Loss	$(64,300)	$(18,002)	$(1,331)	$(83,633)
Balance, end of period	(497,167)	(18,002)	(1,331)	(516,500)
Total Stockholders’ Deficit	$(37,827)	$(18,002)	$(1,331)	$(57,160)

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

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Recently Issued Accounting Pronouncements — Not Yet Adopted

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). Previously identified ASUs also currently applicable to the Company’s future financial statements are discussed in the Company’s Annual Report on Form 10-K, Part II, Item 8, Note 2 — Summary of Significant Accounting Policies.

Disaggregation of Income Statement Expenses. In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”). The FASB issued the new guidance primarily to provide financial statement users with more detailed information about a public business entity’s (“PBE”) income statement expenses.

This ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: 1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e). 2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as the other disaggregation requirements. 3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. ASU 2024-03 will be effective for the Company’s annual reporting period for fiscal 2026 and all interim reporting periods beginning in fiscal 2027. Early adoption is permitted. At adoption, the disclosures are retrospectively presented for all comparative periods presented.

Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2024-03.

NOTE 2 – REVENUE RECOGNITION

Disaggregated Revenue

The table below sets forth a summary of revenue by major service line and product category:

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Services:
IoT Connectivity (1)	$55,416	$54,217	$166,656	$145,161
IoT Solutions	2,788	2,787	8,506	9,941
	$58,204	$57,004	$175,162	$155,102
Products:
Hardware (2)(3)	$10,716	$11,629	$37,601	$49,042

Total	$68,920	$68,633	$212,763	$204,144

(1) Includes connectivity-related revenue from IoT Connectivity and IoT Solutions.
(2) Includes hardware-related revenue from IoT Connectivity and IoT Solutions.
(3) Includes $0.9 million and $2.1 million of bill-and-hold arrangements for the three months ended September 30, 2024 and 2023, respectively, and $3.7 million and $6.6 million for the nine months ended September 30, 2024 and 2023, respectively.

The table below sets forth a summary of revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
United States	$58,201	$56,163	$179,003	$162,924
Other countries (1)	10,719	12,470	33,760	41,220
Total	$68,920	$68,633	$212,763	$204,144

(1) No single country in “other countries” exceeded 10% of the total revenue for the three months ended September 30, 2024 and 2023, and the nine months ended September 30, 2024 and 2023.

Contract Assets

The following table sets forth the change in contract assets, or unbilled receivables:

(in thousands)	September 30, 2024	December 31, 2023
Beginning balance	$2,173	$—
Revenue recognized during the period but not billed (1)	2,626	2,173
Amounts reclassified to accounts receivable	(1,349)	—
Ending balance	$3,450	$2,173

(1) Net of financing component of $0.5 million and $0.3 million as of September 30, 2024 and December 31, 2023, respectively.

Contract Liabilities

The table below sets forth the change in contract liabilities, or deferred revenue:

(in thousands)	September 30, 2024	December 31, 2023
Beginning balance	$9,044	$7,817
Amounts billed but not recognized as revenue	7,794	9,041
Revenue recognized from balances held at the beginning of the period	(9,044)	(7,817)
Foreign exchange	—	3
Ending balance	$7,794	$9,044

Remaining Performance Obligations

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. Remaining performance obligations estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that have not materialized, and adjustments for currency. As of September 30, 2024 the Company had approximately $20.6 million of remaining performance obligations on contracts with an original duration of one year or more. The Company expects to recognize approximately 31% of these remaining performance obligations in 2024, with the remaining balance recognized thereafter.

The Company has variable consideration of approximately $2.8 million that was constrained revenue and excluded from the transaction price for the period ended September 30, 2024. There were no material instances where variable consideration was constrained and not recorded at the initial time of sale for the period ended September 30, 2023.

Costs to Obtain and Fulfill a Contract

The Company did not have material costs related to obtaining a contract, or fulfilling a contract that are not addressed by other accounting standards, with amortization periods greater than one year for the three and nine months ended September 30, 2024 and 2023.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 3 – ACCOUNTS RECEIVABLE

The following table sets forth the details of the Company’s accounts receivable, net balances included on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Accounts receivable	$46,335	$52,843
Less: allowance for credit losses	(523)	(430)
Accounts receivable, net	$45,812	$52,413

As of January 1, 2023, the Company’s accounts receivable balance was $44.5 million.

Bad debt expense was $0.3 million for the three months ended September 30, 2024 and $0.3 million for the three months ended September 30, 2023. Bad debt expense was $0.7 million for the nine months ended September 30, 2024 and $0.1 million for the nine months ended September 30, 2023. Write-offs and recoveries were immaterial for the three and nine months ended September 30, 2024 and 2023.

NOTE 4 - INVENTORIES

The Company’s inventories as of September 30, 2024 and December 31, 2023 consisted almost entirely of finished goods inventory, with an immaterial amount of work-in-process inventory.

As of September 30, 2024, the Company recorded a lower-of-cost-or-net-realizable-value inventory reserve of $1.1 million as a result of the identification of additional slow-moving and obsolete inventory substantially comprised of hardware devices. As of December 31, 2023, the Company had inventory reserve of $0.3 million for slow-moving and obsolete inventory substantially comprised of hardware devices.

NOTE 5 – GOODWILL

The Company tests goodwill for impairment on an annual basis on October 1 of each year, or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. During the second quarter of 2024, the Company identified circumstances prior to its annual goodwill test that indicated that it was “more likely than not” that the fair value of the reporting unit (the Company) was below its carrying value. The Company therefore performed qualitative and quantitative goodwill impairment tests during the second quarter of 2024. The qualitative impairment indicators noted include a sustained decline in the Company’s share price, decreasing cash flows, lower actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, and changes in management. No such triggering events were identified in the third quarter of 2024.

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

As a result of the Company’s goodwill impairment testing in the second quarter of 2024, the Company initially concluded that the carrying value of the Company exceeded its estimated fair value and recorded a goodwill impairment loss of approximately $45.4 million. An additional impairment loss of $20.5 million was recorded (see Note 1 — Summary of Significant Accounting Policies, Restatement) due to the identification of an error in the calculation of goodwill impairment for the three and six months ended June 30, 2024, resulting in a total impairment charge of $65.9 million recognized at that time and thus for the nine months ended September 30, 2024.

An impairment loss of approximately $78.3 million was recorded for the three and nine months ended September 30, 2023.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 6 – CONDENSED CONSOLIDATED FINANCIAL STATEMENT DETAILS

The following table sets forth the details of prepaid expenses and other current assets included on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Prepaid expenses	$8,384	$7,411
Credit card receivables in-transit	1,143	2,635
Deposits	753	2,061
Sales taxes receivable	752	616
Income taxes receivable	469	1,499
Total prepaid expenses and other current assets	$11,501	$14,222

The following table sets forth the details of accrued liabilities included on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Accrued payroll and related costs	$7,166	$4,623
Accrued cost of revenue	5,653	4,728
Accrued carrier costs	4,212	3,725
Interest payable	2,733	4,459
Sales and other taxes payable	2,703	4,999
Income taxes payable	2,679	615
Other	141	272
Total accrued liabilities	$25,287	$23,421

NOTE 7 – DERIVATIVES

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

The following table sets forth the details of the derivative instrument presented on the condensed consolidated balance sheets and notional amounts as of September 30, 2024 and December 31, 2023:

		September 30, 2024
Derivatives Not Designated as Hedging Instruments	Number of Warrants (Notional Amount)(1)	Warrant Liability	Exercise Price Per Share (1)
		($ in thousands, except for exercise price per share)
Penny Warrants issued to Searchlight	12,024,711	$5,315	$0.05

		December 31, 2023
Derivatives Not Designated as Hedging Instruments	Number of Warrants (Notional Amount)(1)	Warrant Liability	Exercise Price Per Share (1)
		($ in thousands, except for exercise per share)
Penny Warrants issued to Searchlight	12,024,711	$11,664	$0.05

(1) The number of shares of common stock covered by warrants outstanding at the effective time of the reverse stock split was reduced to one-fifth the number of shares of common stock covered by the warrants immediately preceding the reverse stock split, and the exercise price per

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
share was increased by five times the exercise price immediately preceding the reverse stock split, resulting in the same aggregate price being required to be paid therefor upon exercise thereof as was required immediately preceding the reverse stock split.

The gains and losses arising from this derivative instrument in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 (1) are set forth as follows:

	Three Months Ended September 30, 2024
Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Gain (Loss) on Derivative Instruments
	(in thousands)
Penny Warrants issued to Searchlight	$—	$(337)

	Nine Months Ended September 30, 2024
Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Gain (Loss) on Derivative Instruments
	(in thousands)
Penny Warrants issued to Searchlight	$—	$6,349

(1) No such instruments existed during the three and nine months ended September 30, 2023; therefore, there were no gains or losses from such instruments during those periods.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

As of September 30, 2024, the Company’s valuation policies and processes had not changed from those described in the consolidated financial statements for the year ended December 31, 2023 included in the Annual Report on Form 10-K, Part II, Item 8, Note 11 — Fair Value Measurements, with the exception of the valuation of the Mandatorily Redeemable Preferred Stock Due to Affiliate. As of June 30, 2024, the Company determined that a lattice model indicated a more accurate approximation of the fair value of this debt for disclosure purposes rather than the discounted cash flow model previously used. The Company noted that the value derived from a discounted cash flow model was not significantly different than the fair value approximation as determined by a lattice model; however, a lattice model was considered to be more relevant to the inputs used in determining the Company’s implied fair value of debt as a significant input to the Company’s impairment testing, which occurred during the quarter ended June 30, 2024, as a triggering event was deemed to have occurred (see Note 5 — Goodwill). This debt was not in existence at previous impairment testing dates.

Financial Instruments Measured at Fair Value

The Company is required to measure its warrant liabilities at fair value for the Penny Warrants and Private Placement Warrants, which are both included in “warrant liabilities to affiliates” on the condensed consolidated balance sheets.

Penny Warrants

The Penny Warrants, issued in 2023, are marked to fair value by reference to the fair value of the Company’s stock price on the last day of the reporting period, less the exercise price, and are therefore considered as Level 2 in the fair value hierarchy. The fair value of the Company’s stock as of September 30, 2024 and December 31, 2023, less the exercise price, resulted in a Penny Warrants valuation of approximately $5.3 million and $11.7 million as of September 30, 2024 and December 31, 2023, respectively.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Private Placement Warrants

The Private Placement Warrants are marked to fair value by reference to the fair value of the Company’s public warrants, which are therefore considered as Level 2 in the fair value hierarchy. The public warrants were traded on the NYSE under the ticker symbol KORE.WS until December 2023, at which point the listing transferred to the OTC Pink Marketplace under the ticker symbol KORGW. As of September 30, 2024 and December 31, 2023, the aggregate value of the Private Placement Warrants was zero, as the reference price of the KORGW warrants was less than one cent per warrant.

Financial Instruments Held at Amortized Cost for Which Fair Value is Disclosed

Financial instruments for which cost approximates fair value

Cash, including restricted cash, is stated at cost, which approximates fair value. The carrying amounts reported in the condensed consolidated balance sheets for accounts receivable (including contract assets), accounts payable, and accrued liabilities (including contract liabilities) approximate fair value, due to their short-term maturities.

Senior Secured Term Loan, Backstop Notes, and Mandatorily Redeemable Preferred Stock Due to Affiliate

The table below sets forth the amortized cost and fair value of the Company’s Senior Secured Term Loan as of September 30, 2024 and December 31, 2023 and Mandatorily Redeemable Preferred Stock Due to Affiliate as of December 31, 2023. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

(in thousands)
Financial Instruments Disclosed at Fair Value Level 2	Measurement	September 30, 2024	December 31, 2023
Senior Secured Term Loan	Amortized cost	$179,411	$180,042
	Fair value	$173,897	$174,812
Mandatorily Redeemable Preferred Stock Due to Affiliate (1)	Amortized cost	N/A	$141,594
	Fair value	N/A	$141,398

(1) Refer to the foregoing discussion regarding the change in valuation method.

The table below sets forth the amortized cost and fair value of the Backstop Notes as of September 30, 2024 and December 31, 2023 and the Mandatorily Redeemable Preferred Stock Due to Affiliate as of September 30, 2024. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

(in thousands)
Financial Instrument Disclosed at Fair Value Level 3	Measurement	September 30, 2024	December 31, 2023
Backstop Notes	Amortized cost	$118,199	$117,916
	Fair value	$93,272	$91,204
Mandatorily Redeemable Preferred Stock Due to Affiliate (1)	Amortized cost	$142,491	N/A
	Fair value	$136,742	N/A

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

Additional disclosures regarding Level 3 unobservable inputs - Mandatorily Redeemable Preferred Stock Due to Affiliate

As of September 30, 2024, we used a third‑party valuation firm who utilizes proprietary methodologies to value our Mandatorily Redeemable Preferred Stock Due to Affiliate. This firm used a lattice modeling technique to determine the fair value of this liability determined as Level 3 in the fair value hierarchy as of September 30, 2024. Use of this technique requires determination of relevant inputs and assumptions, some of

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
which represent significant unobservable inputs such as credit spreads and equity volatility based on guideline companies, as well as other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement.

The table below sets forth information regarding the Company’s significant Level 3 inputs as of September 30, 2024, and December 31, 2023:

($ in thousands, except as otherwise noted)
Significant Inputs for Level 3 Fair Value Disclosure	Input	September 30, 2024	December 31, 2023
Backstop Notes	Principal amount	$120,000	$120,000
	Term to maturity date	4.00 years	4.75 years
	Stock price	$2.26	$4.90
	Credit spreads (basis points)	938	895
	Selected equity volatility	100.9%	98.7%

Mandatorily Redeemable Preferred Stock Due to Affiliate	Notional amount	$171,050	N/A
	Term of lattice model	9.13 years	N/A
	Stock price	$2.26	N/A
	Credit spreads (basis points)	1,207	N/A
	Selected equity volatility	109.2%	N/A

NOTE 9 – NET LOSS PER SHARE

The Company implemented a 1-for-5 reverse stock split of its common stock effective July 1, 2024. All calculations have been adjusted to reflect this reverse stock split for all periods presented.

The table below sets forth a reconciliation of the basic and diluted earnings per share (“EPS”) calculations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net loss	$(19,408)	$(95,361)	$(120,628)	$(133,350)

Denominator:
Weighted average shares outstanding - basic	19,458,102	17,331,056	19,200,229	16,209,376
Effect of dilutive equity awards (1)	—	—	—	—
Weighted average shares outstanding - diluted	19,458,102	17,331,056	19,200,229	16,209,376

Net loss per share:
Basic	$(1.00)	$(5.50)	$(6.28)	$(8.23)
Diluted	$(1.00)	$(5.50)	$(6.28)	$(8.23)

(1) Due to the Company’s net loss, all unvested equity awards, and the Private Placement Warrants are anti-dilutive. The dilutive convertible instruments of the Backstop Notes are out of the money.

In determining the weighted average shares outstanding for the three and nine months ended September 30, 2024 for both basic and diluted earnings per share, the Company included the Penny Warrants issued to Searchlight in transactions dated November 15, 2023 and December 13, 2023, as the common shares of stock that would be issuable upon the exercise of such warrants are issuable for nominal consideration per share

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
of common stock or cashless exercise at the option of Searchlight. The Penny Warrants were exercisable immediately upon issuance, although no such warrants had been exercised as of September 30, 2024.

Set forth in the table below is the number of securities not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Grants of RSUs with service only (i.e., time-vesting) conditions	811,664	1,489,987	811,664	1,204,350
Common stock issuable under the Backstop Notes (1)	1,920,007	1,920,007	1,920,007	1,920,007
Private Placement Warrants (2)	272,779	272,779	272,779	272,779

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Transactions with affiliates of the Company

Searchlight

Searchlight beneficially owned approximately 14% and 15% of the Company’s outstanding common stock as of September 30, 2024 and December 31, 2023, respectively, through its ownership of the Penny Warrants. Searchlight is therefore considered an affiliate of the Company, and two of the Company’s Board members are employed by Searchlight. Searchlight owns the Series A-1 preferred stock and the Penny Warrants.

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

Cerberus Telecom Acquisition Corp. (“CTAC”)

CTAC was the initial private equity sponsor of the Company, and two of the Company’s Board members are employed by CTAC. CTAC is therefore considered an affiliate of the Company. CTAC owned approximately 8% of the Company’s outstanding common stock as of September 30, 2024 and December 31, 2023.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Affiliates of CTAC own the Private Placement Warrants.

ABRY Partners, LLC (“ABRY”)

ABRY beneficially owned approximately 29% of the Company’s outstanding common stock as of September 30, 2024 and December 31, 2023. ABRY is therefore considered an affiliate of the Company, and two of the Company’s Board members are employed by ABRY.

HealthEZ, an ABRY portfolio company, is the Company’s health insurance third-party administrator. For the three and nine months ended September 30, 2024, the administration costs incurred with HealthEZ were $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2023, the administration costs incurred with HealthEZ were $0.2 million and $0.5 million, respectively. Aggregate expenses are recorded as a component of “selling, general, and administrative expenses incurred with affiliates” in the condensed consolidated statement of operations and comprehensive loss.

Transactions with affiliates of one of the Company’s wholly-owned subsidiaries

A wholly-owned subsidiary of the Company located in Brazil maintained an office lease and professional services agreement with a company controlled by a key member of the subsidiary’s management team. The office lease and professional services agreement with this affiliate were terminated on June 29, 2023, and thus, no such expenses were incurred for the three and nine months ended September 30, 2024, and three months ended September 30, 2023.

Aggregate expenses incurred for these transactions were $0.3 million for the nine months ended September 30, 2023, and are recorded as a component of “selling, general, and administrative expenses incurred with affiliates” in the condensed consolidated statement of operations and comprehensive loss.

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

The service agreement with this affiliate was terminated on February 14, 2023, and thus, no such expenses were incurred for the three and nine months ended September 30, 2024, and three months ended September 30, 2023. For the nine months ended September 30, 2023, the Company incurred and paid $0.1 million to this affiliate.

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

The Company believes that it is probable that a liability for sales and telecommunications tax may exist. The Company currently estimates the possible range of loss in this matter as between $0.9 million and $19.1 million. The low end of the possible range of loss is the amount required to be recorded as a contingent loss by GAAP.

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

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The net contingent liability estimate of $0.9 million recorded as of September 30, 2024 was reduced from the $1.8 million recorded as of December 31, 2023, due to additional facts and circumstances arising which resulted in a reduction of the estimate. These amounts are recorded in “accrued liabilities” within “current liabilities” of the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

Purchase Obligations

The Company has vendor commitments primarily relating to carrier and open purchase obligations that the Company incurs in the ordinary course of business. As of September 30, 2024, the purchase commitments were as follows:

($ in thousands)
2024	$9,239
2025	10,644
2026	6,921
2027	6,061
2028	6,361
Thereafter	4,431
Total	$43,657

Legal Contingencies

From time to time, the Company may be a party to litigation relating to claims arising in the normal course of business. As of September 30, 2024, the Company was not aware of any legal claims that could materially impact its financial condition.

NOTE 12 - RESTRUCTURING CHARGES

On August 14, 2024, the Company announced a restructuring plan to streamline operations and reduce costs. The restructuring plan affected approximately 240 employees and contractors in all areas across all functions. The Company incurred restructuring charges of approximately $2.0 million in connection with the plan during the three and nine months ended September 30, 2024. These charges were primarily related to severance payments and employee benefits. The Company has substantially completed all of the actions associated with the plan.

NOTE 13 – LIQUIDITY

The Company recently identified certain negative financial trends, including recurring operating losses, cash flows from operations that would be negative if not for an arrearage in the payment of preferred dividends, and unfavorably priced long-term purchase commitments, all as discussed further below.

To mitigate the adverse conditions of recurring operating losses as noted above, the Company engaged in a restructuring activity (see Note 12 — Restructuring Charges) in the third quarter of 2024 to reduce operational expenses, especially in the area of salaries and benefits. The Company has, in 2024, made the decision to accept fewer hardware sales contracts where these sales contracts would have generated revenue but been disadvantageous from an associated cost of sales perspective, and further plans to continue such activities into 2025. The Company also plans to wind down its non-core service offerings that are deemed to be unprofitable. Finally, the Company plans to continue to review its global footprint and rationalize legal entities where possible. As part of this process the Company will be reviewing existing office space to determine if working remotely will be more cost-effective in those locations.

The Company has accrued and unpaid dividends due to Searchlight on the mandatorily redeemable preferred stock due to affiliate, which are accrued on a daily basis, compound quarterly and payable quarterly in arrears. Due to the underlying nature of the preferred stock instrument as debt, these dividends are reflected on the condensed consolidated balance sheets as accrued interest due to affiliate. As of September 30, 2024, the Company owed approximately $18.2 million to Searchlight for this accrued interest. As of November 19, 2024, the total amount of the accrued interest due to affiliate was $21.2 million (see Note 10 — Related Party Transactions). The Company plans to continue the arrearage of preferred dividends in order to preserve cash, and may, in the future, refinance the associated preferred stock to a more advantageous interest rate in another form of debt instrument, should interest rates continue to decrease.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Additionally, the Company has purchase commitments payable that were not recorded as liabilities on its condensed consolidated balance sheet as of September 30, 2024, of which $9.2 million is expected to be purchased through the remainder of 2024 (see Note 11 — Commitments and Contingencies). The Company plans to re-negotiate certain of these long-term purchase commitments which are deemed to be disadvantageous.

As of September 30, 2024, the Company had approximately $18.6 million of cash on hand.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements, and determined that there have been no events that have occurred that would require disclosure or adjustments to the condensed consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report on Form 10-K”) and unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023, together with related notes thereto. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “the Company” “KORE,” “us,” “our,” “ours,” or “we” refer to KORE Group Holdings, Inc. Certain terms are defined in our Annual Report on Form 10-K.

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
•our ability to meet the continued listing requirements of the New York Stock Exchange and to maintain the listing of our securities thereon; and

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

Our industry verticals are not considered to be segments for the purposes of financial reporting, as discrete financial information is not available for the aforementioned verticals (or that of connectivity vs solutions) below the level of costs of revenue, exclusive of depreciation and amortization, and our Chief Operating Decision Maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Our CODM is our President and Chief Executive Officer, Mr. Ronald Totton.

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

Trends in the overall U.S. economy in the first nine months of 2024 continued to reflect an uncertain economic environment, which included escalating geopolitical risks, including the threat of expansion of war in the Middle East and the ongoing war in Ukraine. A widening regional war in the Middle East may result in a sudden increase in oil prices, due to restrictions on shipping or shipping companies’ attempts to avoid areas of conflict through major shipping routes such as the Strait of Hormuz, which would have a direct repercussion on the domestic economy of the United States, including a rapid increase in inflation, which has, to date, largely been tempered by the Federal Reserve’s increases to interest rates.

The most serious risk of a return to an inflationary environment in the U.S. is largely centered around a re-commencement of the east coast port strike, which has been suspended until January 15, 2025. A port strike negatively affects the U.S. economy by approximately $1 billion per day, with supply chain pressures and backlogs increasing as a rippling economic effect the longer a strike were to go on.

The labor market currently appears strong, despite many publicly-announced layoffs, which are currently largely concentrated in the technology sector. However, the trend of long-term unemployment as a percentage of unemployment remains concerning. The ability of policy-makers to lower interest rates any further and avoid recession may be muted or constrained by possible inflationary pressures as described above.

Recent developments in our business

On August 14, 2024, we announced a restructuring plan to streamline operations and reduce costs. The restructuring plan affected approximately 240 employees and contractors in all areas across all functions. We incurred restructuring charges of approximately $2.0 million in connection with the plan during the third quarter of 2024. These charges were primarily related to severance payments and employee benefits. The Company has substantially completed all of the actions associated with the plan.

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

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023:

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

The tables below set forth the details of revenue from services and products for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Services	$58,204	$57,046	$1,158	2%
Products	10,716	11,587	(871)	(8)%
Total revenue	$68,920	$68,633	$287	—%

	Nine Months Ended September 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Services	$175,162	$155,619	$19,543	13%
Products	37,601	48,525	(10,924)	(23)%
Total revenue	$212,763	$204,144	$8,619	4%

Services revenue increased by approximately $1.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in services revenue was primarily driven by new customer business and increased connectivity utilization in our existing customer base.

Products revenue decreased by approximately $0.9 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease in products revenue was primarily driven by the decision at the end of 2023 to accept fewer less-profitable hardware deals in 2024.

Services revenue increased by $19.5 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in services revenue was primarily driven by the acquisition of Twilio’s IoT business, and the residual growth was driven by new customer business and increased connectivity utilization in our existing customer base.

Products revenue decreased by $10.9 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in products revenue was primarily driven by reduced demand from our largest customers, primarily in the Connected Health vertical, as they applied greater emphasis on inventory management and order fulfillment. In addition, we made the decision at the end of 2023 to accept fewer less-profitable hardware deals in 2024.

The tables below set forth the details of revenue disaggregated as arising from IoT Connectivity and IoT Solutions for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
IoT Connectivity	$56,721	$55,169	$1,552	3%
IoT Solutions	12,199	13,464	(1,265)	(9)%
Total revenue	$68,920	$68,633	$287	—%

	Nine Months Ended September 30,		Year-over-Year Increase / (Decrease)
(in thousands)	2024	2023	$	%
IoT Connectivity	$170,377	$147,042	$23,335	16%
IoT Solutions	42,386	57,102	(14,716)	(26)%
Total revenue	$212,763	$204,144	$8,619	4%

IoT Connectivity revenue increased by approximately $1.6 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in IoT Connectivity revenue was primarily driven by SIM transfers from key strategic customers, organic growth in existing customers as a result of net new activations, and increased connectivity consumption.

IoT Solutions revenue decreased by $1.3 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease in IoT Solutions revenue was primarily driven by our decision to accept fewer less-profitable hardware deals in 2024.

IoT Connectivity revenue increased by $23.3 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in IoT Connectivity revenue was primarily driven by the acquisition of Twilio’s IoT business. Additional revenue growth was driven by SIM transfers from key strategic customers, organic growth in existing customers as a result of net new activations, and increased connectivity consumption.

IoT Solutions revenue decreased by $14.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in IoT Solutions revenue was primarily driven by reduced demand from our largest customers in the current year as these customers applied greater emphasis on inventory management and order fulfillment, in addition to our decision to accept fewer less-profitable hardware deals in 2024.

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

The tables below set forth our cost of revenue, exclusive of depreciation and amortization, for the three and nine months ended September 30, 2024 and 2023, disaggregated by “cost of services” and “cost of products”:

	Three Months Ended September 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Cost of services	$22,951	$22,794	$157	0.7%
Cost of products	7,768	8,202	(434)	(5.3)%
Total cost of revenue	$30,719	$30,996	$(277)	(0.9)%

	Nine Months Ended September 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Cost of services	69,816	57,405	$12,411	21.6%
Cost of products	24,361	35,624	(11,263)	(31.6)%
Total cost of revenue	$94,177	$93,029	$1,148	1.2%

Cost of services increased by $0.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in cost of services was primarily due to additional carrier costs related to increased connectivity consumption across multiple carriers.

Cost of products decreased by $0.4 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease in cost of products was primarily due to lower hardware sales volume from existing IoT Solutions customers.

Cost of services increased by $12.4 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in cost of services was primarily due to additional carrier costs related to the acquisition of the Twilio IoT business, along with SIM transfers and increased connectivity consumption across multiple carriers.

Cost of products decreased by approximately $11.3 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in cost of products was primarily due to lower hardware sales volume from existing IoT Solutions customers.

The tables below set forth our cost of revenue, exclusive of depreciation and amortization, for the three and nine months ended September 30, 2024 and 2023, disaggregated by “cost of IoT Connectivity” and “cost of IoT Solutions”:

	Three Months Ended September 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Cost of IoT Connectivity	$22,153	$21,151	$1,002	5%
Cost of IoT Solutions	8,566	9,845	(1,279)	(13)%
Total cost of revenue	$30,719	$30,996	$(277)	(1)%

	Nine Months Ended September 30,		Year-over-Year Increase / (Decrease)
(in thousands)	2024	2023	$	%
Cost of IoT Connectivity	$66,638	$53,122	$13,516	25%
Cost of IoT Solutions	27,539	39,907	(12,368)	(31)%
Total cost of revenue	$94,177	$93,029	$1,148	1%

The cost of IoT Connectivity increased by $1.0 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in the cost of IoT Connectivity was primarily due to additional carrier costs associated with the growth in connections across multiple carriers and increased connectivity consumption across those carriers from our existing customers.

The cost of IoT Solutions decreased by $1.3 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease in the cost of IoT Solutions was primarily due to decreased costs associated with lower IoT Solutions revenue from existing customers.

The cost of IoT Connectivity increased by $13.5 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in the cost of IoT Connectivity was primarily due to additional carrier costs driven by the acquisition of Twilio’s IoT business along with growth in connections across multiple carriers and increased connectivity consumption across those carriers from our existing customers.

The cost of IoT Solutions decreased by $12.4 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in the cost of IoT Solutions was primarily due to decreased costs associated with lower IoT Solutions revenue from existing customers.

Selling, general, and administrative expenses

The following tables set forth the Company’s selling, general, and administrative expenses incurred during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Selling, general, and administrative expenses	$29,458	$32,610	$(3,152)	(10)%

	Nine Months Ended September 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Selling, general, and administrative expenses	$99,702	$95,040	$4,662	5%

Selling, general, and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit, legal fees, and other general operating expenses.

SG&A decreased by approximately $3.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease in SG&A expenses was primarily driven by decreases in rent expense due to office closures occurring during the comparative periods, as well as in professional service fees.

SG&A increased by $4.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in SG&A expenses was primarily driven by an increase in personnel-related costs, including salaries and benefits, partially offset by decreases in professional service fees.

Selling, general, and administrative expenses incurred with affiliates

The following table sets forth the Company’s sales, general, and administrative expenses incurred with affiliates during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Selling, general, and administrative expenses incurred with affiliates	$155	$168	*	*

	Nine Months Ended September 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Selling, general, and administrative expenses incurred with affiliates	$484	$830	*	*

* Not meaningful

For the three and nine months ended September 30, 2024, selling, general, and administrative (“SG&A”) expenses incurred with affiliates related solely to fees paid to HealthEZ, an ABRY Partners, LLC (“ABRY”) portfolio company. HealthEZ is the Company’s current third-party administrator (“TPA”) for its self-insured health insurance claims. ABRY beneficially owned approximately 29% of the Company’s outstanding common stock. ABRY is therefore considered an affiliate of the Company, and two of the Company’s Board members are employed by ABRY.

The Company has contracted with a new, unaffiliated, TPA for 2025, which will result in a reduction of administration costs on a per-employee per month basis.

For the three and nine months ended September 30, 2023, SG&A expenses incurred with affiliates related to expenses incurred to HealthEZ for administration of our health insurance plan, along with technical assistance services, rent, and professional services to two companies controlled by a key member of our subsidiary’s management team. We terminated the technical assistance services agreement on February 14, 2023 and terminated the office lease and professional services agreement on June 29, 2023.

Non-GAAP Financial Measures

In conjunction with net income (loss) calculated in accordance with GAAP, we also use EBITDA and Adjusted EBITDA, free cash flow, and Non-GAAP profit and Non-GAAP margin to evaluate our ongoing operations and for internal planning and forecasting purposes. Non-GAAP financial information is presented for supplemental informational purposes only, should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. We believe that along with our GAAP financial information, our non-GAAP financial information when taken collectively and evaluated appropriately, is helpful to investors in assessing our operating performance.

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

The following tables set forth a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(19,408)	$(95,361)	$(120,628)	$(133,350)
Income tax benefit	(412)	(3,093)	(2,486)	(3,957)
Interest expense, net	13,059	10,615	38,349	31,217
Depreciation and amortization	14,214	14,457	42,243	43,094
EBITDA	7,453	(73,382)	(42,522)	(62,996)
Goodwill impairment	—	78,255	65,864	78,255
Change in fair value of warrant liability	337	(14)	(6,349)	(14)
Transformation expenses	—	1,876	—	5,434
Acquisition costs	—	—	—	1,776
Integration-related restructuring costs	5,574	3,011	14,262	8,333
Stock-based compensation	532	3,435	7,202	9,010
Foreign currency loss	(1,003)	781	1,199	1,018
Other (1)	93	197	(494)	910
Adjusted EBITDA	$12,986	$14,159	$39,162	$41,726

(1) “Other” adjustments are comprised of adjustments for certain indirect or non-income based taxes.

Transformation expenses are related to the implementation of our strategic transformation plan and include the costs of a re-write of our core technology platform, expenses incurred to design certain new IoT Solutions, and “go-to-market” capabilities. These expenses were completed in 2023.

Integration-related restructuring costs for the three and nine months ended September 30, 2024 were primarily comprised of severance costs associated with the restructuring program previously announced in August 2024, as well as retention bonuses, severances, license and subscription fees, and professional services related to integration of previously acquired businesses. For the three and nine months ended September 30, 2023, these costs were primarily associated with legal, accounting diligence, quality of earnings, valuation, and search expenses related to the acquisition of the Twilio IoT business.

Free Cash Flow

Free cash flow is defined as net cash provided by operating activities reduced by capital expenditures consisting of purchases of property and equipment, purchases of intangible assets and capitalization of internal use software. We believe free cash flow is an important liquidity measure of the cash that is available for operational expenses, investments in our business, strategic acquisitions, and for certain other activities such as repaying debt obligations and stock repurchases.

The following table sets forth a reconciliation of net cash provided by operating activities to free cash flow for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$7,066	$4,493
Purchases of property and equipment	(1,944)	(3,410)
Additions to intangible assets	(10,233)	(12,186)
Free cash flow	$(5,111)	$(11,103)

Non-GAAP Profit and Non-GAAP Margin

Gross profit and gross margin as calculated in accordance with GAAP include depreciation and amortization as part of a cost of revenue, which is shown separately for convenience in the below GAAP reconciliation.

Non-GAAP Margin is a non-GAAP measure defined as non-GAAP gross profit divided by revenue, expressed as a percentage. Non-GAAP gross profit is a non-GAAP measure defined as gross profit excluding certain (i) inventory adjustments that may not be indicative of ongoing operations, (ii) depreciation and (iii) amortization.

The table below sets forth gross profit and gross margin calculated in accordance with GAAP, based upon the categories of revenue and associated costs disaggregated by “cost of services” and “cost of products,” reconciled to Non-GAAP profit and Non-GAAP margin, disaggregated by “cost of services” and “cost of products,” as well as overall:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2024		2023		2024		2023
Services	$	%	$	%	$	%	$	%
Revenue	$58,204		$57,046		$175,162		$155,619
Cost of revenue, excluding depreciation and amortization	22,951		22,794		69,816		57,405
Depreciation and amortization in cost of revenue (1)	12,458		11,435		35,520		36,551
Gross profit $ / margin %	$22,795	39.2%	$22,817	40.0%	$69,826	39.9%	$61,663	39.6%

Exclude: Inventory adjustments	—		—		—		—
Exclude: Depreciation and amortization	12,458		11,435		35,520		36,551
Non-GAAP profit $ / margin %	$35,253	60.6%	$34,252	60.0%	$105,346	60.1%	$98,214	63.1%

Products
Revenue	$10,716		$11,587		$37,601		$48,525
Cost of revenue, excluding depreciation and amortization	7,768		8,202		24,361		35,624
Depreciation and amortization in cost of revenue (1)	1,345		895		3,230		3,129
Gross profit $ / margin %	$1,603	15.0%	$2,490	21.5%	$10,010	26.6%	$9,772	20.1%

Exclude: Inventory adjustments	886		103		886		103
Exclude: Depreciation and amortization	1,345		895		3,230		3,129
Non-GAAP profit $ / margin %	$3,834	35.8%	$3,488	30.1%	$14,126	37.6%	$13,004	26.8%

Overall profit $ / margin %	$24,398	35.4%	$25,307	36.9%	$79,836	37.5%	$71,435	35.0%
Non-GAAP profit $ / margin %	$39,087	56.7%	$37,740	55.0%	$119,472	56.2%	$111,218	54.5%

(1) Depreciation and amortization as included in cost of revenue for GAAP. Separately shown for recalculation purposes.

The table below sets forth gross profit and gross margin calculated in accordance with GAAP, based upon the categories of revenue and associated costs disaggregated by “IoT Connectivity” and “IoT Solutions,” reconciled to Non-GAAP profit and Non-GAAP margin, disaggregated by “IoT Connectivity” and “IoT Solutions”:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2024		2023		2024		2023
IoT Connectivity	$	%	$	%	$	%	$	%
Revenue	$56,721		$55,169		$170,377		$147,042
Cost of revenue, excluding depreciation and amortization	22,153		21,151		66,638		53,122
Depreciation and amortization in cost of revenue (1)	12,458		11,435		35,520		36,551
Gross profit $ / margin %	$22,110	39.0%	$22,583	40.9%	$68,219	40.0%	$57,369	39.0%

Exclude: Inventory adjustments	—		—		—		—
Exclude: Depreciation and amortization	12,458		11,435		35,520		36,551
Non-GAAP profit $ / margin %	$34,568	60.9%	$34,018	61.7%	$103,739	60.9%	$93,920	63.9%

IoT Solutions
Revenue	$12,199		$13,464		$42,386		$57,102
Cost of revenue, excluding depreciation and amortization	8,566		9,845		27,539		39,907
Depreciation and amortization in cost of revenue (1)	1,345		895		3,230		3,129
Gross profit $ / margin %	$2,288	18.8%	$2,724	20.2%	$11,617	27.4%	$14,066	24.6%

Exclude: Inventory adjustments	886		103		886		103
Exclude: Depreciation and amortization	1,345		895		3,230		3,129
Non-GAAP profit $ / margin %	$4,519	37.0%	$3,722	27.6%	$15,733	37.1%	$17,298	30.3%

Overall profit $ / margin %	$24,398	35.4%	$25,307	36.9%	$79,836	37.5%	$71,435	35.0%
Non-GAAP profit $ / margin %	$39,087	56.7%	$37,740	55.0%	$119,472	56.2%	$111,218	54.5%

(1) Depreciation and amortization as included in cost of revenue for GAAP. Separately shown for recalculation purposes.

During the three months ended September 30, 2024, IoT Connectivity Non-GAAP Margin decreased 0.8% compared to three months ended September 30, 2023, primarily driven by the inclusion of the lower margin IoT Connectivity revenue from the acquisition of Twilio’s IoT business.

During the three months ended September 30, 2024, IoT Solutions Non-GAAP Margin increased 9.4% as compared to the three months ended September 30, 2023, primarily driven by the volume mix of hardware sourced at a lower cost base as compared to prior year. Additional benefits have been realized from growth in residual partner agreements.

During the nine months ended September 30, 2024, IoT Connectivity Non-GAAP Margin decreased 3.0% compared to the nine months ended September 30, 2023, primarily driven by the inclusion of the lower margin IoT Connectivity revenue from the acquisition of Twilio’s IoT business.

During the nine months ended September 30, 2024, IoT Solutions non-GAAP Margin increased 6.8% compared to the nine months ended September 30, 2023, primarily driven by the volume mix of hardware sourced at a lower cost base as compared to prior year. Additional benefits have been realized from growth in residual partner agreements.

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

The table below sets forth our Total Number of Connections as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Total Number of Connections at period end	18.8	million	18.5	million

The table below sets forth our Average Connections Count for the three and nine months ended September 30, 2024 and 2023:

	September 30, 2024		September 30, 2023
Average Connections Count for the three months ended	18.6	million	18.7	million
Average Connections Count for the nine months ended	18.4	million	16.8	million

Total number of connections at period end as of September 30, 2024 and December 31, 2023 presented above included an approximate increase of 3.7 million and 3.3 million, respectively, related to the acquisition of Twilio’s IoT business. Average connections count for the three and nine months ended September 30, 2024 presented above included an approximate increase of 3.7 million and 3.5 million, respectively, related to the acquisition of Twilio’s IoT business. Average connections count for the three and nine months ended September 30, 2023 presented above included an approximate increase of 3.1 million related to the acquisition of Twilio’s IoT business.

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

The revenue included in the current period excludes revenue from (i) customers that are “non-go-forward” customers, meaning customers that have either communicated to KORE before the last day of the current period their intention not to provide future business to KORE or customers that KORE has determined are transitioning away from KORE based on a sustained multi-year time period of declines in revenue and (ii) new customers that started generating revenue after the end of the base period. For the purposes of calculating DBNER, if KORE acquires a company during the given period or the base period, then the revenue of a customer before the acquisition but during either the given period or the base period is included in the calculation. For example, to calculate our DBNER for the trailing 12 months ended September 30, 2024, we divide (i) revenue, for the trailing 12 months ended September 30, 2024, from go-forward customers that started generating revenue on or before September 30, 2023, by (ii) revenue, for the trailing 12 months ended September 30, 2023, from the same cohort of customers.

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

KORE’s DBNER was 95% for the twelve months ended September 30, 2024, as compared to 96% for the twelve months ended September 30, 2023. This decrease was primarily due to decreased IoT solutions revenue from certain IoT Solutions customers.

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

As of September 30, 2024, our sales funnel included over 1,082 opportunities with an estimated potential TCV of over $317 million. As of September 30, 2023, our sales funnel included over 1,700 opportunities with an estimated potential TCV of $740 million.

Average Revenue per User (“ARPU”)

ARPU is used by management as a measure to assess the revenue generated per connection. It is calculated by dividing the total IoT connectivity revenue during the period by the total number of connections during that same period. We believe that ARPU is an important metric for both management and investors to help in understanding the financial performance and effectiveness of the Company’s monetization per connection. ARPU is calculated on a three-month (current quarter) basis only, as longer periods are not meaningful.

ARPU was $1.01 and $0.98 for the three months ended September 30, 2024 and 2023, respectively.

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

We cannot meet our short-term liquidity needs solely through cash generated from operational activities, though we believe the non-operational sources of financing identified above will be adequate for purposes of meeting our short‑term (within one year) liquidity needs, solely because of our ability to defer the payment of preferred dividends (reflected as “accrued interest” on our condensed consolidated balance sheets due to the character of the underlying instrument for accounting purposes) due to Searchlight. Our ability to meet our longer‑term liquidity needs beyond one year, with our current capital structure, is uncertain. We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and any potential changes in market conditions.

Summary and Description of Financing Arrangements

The table below sets forth a summary of the Company’s outstanding long-term debt as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Term Loan - Whitehorse	$183,613	$185,000
Backstop Notes	120,000	120,000
Other borrowings	—	561
Total	$303,613	$305,561
Less: current portion of long-term debt	(1,850)	(2,411)
Less: debt issuance costs, net of accumulated amortization of $1.2 million and $0.8 million, respectively	(2,502)	(2,911)
Less: original issue discount	(3,500)	(4,130)
Total long-term debt and other borrowings, net	$295,761	$296,109

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

As of September 30, 2024 and December 31, 2023, there were no amounts outstanding on the Revolving Credit Facility.

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

Other borrowings

The Company’s “other borrowings” as set forth on the foregoing table regarding the Company’s long-term debt related solely to a premium finance agreement entered into on August 3, 2022, to purchase a Directors and Officers insurance policy with a two-year policy term. The original amount borrowed was approximately $3.6 million at a fixed rate of 4.6% per annum, amortized over twenty months. The premium finance agreement required 20 fixed monthly principal and interest payments of approximately $0.2 million per month from August 15, 2022 to March 15, 2024. The balance was paid off during the nine months ended September 30, 2024.

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

The following table sets forth the number of shares and the carrying amounts of Series A-1 preferred stock as of September 30, 2024 and December 31, 2023:

		Carrying amount
($ in thousands)	Shares	September 30, 2024	December 31, 2023
Preferred stock issued November 15, 2023	150,000	$150,000	$150,000
Preferred stock issued December 13, 2023	2,857	2,857	2,857
Preferred stock issuance costs	N/A	(5,485)	(5,936)
Allocation of proceeds to preferred stock	N/A	(4,881)	(5,327)
Preferred stock, end of period	152,857	$142,491	$141,594

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

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$7,066	$4,493
Net cash used in investing activities	$(12,177)	$(15,596)
Net cash used in financing activities	$(3,386)	$(3,759)

Cash flows from operating activities

Cash provided by operating activities for the nine months ended September 30, 2024 increased from 2023 primarily due to the accrual of interest payable to affiliate remaining unpaid.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2024 and 2023 was primarily used for investments in internally developed software and purchases of property and equipment.

Cash flows from financing activities

Cash used in financing activities for the nine months ended September 30, 2024, was primarily due to scheduled principal payments on the Term Loan and repurchase of common stock. During 2023, cash used in financing activities was primarily due to scheduled principal payments on the prior term loan.

Cash Availability

We have the ability to defer the cash payment of dividends (which are accounted for under GAAP as interest due to the debt-like features of the underlying instrument) due on the Series A-1 preferred stock, and plan to defer such payments in order to preserve cash for other purposes. As of September 30, 2024, we owed approximately $18.2 million in such dividend liability, which is due to an affiliate (Searchlight). We had a total of $43.7 million of purchase commitments payable that were not recorded as liabilities on our condensed consolidated balance sheet as of September 30, 2024, of which $9.2 million is expected to be purchased through the remainder of 2024.

As of September 30, 2024, we had approximately $18.6 million of cash on hand.

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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) of the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of September 30, 2024 due to the material weaknesses in the Company’s internal control over financial reporting as reported in its Annual Report on Form 10-K and also as further described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

On November 11, 2024, the Company’s Chief Executive Officer and Chief Financial Officer concluded that there was an additional material weaknesses in the Company’s internal control over financial reporting as described below.

Subsequent to the filing of its original Form 10-Q for the quarterly period ended June 30, 2024, the Company concluded that it did not design effective management review controls related to the calculation of, and disclosure of, goodwill impairment. This continued material weakness in the Company’s Financial Statement Close Process resulted in a material error in the Company’s previously issued Unaudited Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2024 included in the original Form 10-Q leading to the restatement of those financial statements in an Amendment No. 1 on Form 10-Q/A.

The Company continues the process of designing and implementing effective internal control measures to improve its internal control over financial reporting and remediate these material weaknesses.

Changes in internal control over financial reporting

During the quarter ended September 30, 2024, except for the changes related to a further material weakness in the Financial Close Process noted above and the remediation of certain other material weaknesses as noted in the Company’s Annual Report on Form 10-K, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As described in Item 4.02 of our Current Report on Form 8-K filed with the SEC on November 12, 2024, during the preparation of our condensed consolidated financial statements for the quarter ended September 30, 2024, we concluded that the Company’s previously issued unaudited condensed consolidated financial statements contained within the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which was originally filed with the SEC on August 14, 2024, should no longer be relied upon, and that such financial statements should be restated. It was concluded that the Company’s goodwill impairment expense was materially misstated in the second quarter of 2024. The conclusion was based on management’s determination that it miscalculated its goodwill impairment for the quarter ending June 30, 2024 by deducting debt issuance costs from the fair value of the debt which was then used to determine the value of the Company’s goodwill impairment at that time. The debt issuance costs should not have been deducted from the fair value of the associated debt.

As a result of the restatement, we are subject to a number of additional risks and uncertainties which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face many risks and challenges related to the restatement, including the risk that the processes undertaken to effect the restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement. We are also at risk of potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, or other claims arising from the restatement. As of the date of this Quarterly Report, we are not aware of any such disputes arising out of the restatement. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock in each month of the third quarter of 2024:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2024 - July 31, 2024	—	$—	—	$—
August 1, 2024 - August 31, 2024	—	$—	—	$—
September 1, 2024 - September 30, 2024	202,532	$3.73	—	$—

(1) During the third quarter of 2024, 9,795 shares of common stock were surrendered by employees vesting in RSUs in order to pay for applicable tax withholding. Under the KORE Group Holdings, Inc. 2021 Long-Term Stock Incentive Plan (“Incentive Plan”), participants may surrender shares as payment of applicable tax withholding on the vesting of equity awards. Shares so surrendered by participants in the Incentive Plan are repurchased pursuant to the terms of the Incentive Plan and / or applicable inducement award agreement and not pursuant to publicly announced share repurchase programs. The average price per share deemed paid for these shares is calculated using the closing stock price on the vesting date. The price per share deemed paid for these shares ranged between $2.95 and $4.00 per share. These shares of common stock have been cancelled.

(2) On September 17, 2024, we purchased 183,099 shares and 9,638 shares of our common stock from The Northwestern Mutual Life Insurance Company and The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, respectively, at the price of $2.24 per share, which was equal to the previous day’s closing price. This purchase was not made pursuant to a publicly announced share repurchase program. These shares of common stock have been retained by us as treasury stock.

Working Capital Restrictions and Limitations Upon the Payment of Dividends

The Company’s ability to pay cash dividends to its stockholders is restricted by the terms of its financing agreements.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Preferred Dividend Arrearage

The Company’s Series A-1 preferred stock, ranking in priority to the Company’s common stock, allows for payment of dividends in arrears. As of November 19, 2024, the total amount of unpaid Series A-1 preferred stock dividends in arrears was $21.2 million.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 trading plan(s)

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act.

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

4.6	+	Specimen Common Stock Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).
10.1	+
Subscription Agreement, dated as of March 12, 2021, by and between the Company and the undersigned subscriber party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).

10.2	+
Investor Rights Agreement dated as of September 30, 2021, by and among KORE, Cerberus Telecom Acquisition Holdings LLC, certain stockholders of KORE and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).

10.3	+
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

Exhibit Number		Description
10.9	+
Incremental Amendment No. 1 to Credit Agreement, dated as of November 12, 2019, among KORE Wireless Group, Inc., Maple Intermediate Holdings Inc., UBS AG, Stamford Branch, the lenders party thereto, and the other loan parties thereto (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).

10.10	†+	KORE Group Holdings, Inc. 2021 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement filed on Form S-8 on January 4, 2022).
10.11	†
Executive Employment Agreement, dated August 14, 2024, by and among the Company, KORE Wireless Group, Inc. and Ronald Totton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 15, 2024).

10.12	†
Transition Agreement, dated August 14, 2024, by and among the Company, KORE Wireless Group, Inc. and Bryan Lubel (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 15, 2024).

10.13	†
Executive Employment Agreement, dated August 15, 2024, by and among the Company, KORE Wireless Group, Inc. and Jared Deith (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 15, 2024).

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