Form 10-K
period 2024-12-31
KORE Group Holdings, Inc.
filed 2025-04-30
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-K
_____________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

Warrants to purchase common stock (1)
(Title of each class)

(1) The Company’s warrants trade on the OTC Pink Marketplace under the symbol “KORGW.”
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of stock held by non-affiliates as of June 28, 2024 (the last business day of the registrant’s most recently completed second quarter) was approximately $12.9 million based upon $2.12 per share, the closing price of the registrant’s common stock on that date on the New York Stock Exchange. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose. As of April 28, 2025, there were 17,160,061 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

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
•general global economic and business conditions, including conditions affecting the demand for our products;
•the impact of geopolitical instability on our business;
•our ability to meet the continued listing requirements of the NYSE and to maintain the listing of our securities thereon;
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
•the outcome of any pending or future litigation, including intellectual property litigation, and regulatory proceedings;
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
•our ability to maintain adequate liquidity to meet our financial needs and/or raise capital in the future; and
•the emergence of global public health emergencies, epidemics, or pandemics, which could extend lead times in our supply chain and lengthen sales cycles with our customers.

Most of these factors are beyond our ability to predict or control. Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of our forward-looking statements. There also are other factors that we may not describe (because we currently do not perceive them to be material) that could cause actual results to differ materially from our expectations.

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
•“Base Exchange Rate” means the exchange price of $62.50 per share, at which each $1,000 principal amount of Backstop Notes is exchangeable into 16 shares of Common Stock by us at any time at the option of the lender;
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
•“SOFR” means the Secured Overnight Financing Rate, which is a reference rate of borrowing established by the cost of borrowing cash overnight collateralized by United States Treasury securities;
•“Twilio” means Twilio, Inc.
•“Twilio’s IoT Business” means certain assets of Twilio that the Company purchased on June 1, 2023.

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

Our industry verticals are not considered to be segments for the purposes of financial reporting, as discrete financial information is not available for the aforementioned verticals (or that of connectivity vs. solutions) below the level of costs of revenue, exclusive of depreciation and amortization, and our CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

The scope of our products and services is set forth below:

Line of Business	Product / Service	Product / service description	Primary pricing method
IoT Connectivity 79% and 73% of revenue for the years ended 2024 and 2023, respectively	IoT Connectivity as a Service (CaaS)
•IoT Connectivity services offered through our IoT platform ‘KORE One’®
•Our connectivity solutions allow devices to seamlessly and securely connect anywhere in the world across any network connected to the Internet, which we call our multiple devices, multiple locations, multiple carriers CaaS multi-value proposition
Per subscriber per month for lifetime of device (7-10 years and growing) Multi-year contracts with automatic renewals

	IoT Connectivity Enablement as a Service (CEaaS) CEaas is not provided in the United States, and we plan to exit CEaaS by the end of 2025	• IoT Connectivity Management Platform as a Service (or individual KORE One® engine) • Cellular Core Network as a Service (Cloud Native Evolved Packet Core “EPC”)

IoT Solutions 21% and 27% of revenue for the years ended 2024 and 2023, respectively	IoT Device Management Services	• Outsourced platform-enabled services (e.g., logistics, configuration, device management) •Sourcing of third-party devices globally, device design and selection services	Upfront fee per device or per device per month

Customers

Our customers operate in a wide variety of sectors, including healthcare, fleet and vehicle management, asset management, communication services, and industrial/manufacturing. No single customer accounted for more than 10% of our total revenue for the years ended December 31, 2024 and 2023.

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

KORE’s Competition and Differentiators

We believe that we are one of the few providers in the current market that can provide IoT enablement services, delivering Connectivity and IoT Solutions in a comprehensive manner. However, the individual markets for our products and solutions are rapidly evolving and are highly competitive. These markets are likely to continue to be affected by new product introductions and industry participants. Below are some of our key competitors across our lines of business:
•For IoT Connectivity services: telecom carriers such as T-Mobile and Vodafone; and Mobile Virtual Network Operators such as Aeris and Wireless Logic.
•For IoT Solutions: device management services providers such as Velocitor Solutions and Futura Mobility; and fleet management SaaS providers such as Fleetmatics and GPS Trackit.

We compete in the IoT Connectivity services market on the basis of our number of carrier integrations, KORE One® platform, ConnectivityPro service and related APIs, and the eSIM technology stack/proprietary IP. We compete in the IoT Solutions market on the basis of our deep industry vertical knowledge and experience (e.g., in Connected Health through the FDA Facilities Registration, ISO 9001/13485 certification and HIPAA compliance), our breadth of solutions services, and connectivity-only customers that provide cross-selling opportunities of additional IoT Managed Services.

Intellectual Property

Key areas of our intellectual property are as follows:

KORE One® Platform: The KORE One® Platform provides customers with a single platform through which they may choose various tools to manage and improve their use and enjoyment of Connectivity and IOT Solutions. The KORE One® Platform was built using a microservices-based proprietary architecture and consists of seven (7) open, modular, and scalable engines. The KORE One® Platform not only enables us to create services for our customers, but also enables customers to build their own infrastructure needed to host existing IoT applications and services, as well as facilitate the quick and efficient introduction of new applications.

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

ConnectivityPro: IoT Connectivity Management Platform that provides an array of global IoT Connectivity services such as provisioning connectivity, provisioning users, rating and charging, distribution management, eSIM orchestration, diagnostics, and support.

Apart from the intellectual property listed above, we maintain six active patents, several trademarks, and ownership of domain and website names, all of which we consider our intellectual property.

Employees

As of December 31, 2024, we had 539 full-time employees.

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
•Our significant stockholders and their respective affiliates have significant influence over us, and their actions might not be in your best interest as a stockholder;
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
•Our development and investments in new technologies may not generate operating income or contribute to future results of operations that meet our expectations;
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
•We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business, financial condition, and results of operations;
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

We face risks related to the restatement of our previously issued unaudited condensed consolidated financial statements and financial information for the interim financial period for the second quarter of 2024, which may adversely impact our business.

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

As a result of the restatement, we are subject to a number of additional risks and uncertainties which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face many risks and challenges related to the restatement, including the risk that the processes undertaken to effect the restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement. We are also at risk of potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, or other claims arising from the restatement. As of the date of this Annual Report on Form 10-K, we are not aware of any such disputes arising out of the restatement. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

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

We have identified material weaknesses in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, which are disclosed in Part II, Item 9A, “Controls and Procedures” in this Annual Report on Form 10-K. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed discussion regarding the material weaknesses identified as well as management’s remediation plans, see Part II, Item 9A, “Control and Procedures” in this Annual Report on Form 10-K. If we are unable to accomplish our remediation objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to public companies could be impaired. We may not remediate our material weaknesses in a timely and effective manner. Furthermore, new material weaknesses may arise in the future. If our remediation measures are insufficient to address the material weaknesses, or if additional material weaknesses in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to further restate our financial results again.

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

The consolidated financial statements included in this Annual Report on Form 10-K reflect that the book value of our liabilities exceeds the book value of our assets. Further, the fair value of our debt reflects a discount to its par (or principal) value. We may therefore face constraints on our ability to raise further equity capital, refinance our debt on favorable terms or at all, or issue new debt, all of which could have a material adverse effect on our business.

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

We continue to invest significant resources toward advancements primarily in support of 4G- and 5G-based technologies. We also invest in new and expanded product areas by utilizing our existing technical and business expertise and through acquisitions or other strategic transactions. Our future growth depends on our ability to develop leading and cost-effective technologies and products for these new and expanded areas and developing technologies. In particular, our growth depends significantly on our ability to develop and commercialize products using 5G technologies. To the extent the 5G rollout is delayed due to interference with existing technologies, or adoption of 5G is slowed as a result of such concerns, we may incur significant costs and asset impairments, which could adversely affect our business, financial condition, and results of operations.

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

Natural disasters, public health crises and pandemics, political crises, civil unrest, climate change, and other catastrophic events or other events outside of our control could damage our facilities or the facilities of third parties on which we depend and could impact consumer spending.

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

Natural disasters, public health crises and pandemics, political crises, civil unrest, climate change, and other catastrophic events or other events outside of our control could impair the abilities of our employees to function effectively in their roles, given our mostly-remote workforce.

Our workforce is mostly remote and not office-based. If any member of our remote workforce is affected by a natural disaster (such as an earthquake, tsunami, wildfire, power shortage, flood, or hurricane), public health crisis (such as a pandemic and epidemic), political crisis (such as terrorism, war, political instability or other conflict), civil unrest (whether as an isolated incident or connected to an event such as a natural disaster or political crisis), climate change, or other catastrophic events outside our control, including a cyberattack, our employees’ ability to work effectively could be severely disrupted, and our ability to conduct normal business operations and our revenue, financial condition, and operating results could be adversely affected.

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

The primary service KORE provides in the United States is mobile broadband Internet connectivity. Historically, the FCC has recognized that broadband internet access services are “information services” subject to limited regulation. In 2015, the FCC issued a “network neutrality” decision that declared mass-market mobile broadband Internet access to be a commercial mobile radio service subject to certain “telecommunications service” regulations under Title II of the Communications Act of 1934. These regulations have the potential to limit the ways that mobile broadband Internet service providers can structure business arrangements and manage networks, and may spur additional restrictions, such as de facto rate regulation, which could adversely affect network investment and innovation and raise KORE’s costs. In 2017, the FCC voted to return broadband internet access service to its prior classification as “information services.” In 2023, the FCC announced its intention to consider rules aimed at subjecting mass market mobile broadband internet service to regulation under Title II again. KORE’s services are not directly implicated by these rulings because KORE does not provide “mass market” Internet access. However, by virtue of allowing all customers to access any point of the Internet, KORE’s Connectivity services are closely analogous to the services mentioned in the FCC’s open internet orders, which creates the possibility that the FCC may begin regulating KORE’s services in the future. As the FCC’s treatment of the Internet evolves, so may KORE’s FCC obligations.

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

Our operations at our properties are subject, or may become subject, to environmental, health and safety regulations, which could impose additional costs and compliance requirements, and we may face claims and liability for breaches, or alleged breaches, of such regulations and other applicable laws.

We could be liable for any environmental contamination at, under or released from our or our predecessors’ currently or formerly owned or operated properties. Certain environmental laws impose joint and several strict liability for releases of hazardous substances at such properties, without regard to fault or the legality of the original conduct. Costs associated with liability for removal or remediation of contamination or damage to natural resources could be substantial and liability under these laws may attach without regard to whether the responsible party knew of, or was responsible for, the presence of the contaminants. Accordingly, we may be held responsible for more than our share of the contamination or other damages, up to and including the entire amount of such damages. In addition to potentially significant investigation and remediation costs, such matters can give rise to claims from governmental authorities and other third parties, including for orders, inspections, fines or penalties, natural resource damages, personal injury, property damage, toxic torts and other damages. Our costs, liabilities and obligations relating to environmental matters could have a material adverse effect on our business, financial position, and results of operations.

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

Our common stock is currently listed for trading on the NYSE, and the continued listing of our common stock on the NYSE is subject to our compliance with applicable listing standards. On September 12, 2024, we were notified by the NYSE that we had failed to meet the NYSE’s continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period was less than $50 million, and, at the same time, our stockholders’ equity was less than $50 million. We have submitted a plan to the NYSE regarding regaining our compliance with this requirement. If we are unable to regain and maintain compliance with the NYSE criteria for continued listing, our common stock may be delisted. Delisting may have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline.

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

Certain significant stockholders of ours together own approximately 37% of our outstanding common stock as of December 31, 2024. We entered into a Second Amended and Restated Investor Rights Agreement dated October 30, 2024 (the “Amended Investor Rights Agreement”)

with these stockholders and an investor (Searchlight) who controls our Series A-1 Preferred Stock, $0.0001 par value per share (the “Series A-1 Preferred Stock”), and as of December 31, 2024 beneficially owned 14% of our outstanding common stock underlying 12,024,711 warrants exercisable for nominal consideration or on a cashless basis. The Amended Investor Rights Agreement provides these parties with, among other things, Board nomination rights. As a result of this arrangement, these stockholders have significant influence over us.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

We recognize the critical importance of maintaining the safety and security of our systems and data and have a program for overseeing and managing cybersecurity and related risks, which is supported by both management and our Board.

Our cybersecurity functions are led by our Chief Operating Officer (“COO”), who reports to our Chief Executive Officer. Our COO’s relevant experience in cybersecurity includes previous experience, such as having previously served as Chief Executive Officer of a company that provides geospatial intelligence software and as Chief Technology Officer at a global cloud-based enterprise software company. Our Vice President - IT Security & Compliance (“VPITSC”), under the direction of the COO, is responsible for overseeing our cybersecurity management program and the protection and defense of our networks and systems. The VPITSC’s relevant experience in cybersecurity includes over twelve years of extensive experience at the Company in cybersecurity, in various progressive roles. The VPITSC manages a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance.

Our Board is responsible for overseeing our enterprise risk management activities in general, and each of our Board committees assists the Board in its role of risk oversight. The full Board receives an update on the Company’s risk management process and the risk trends related to cybersecurity at least annually from the COO.

Our cybersecurity strategy includes but is not limited to the following key elements:

Risk Assessment and Management – We comply with the international standard ISO 27001, an Information Security Management System (ISMS), which helps safeguard the confidentiality, integrity, and availability of information through a structured risk management process. This approach assures stakeholders that cybersecurity risks are effectively managed. To support this commitment, we conduct regular risk assessments to identify, evaluate, and mitigate potential threats.

Internal training and awareness – We provide training to our employees to help identify, avoid, and mitigate the risk from cybersecurity threats. Our employees are required to complete mandatory cybersecurity awareness training upon hiring and also participate annually in required cybersecurity awareness training, unless on a leave of absence.

Technical Security Controls – We employ layered security controls, including Managed Endpoint Detection and Response, firewalls, intrusion detection systems, encryption technologies, and a Security Operations Center that is operated 24 hours a day, seven days a week.

Vendor risk management program – We have implemented processes to oversee, identify and manage risks from cybersecurity threats associated with our use of third-party service providers. Our vendor risk management program establishes governance, processes and tools for managing various risks related to third-party service providers, including information security and supplier-related risks. As a condition of working with KORE, suppliers who access sensitive business or customer information are expected to meet certain information security requirements.

Incident Response – We have put in place a formal incident response plan to address and mitigate potential security breaches in a timely and effective manner. Communication protocols have been established to notify relevant stakeholders, including regulators and customers, as required. Our incident response team conducts regular simulations and exercises to ensure readiness and effectiveness.

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

As of December 31, 2024, we have not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We are committed to investing in cybersecurity and to enhancing our internal controls and processes, which are designed to help protect our systems and information. For more information regarding the risks we face from cybersecurity threats, please see Part I, Item 1A, — “Risk Factors”.

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

Holders of Record

As of April 28, 2025, there were approximately 17,160,061 shares of our common stock outstanding with 40 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in “street name” accounts by brokers and other nominees.

Dividends

We have not paid any cash dividends on our common stock to date and we have no current plans to pay cash dividends to holders of our common stock. Our ability to declare dividends is limited by the terms of financing or other agreements entered into by us or our subsidiaries from time to time.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock in each month of the fourth quarter of 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2024 - October 31, 2024	10,141	$2.60	—	$—
November 1, 2024 - November 30, 2024	—	$—	—	$—
December 1, 2024 - December 31, 2024	—	$—	—	$—

(1) On October 1, 2024, 10,141 shares of common stock were surrendered by employees vesting in RSUs, in order to pay for applicable tax withholding. Under the Incentive Plan, participants may surrender shares as payment of applicable tax withholding on the vesting of equity awards. Shares so surrendered by participants in the Incentive Plan are repurchased pursuant to the terms of the Incentive Plan and applicable award agreement and not pursuant to publicly announced share repurchase programs. These shares of common stock have been cancelled.

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

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

Over the course of 2024, signs of easing inflation and overall stability in the labor market generally continued their trends, and at its September 2024 meeting the Federal Reserve Bank of the United States (the “Federal Reserve”) reduced interest rates for the first time since March 2020. At that meeting, the Federal Reserve elected to reduce its benchmark interest rate by what was then perceived to be an aggressive 50 basis points. The Federal Reserve later further reduced interest rates by 25 basis points in each of November 2024 and December 2024. Following the 2024 rate cuts, analysts are split over the expected timing and extent of future rate cuts, with 50 total basis points or less of interest rate reductions generally expected for 2025. As of the end of December 2024, annual inflation of 2.9% was lower than in the immediately preceding three years (2021 - 2023), but still above the Federal Reserve’s 2.0% target. The potential for high tariffs on many imported goods from multiple countries being imposed by the U.S. government, and significant restrictions on immigration, along with any potential supply chain or demand shocks should avian influenza become a human pandemic, would have the effect of dramatically increasing inflation once again.

Recent developments in our business

At this time, we generally expect revenue derived from the Connectivity verticals of our business to remain fairly stable, given the “stickiness” of this revenue, while the more volatile IoT Managed Services (or “IoTMS”) business verticals consisting of Solutions and Products may experience uneven revenue on both an actual and projected basis. We expect that IoTMS projects may be delayed by customers due to overall macroeconomic conditions. We further expect that the overall IoT market may become more competitive from a pricing standpoint, and that our existing customers will continue to seek efficiency in terms of their operating expenses, all of which may create pressure on our revenue.

Results of Operations for the Years Ended December 31, 2024 and 2023:

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

The table below sets forth the details of revenue from services and products for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Services	$234,247	$212,645	$21,602	10%
Products	51,840	63,965	(12,125)	(19)%
Total Revenue	$286,087	$276,610	$9,477	3%

Services revenue increased by approximately $21.6 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in Services revenue was primarily driven by the acquisition of Twilio’s IoT business completed in 2023, and the residual growth was driven by new customer business and increased connectivity utilization in our existing customer base.

Products revenue decreased by approximately $12.1 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease in Products revenue was primarily driven by reduced demand from our largest customers in the Connected Health vertical, as they applied greater emphasis on inventory management and order fulfillment. In addition, we made the decision at the end of 2023 to accept fewer less-profitable hardware deals in 2024.

The table below sets forth the details of revenue disaggregated as arising from IoT Connectivity and IoT Solutions for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,		Year-over-Year Increase / (Decrease)
(in thousands)	2024	2023	$	%
IoT Connectivity	$226,853	$202,393	$24,460	12%
IoT Solutions	59,234	74,217	(14,983)	(20)%
Total Revenue	$286,087	$276,610	$9,477	3%

IoT Connectivity revenue increased by approximately $24.5 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in IoT Connectivity revenue was primarily driven by the acquisition of Twilio’s IoT business completed in 2023. Additional revenue growth was driven by SIM transfers from key strategic customers, organic growth in existing customers as a result of net new activations, and increased connectivity consumption.

IoT Solutions revenue decreased by approximately $15.0 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease in IoT Solutions revenue was primarily driven by reduced demand from our largest customers in the current year as these customers applied greater emphasis on inventory management and order fulfillment, in addition to our decision to accept fewer less-profitable hardware deals in 2024.

Cost of revenue, exclusive of depreciation and amortization

The cost of revenue associated with IoT Connectivity includes carrier costs, network operations, technology licenses, and SIMs. The cost of revenue associated with IoT Solutions includes the cost of devices, shipping costs, warehouse lease and related facilities expenses, and personnel cost. The total cost of revenue excludes depreciation and amortization.

The table below sets forth our cost of revenue, exclusive of depreciation and amortization, for the years ended December 31, 2024 and 2023, disaggregated by “cost of services” and “cost of products”:

	For the Year Ended December 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Cost of services	$93,663	$82,547	$11,116	13%
Cost of products	32,498	46,016	(13,518)	(29)%
Total cost of revenue	$126,161	$128,563	$(2,402)	(2)%

Cost of services increased by approximately $11.1 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in costs of services was primarily due to additional carrier costs related to the acquisition of the Twilio IoT business completed in 2023, along with SIM transfers and increased connectivity consumption across multiple carriers.

Cost of products decreased by approximately $13.5 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease in cost of products was primarily due to lower hardware sales volume from existing IoT Solutions customers.

The table below sets forth our cost of revenue, exclusive of depreciation and amortization, for the years ended December 31, 2024 and 2023, disaggregated by “cost of IoT Connectivity” and “cost of IoT Solutions”:

	For the Year Ended December 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Cost of IoT Connectivity	$89,597	$77,263	$12,334	16%
Cost of IoT Solutions	36,564	51,300	(14,736)	(29)%
Total cost of revenue	$126,161	$128,563	$(2,402)	(2)%

The cost of IoT Connectivity increased by approximately $12.3 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in the cost of IoT Connectivity was primarily due to additional carrier costs driven by the acquisition of Twilio’s IoT business completed in 2023 along with growth in connections across multiple carriers and increased connectivity consumption across those carriers from our existing customers.

The cost of IoT Solutions decreased by approximately $14.7 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease in the cost of IoT Solutions was primarily due to decreased costs associated with lower IoT Solutions revenue from existing customers.

Selling, general, and administrative expenses

The following table sets forth the Company’s selling, general, and administrative expenses incurred for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Selling, general, and administrative expenses	$140,016	$129,200	$10,816	8%

Selling, general, and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit, legal fees, and other general operating expenses.

SG&A expenses increased by approximately $10.8 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in SG&A expenses was primarily driven by an increase in personnel-related costs, including salaries and benefits, partially offset by decreases in professional service fees.

Selling, general, and administrative expenses incurred with affiliates

The following table sets forth the Company’s SG&A expenses incurred with affiliates for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2023	$	%
Selling, general, and administrative expenses incurred with affiliates	$624	$988	*	*

* Not meaningful

For the year ended December 31, 2024, SG&A expenses incurred with affiliates related solely to fees paid to HealthEZ, an ABRY Partners, LLC (“ABRY”) portfolio company. HealthEZ was the Company’s third-party administrator (“TPA”) for its self-insured health insurance claims in both 2024 and 2023. As of each of December 31, 2024 and 2023, ABRY beneficially owned approximately 29% of the Company’s outstanding common stock. ABRY is therefore considered an affiliate of the Company, and two of the Company’s Board members are employed by ABRY.

The Company has contracted with a new, unaffiliated, TPA for 2025, which will result in a reduction of administration costs on a per-employee per month basis.

For the year ended December 31, 2023, SG&A expenses incurred with affiliates related primarily to expenses incurred to HealthEZ for administration of our health insurance plan, along with immaterial expenses for technical assistance services, rent, and professional services to two companies controlled by a key member of our subsidiary’s management team. We terminated the technical assistance services agreement on February 14, 2023 and terminated the office lease and professional services agreement on June 29, 2023.

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

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
(in thousands)	2024	2023
Net loss	$(146,076)	$(167,042)
Income tax benefit	(5,937)	(4,158)
Interest expense, net	51,396	42,680
Depreciation and amortization	56,218	58,363
EBITDA	(44,399)	(70,157)
Goodwill impairment loss	65,861	78,257
Loss on debt extinguishment	—	2,584
Change in fair value of warrant liability	(4,040)	6,436
Transformation expenses	—	6,624
Acquisition costs	—	1,776
Integration-related restructuring costs	19,159	16,532
Stock-based compensation	8,481	11,251
Foreign currency (gain) loss	5,207	(182)
Other (1)	2,869	2,429
Adjusted EBITDA	$53,138	$55,550

(1) “Other” adjustments are comprised of adjustments for certain indirect or non-income based taxes.

Transformation expenses are related to the implementation of our strategic transformation plan and include the costs of a re-write of our core technology platform, expenses incurred to design certain new IoT Solutions, and “go-to-market” capabilities. These expenses were completed in 2023.

Integration-related restructuring costs for the year ended December 31, 2024 were primarily comprised of severance costs associated with the restructuring program previously announced in August 2024, as well as retention bonuses, severances, license and subscription fees, and professional services related to integration of previously acquired businesses. These costs for the year ended December 31, 2023 were primarily associated with legal, accounting diligence, quality of earnings, valuation, and search expenses related to the acquisition of the Twilio IoT business.

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

The following table sets forth a reconciliation of net cash provided by operating activities to free cash flow for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$9,906	$(6,419)
Purchases of property and equipment	(2,807)	(4,433)
Additions to intangible assets	(10,648)	(15,797)
Free cash flow	$(3,549)	$(26,649)

Non-GAAP Profit and Non-GAAP Margin

Gross profit and gross margin as calculated in accordance with GAAP include depreciation and amortization as part of a cost of revenue, which is shown separately for convenience in the below GAAP reconciliation.

Non-GAAP Margin is a non-GAAP measure defined as non-GAAP Gross Profit (“Non-GAAP Profit”) divided by revenue, expressed as a percentage. Non-GAAP Profit is a non-GAAP measure defined as gross profit excluding certain (i) inventory adjustments that may not be indicative of ongoing operations, (ii) depreciation and (iii) amortization.

The table below sets forth gross profit and gross margin calculated in accordance with GAAP, based upon the categories of revenue and associated costs disaggregated by “cost of services” and “cost of products,” reconciled to Non-GAAP Profit and Non-GAAP Margin, disaggregated by “cost of services” and “cost of products,” as well as overall:

	For the Year Ended December 31,
($ in thousands)	2024		2023
Services	$	%	$	%
Revenue	$234,247		$212,645
Cost of revenue, excluding depreciation and amortization	93,663		82,547
Depreciation and amortization in cost of revenue (1)	44,257		48,896
Gross Profit $ / Margin %	$96,327	41.1%	$81,202	38.2%

Exclude: Depreciation and amortization	44,257		48,896
Non-GAAP Profit $ / Non-GAAP Margin %	$140,584	60.0%	$130,098	61.2%

Products
Revenue	$51,840		$63,965
Cost of revenue, excluding depreciation and amortization	32,498		46,016
Depreciation and amortization in cost of revenue (1)	4,062		4,361
Gross Profit $ / Margin %	$15,280	29.5%	$13,588	21.2%

Exclude: Inventory adjustments	1,163		103
Exclude: Depreciation and amortization	4,062		4,361
Non-GAAP Profit $ / Non-GAAP Margin %	$20,505	39.6%	$18,052	28.2%

Overall Gross Profit $ / Margin %	$111,607	39.0%	$94,790	34.3%
Non-GAAP Profit $ / Non-GAAP Margin %	$161,089	56.3%	$148,150	53.6%

(1) Depreciation and amortization as included in cost of revenue for GAAP. Separately shown for recalculation purposes.

During the year ended December 31, 2024, services gross margin increased 2.9% compared to the year ended December 31, 2023, primarily driven by the decrease in depreciation and amortization in the cost of revenue offset by a slight decrease in IoT Connectivity gross margins due to fiscal year 2024 having a full year of revenue from the Twilio IoT acquisition. Services Non-GAAP margin decreased 1.2% compared to the year ended December 31, 2023, primarily driven by the full year of inclusion of the lower margin services revenue from the acquisition of Twilio’s IoT business.

During the year ended December 31, 2024, products gross margin increased 8.3% compared to the year ended December 31, 2023, primarily driven by management’s decision in 2024 to forgo low or zero margin hardware revenue, offset by inventory write-offs for obsolete hardware. Products Non-GAAP margin increased 11.4% compared to the year ended December 31, 2023, primarily driven by the management’s decision to forgo low or zero margin hardware revenue and increase pricing.

The table below sets forth gross profit and gross margin calculated in accordance with GAAP, based upon the categories of revenue and associated costs disaggregated by “IoT Connectivity” and “IoT Solutions,” reconciled to Non-GAAP profit and Non-GAAP margin, disaggregated by “IoT Connectivity” and “IoT Solutions”:

	For the Year Ended December 31,
($ in thousands)	2024		2023
IoT Connectivity	$	%	$	%
Revenue	$226,853		$202,393
Cost of revenue, excluding depreciation and amortization	89,597		77,263
Depreciation and amortization in cost of revenue (1)	44,257		48,896
Gross Profit $ / Margin %	$92,999	41.0%	$76,234	37.7%

Exclude: Depreciation and amortization	44,257		48,896
Non-GAAP Profit $ / Non-GAAP Margin %	$137,256	60.5%	$125,130	61.8%

IoT Solutions
Revenue	$59,234		$74,217
Cost of revenue, excluding depreciation and amortization	36,564		51,300
Depreciation and amortization in cost of revenue (1)	4,062		4,361
Gross Profit $ / Margin %	$18,608	31.4%	$18,556	25.0%

Exclude: Inventory adjustments	1,163		103
Exclude: Depreciation and amortization	4,062		4,361
Non-GAAP Profit $ / Non-GAAP Margin %	$23,833	40.2%	$23,020	31.0%

Overall Gross Profit $ / Margin %	$111,607	39.0%	$94,790	34.3%
Non-GAAP Profit $ / Non-GAAP Margin %	$161,089	56.3%	$148,150	53.6%

(1) Depreciation and amortization as included in cost of revenue for GAAP. Separately shown for recalculation purposes.

During the year ended December 31, 2024, IoT Connectivity gross margin increased 3.3% compared to the year ended December 31, 2023, primarily driven by the decrease in depreciation and amortization in the cost of revenue offset by a slight decrease in IoT Connectivity gross margins due to fiscal year 2024 having a full year of revenue from the Twilio IoT acquisition. IoT Connectivity Non-GAAP margin decreased 1.3% compared to the year ended December 31, 2023, primarily driven by the full year inclusion of the lower margin IoT Connectivity revenue from the acquisition of Twilio’s IoT business.

During the year ended December 31, 2024, IoT Solutions gross margin increased 6.4% compared to the year ended December 31, 2023, primarily driven by management’s decision in 2024 to forgo low or zero margin hardware revenue, offset by inventory write-offs for obsolete hardware. IoT Solutions Non-GAAP margin increased 9.2% compared to the year ended December 31, 2023, primarily driven by the management’s decision to forgo low or zero margin hardware revenue and increase pricing.

Key Operational Metrics

We review a number of operational metrics to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The operational metrics identified by management as key operational metrics are Total Number of Connections, Average Connections Count, Dollar-Based Net Expansion Rate, Total Contract Value, and Average Revenue per User.

Total Number of Connections and Average Connections Count

The “Total Number of Connections” constitutes the total of all our IoT Connectivity services connections, including both CaaS and CEaaS (explained below) but excluding certain connections where mobile carriers license our subscription management platform from us. The “Average Connections Count” is the simple average of the total number of connections during the relevant fiscal period(s) presented.

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

These metrics are the principal measures used by management to assess the growth of the business on a periodic basis, on a SIM and / or device-based perspective. We believe that investors also use these metrics for similar purpose.

The table below sets forth our Total Number of Connections as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Total Number of Connections at Period End	19.7 million	18.5 million

The table below sets forth our Average Connections Count for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Average Connections Count for the Period	18.7 million	17.3 million

Total Number of Connections as of December 31, 2024 and December 31, 2023, presented above included an approximate increase of 3.9 million and 3.3 million, respectively, related to the acquisition of Twilio’s IoT business. Average Connections Count for the years ended December 31, 2024 and 2023 presented above included an approximate increase of 3.6 million and 1.8 million, respectively, related to the acquisition of Twilio’s IoT business.

Dollar-Based Net Expansion Rate (“DBNER”)

DBNER tracks the combined effect of cross-sales of IoT Solutions to KORE’s existing customers, its customer retention and the growth of its existing business. KORE calculates DBNER by dividing the revenue for a given period (“given period”) from existing go-forward customers by the revenue from the same customers for the same period measured one year prior (“base period”).

The revenue included in the current period excludes revenue from (i) customers that are “non-go-forward” customers, meaning customers that have either communicated to KORE before the last day of the current period their intention not to provide future business to KORE or customers that KORE has determined are transitioning away from KORE based on a sustained multi-year time period of declines in revenue and (ii) new customers that started generating revenue after the end of the base period. For the purposes of calculating DBNER, if KORE acquires a company during the given period or the base period, then the revenue of a customer before the acquisition but during either the given period or the base period is included in the calculation. For example, to calculate our DBNER for the trailing 12 months ended December 31, 2024, we divide (i) revenue, for the trailing 12 months ended December 31, 2024, from go-forward customers that started generating revenue on or before December 31, 2023, by (ii) revenue, for the trailing 12 months ended December 31, 2023, from the same cohort of customers.

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

KORE’s DBNER was 95% for the twelve months ended December 31, 2024, as compared to 96% for the twelve months ended December 31, 2023. This decrease in DBNER is considered relatively flat, and is indicative of slightly more revenue resulting from new customer wins (which are not included in the DBNER calculation) during the measurement period of the DBNER calculation.

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

As of December 31, 2024, our sales funnel included over 1,062 opportunities with an estimated potential TCV of over $312 million. As of December 31, 2023, our sales funnel included over 1,600 opportunities with an estimated potential TCV of over $545 million.

Average Revenue per User (“ARPU”)

ARPU is calculated by dividing the total IoT Connectivity revenue during the period by the Total Number of Connections during that same period. ARPU is used by management as a measure to assess the revenue generated per connection. We believe that ARPU is an important metric for both management and investors to help in understanding the financial performance and effectiveness of the Company’s monetization per connection. ARPU is calculated on a three-month (current quarter) basis only, as longer periods are not meaningful.

ARPU was $0.97 and $0.99 for the three months ended December 31, 2024 and 2023, respectively.

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

Summary and Description of Financing Arrangements

The table below sets forth a summary of the Company’s outstanding long-term debt as of December 31, 2024 and December 31, 2023:

	December 31,
(in thousands)	2024	2023
Term Loan - WhiteHorse	$183,150	$185,000
Backstop Notes	120,000	120,000
Other borrowings	—	561
Total	$303,150	$305,561
Less: current portion of long-term debt	(1,850)	(2,411)
Less: debt issuance costs, net of accumulated amortization of $1.4 million and $0.8 million, respectively	(2,349)	(2,911)
Less: original issue discount on Term Loan - WhiteHorse	(3,290)	(4,130)
Total Long-term debt and other borrowings, net	$295,661	$296,109

Term Loan and Revolving Credit Facility — WhiteHorse Capital Management, LLC (“WhiteHorse”)

On November 9, 2023, the Company only with respect to certain limited sections thereof, and certain subsidiaries of the Company entered into a credit agreement with WhiteHorse that consisted of a senior secured term loan of $185.0 million (“Term Loan”) as well as a senior secured revolving credit facility of $25.0 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). Borrowings under the Term Loan and the Revolving Credit Facility bear interest at a rate at the Company’s option of either (1) Term SOFR for a specified interest period (at the Company’s option) of one to three months plus an applicable margin of up to 6.50% or (2) a base rate plus an applicable margin of up to 5.50%. The Term SOFR rate is subject to a “floor” of 1.0%. The applicable margins for Term SOFR rate and base rate borrowings are each subject to a reduction as set forth in the credit agreement if the Company maintains a first lien net leverage ratio of less than 2.25:1.00 and greater than or equal to 1.75:1.00 and less than 1.75:1.00, respectively. Interest is paid on the last business day of each quarterly interest period except at maturity. The credit agreement became effective on November 15, 2023.

Principal payments of approximately $0.5 million are due on the last business day of each quarter. The maturity date of the Credit Facilities is November 15, 2028.

As of December 31, 2024 and December 31, 2023, there were no amounts outstanding on the Revolving Credit Facility.

The Credit Facilities are secured by substantially all of the Company’s subsidiaries’ assets. The Term Loan agreement restricts cash dividends and other distributions from the Company’s subsidiaries to the Company and also restricts the Company’s ability to pay cash dividends to its shareholders.

The Credit Facilities are subject to customary financial covenants, including with respect to the Total Net Leverage Ratio, defined as, with respect to any period end, to the ratio of (a) Consolidated Total Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement); and First Lien Net Leverage Ratio, defined as, with respect to any period end, the ratio of (a) Consolidated First Lien Debt (as defined in the credit agreement) to (b) Consolidated EBITDA. “Consolidated EBITDA” as defined by the credit agreement is equivalent to our Adjusted EBITDA, as presented in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The Total Net Leverage Ratio shall not be greater than 6.25:1.00 for quarterly periods ended March 31, 2024 and June 30, 2024; 5.75:1.00 for the quarterly periods ended September 30, 2024 and December 31, 2024; 5.50:1.00 for the quarterly periods ending March 31, 2025, June 30, 2025, and September 30, 2025; and 5.25:1.00 for periods ending December 31, 2025 and thereafter. The First Lien Net Leverage Ratio shall not be greater than 3.50:1.00 for quarterly periods ended March 31, 2024 and June 30, 2024; 3.00:1.00 for the quarterly periods ended September 30, 2024 and December 31, 2024; 2.75:1.00 for the quarterly periods ending March 31, 2025, June 30, 2025, and September 30, 2025; and 2.50:1.00 for periods ending December 31, 2025 and thereafter.

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

The Backstop Notes were issued at par and bear interest at a rate of 5.50% per annum which is paid semi-annually on March 30 and September 30 of each year. The Backstop Notes are exchangeable into common stock of the Company at $62.50 per share (the “Base Exchange Rate”) at any time at the option of the lender. At the Base Exchange Rate, the Notes are exchangeable for a maximum of approximately 1.9 million shares of the Company’s common stock, but limited to 9.9% of common shares outstanding. The Base Exchange Rate may be adjusted for certain dilutive events or change in control events as defined by the Indenture (the “Adjusted Exchange Rate”).

After September 30, 2023 and prior to the fifth business day after the last quarter end before the maturity date, if the Company’s shares of common stock are trading at a defined premium to the Base Exchange Rate or applicable Adjusted Exchange Rate, the Company may pay or deliver, as the case may be, in respect of each $1,000 principal amount of Backstop Notes being exchanged, cash, shares of its common stock, or a combination of cash and shares of its common stock.

The Backstop Notes were issued pursuant to an indenture which contains financial covenants related to the Company’s maximum total debt to Adjusted EBITDA ratio.

Other borrowings

The Company’s “other borrowings” as set forth on the foregoing table regarding the Company’s long-term debt related solely to a premium finance agreement entered into on August 3, 2022, to purchase a Directors and Officers insurance policy with a two-year policy term. The original amount borrowed was approximately $3.6 million at a fixed rate of 4.6% per annum, amortized over twenty months. The premium finance agreement requires 20 fixed monthly principal and interest payments of approximately $0.2 million per month from August 15, 2022 to March 15, 2024. The borrowing was fully repaid as scheduled.

Mandatorily Redeemable Preferred Stock

The Company has authorized 35,000,000 shares of preferred stock, and has issued to a single investor (Searchlight) who is currently the sole holder of 152,857 shares of Series A-1 preferred stock, which is mandatorily redeemable for cash payable to the holder on November 15, 2033. The number of issued and outstanding shares of Series A-1 preferred stock are currently the same. The Series A-1 preferred stock has a liquidation preference of $1,000 per share. No amounts are redeemable during the five years subsequent to December 31, 2024.

The following table sets forth the number of shares and the carrying amounts of Series A-1 preferred stock as of December 31, 2024 and December 31, 2023:

		Carrying Amount
($ in thousands)	Shares	December 31, 2024	December 31, 2023
Preferred stock issued November 15, 2023	150,000	$150,000	$150,000
Preferred stock issued December 13, 2023	2,857	2,857	2,857
Preferred stock issuance costs (1)	N/A	(5,335)	(5,936)
Allocation of proceeds to preferred stock (2)	N/A	(4,746)	(5,327)
Preferred stock, end of year	152,857	$142,776	$141,594

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

(2) The redemption amount of the Series A-1 preferred stock of approximately $152.9 million differs from the carrying amount, above, which difference is attributable to an allocation of proceeds received to these shares upon issuance, as this liability is recorded based on its initial fair value as a Level 2 instrument in the fair value hierarchy, which involved an allocation of proceeds between the preferred stock as a freestanding financial instrument and the associated Penny Warrants issued concurrently to the same investor as a freestanding derivative. The accretion of this allocation of proceeds is further described below.

The allocation of proceeds will be accreted so that the carrying value and redemption amount will be equal on the mandatory redemption date of the preferred stock on November 15, 2033. Accretion of approximately $0.6 million was recognized during the year ended December 31, 2024. No accretion was recognized during the year ended December 31, 2023 due to immateriality.

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

The Series A-1 preferred stock accrues dividends at an initial rate of 13% per year, compounded and payable quarterly, though cash payment of dividends must be declared by the Board, and are otherwise accrued, as further described below:

Searchlight, as the current sole owner of the Series A-1 preferred stock, is solely owed the accrued interest arising from the Series A-1 preferred stock outstanding, which interest is referred to in the Certificate of Designations of Preferences, Rights and Limitations of Series A-1 Preferred Stock as “Dividends”. The “dividend rate” means, initially, 13% per annum, and dividends on each share of Series A-1 preferred stock shall (i) accrue on the liquidation preference of such share and on any accrued dividends on such share, on a daily basis from and including the issuance date of such share, whether or not declared, whether or not the Company has earnings and whether or not the Company has assets legally available to make payment thereof, at a rate equal to the dividend rate, (ii) compound quarterly and (iii) be payable quarterly in arrears, in accordance with the section, below, on each dividend payment date, commencing on December 31, 2023. Dividends on the Series A-1 preferred stock shall accrue on the basis of a 365-day year based on actual days elapsed. The amount of dividends payable with respect to any share of Series A-1 preferred stock for any dividend payment period shall equal the sum of the daily dividend amounts accrued with respect to such share during such dividend payment period.

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

Cash Flows

	For the Year Ended December 31,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$9,906	$(6,419)
Net cash used in investing activities	$(13,455)	$(20,230)
Net cash (used in) provided by financing activities	$(3,782)	$18,906

Cash flows from operating activities

For the year ended December 31, 2024, cash provided by operating activities was approximately $9.9 million. The change in operating cash flows from 2023 was primarily due to the accrual of interest payable to affiliate in arrears, and timing of accounts payable and receivable.

Cash flows from investing activities

Cash used in investing activities for the years ended December 31, 2024 and 2023 was primarily used for investments in property and equipment and internally developed software.

Cash flows from financing activities

Cash used in financing activities for the year ended December 31, 2024, was primarily due to scheduled principal payments on the Term Loan. During 2023, cash provided by financing activities was primarily due to the refinancing of the prior term loan.

Cash Availability and Purchase Commitments

We have the ability to defer the cash payment of dividends (which are accounted for under GAAP as interest due to the debt-like features of the underlying instrument) due on the Series A-1 preferred stock, and plan to defer such payments in order to preserve cash for other purposes. As of December 31, 2024, we owed approximately $23.8 million in such dividend liability, which is due to an affiliate (Searchlight).

We also had a total of $58.0 million of purchase commitments payable that were not recorded as liabilities on our consolidated balance sheet as of December 31, 2024. On April 1, 2025, the Google Cloud Platform (“GCP”) commitment was amended, resulting in a reduction of the total GCP commitment amount from $22.0 million to $10.9 million, or approximately 50.5% of the total GCP commitment amount. In connection with the amendment, the Company will incur a fee of $1.2 million payable by May 1, 2025. This amendment qualifies as a subsequent event (see Note 25 — Subsequent Events).

As of December 31, 2024, we had approximately $19.4 million of cash on hand.

Significant Repurchase of Equity Securities during 2024

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

Determining if an indicator of impairment to goodwill has occurred involves considerable judgement. During both the second quarter of 2024 and the third quarter of 2023, we experienced (among other qualitative indicators described in Part II, Item 8, Notes to the Consolidated Financial Statements, Note 8 — Goodwill and Other Intangible Assets) declines in our stock price and market capitalization that, in management’s opinion, represented at each time, a possible indicator of impairment as the observed declines were both significant and sustained, and thus, impairment testing was deemed to be indicated.

In testing goodwill for impairment, the underlying assumptions and factors subject to sensitivity included the Company’s internal forecasts of its future results including projected revenue growth rates, cash flows, and its weighted average cost of capital, discount rates, and market factors such as earnings multiples from comparable publicly traded companies.

In the second quarter of 2024, we recorded a goodwill impairment loss of $65.9 million, and in the third quarter of 2023 we recorded a goodwill impairment loss of $78.3 million. There can be no assurance that goodwill will not be further impaired in the future, and there can be no assurance that management will identify potential qualitative, off-cycle indicators of further goodwill impairment on a timely basis, as these matters are subjective in nature.

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

Capitalized internal use software, net of accumulated amortization, was $32.7 million and $35.8 million as of December 31, 2024 and 2023, respectively, and is included in intangible assets on our consolidated balance sheets.

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

Shareholders and Board of Directors
KORE Group Holdings, Inc.
Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of KORE Group Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2020.

Atlanta, Georgia
April 30, 2025

KORE Group Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$19,408	$27,137
Accounts receivable, net	43,980	52,413
Inventories, net	6,653	8,215
Prepaid expenses and other current assets	9,922	14,222
Total current assets	79,963	101,987
Noncurrent assets:
Restricted cash	293	300
Property and equipment, net	9,052	10,956
Intangible assets, net	125,057	167,587
Goodwill	228,844	294,974
Operating lease right-of-use assets	8,412	9,367
Other non-current assets	4,212	1,813
Total assets	$455,833	$586,984

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$14,827	$23,983
Accrued liabilities	31,849	23,421
Current portion of operating lease liabilities	1,431	1,446
Deferred revenue	8,509	9,044
Current portion of long-term debt and other borrowings, net	1,850	2,411
Warrant liabilities to affiliates	7,624	11,664
Total current liabilities	66,090	71,969
Noncurrent liabilities:
Operating lease liabilities	8,278	9,446
Long-term debt and other borrowings, net	295,661	296,109
Deferred income tax liabilities, net	4,131	13,795
Accrued interest due to affiliate	23,798	2,530
Mandatorily redeemable preferred stock due to affiliate, net	142,776	141,594
Other liabilities	14,699	14,568
Total liabilities	555,433	550,011
Commitments and Contingencies
Stockholders’ (deficit) equity:
Common stock, voting; par value $0.0001 per share; 315,000,000 shares authorized; 18,201,093 shares issued and 17,008,356 outstanding as of December 31, 2024, and 17,476,530 shares issued and 16,476,530 outstanding as of December 31, 2023	8	8
Additional paid in capital	468,711	461,069
Accumulated other comprehensive loss	(3,778)	(6,070)
Accumulated deficit	(561,356)	(415,280)
Treasury stock, at cost, 1,192,737 shares as of December 31, 2024, and 1,000,000 shares as of December 31, 2023	(3,185)	(2,754)
Total stockholders’ (deficit) equity	(99,600)	36,973
Total liabilities and stockholders’ (deficit) equity	$455,833	$586,984

See accompanying notes to consolidated financial statements

KORE Group Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023
Revenue
Services	$234,247	$212,645
Products	51,840	63,965
Total revenue	286,087	276,610
Cost of revenue
Services	93,663	82,547
Products	32,498	46,016
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	126,161	128,563
Operating expenses
Selling, general, and administrative expenses	140,016	129,200
Selling, general, and administrative expenses incurred with affiliates	624	988
Depreciation and amortization	56,218	58,363
Goodwill impairment	65,861	78,257
Total operating expenses	262,719	266,808
Operating loss	(102,793)	(118,761)
Other expense (income)
Interest expense, including amortization of deferred financing costs	31,248	40,625
Interest expense incurred with affiliate, including amortization of deferred financing costs	21,268	2,607
Interest income	(1,120)	(552)
Change in fair value of warrant liabilities to affiliates	(4,040)	6,436
Loss on extinguishment of debt	—	2,584
Other expense, net	1,864	739
Loss before income taxes	(152,013)	(171,200)
Income tax benefit	(5,937)	(4,158)
Net loss	$(146,076)	$(167,042)

Loss per share:
Basic and diluted	$(7.59)	$(9.97)
Weighted average shares outstanding:
Basic and diluted	19,246,799	16,761,646

Comprehensive loss
Net loss	$(146,076)	$(167,042)
Other comprehensive loss:
Foreign currency translation adjustment	2,292	320
Comprehensive loss	$(143,784)	$(166,722)
See accompanying notes to consolidated financial statements

KORE Group Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(In thousands, except share data)

	For the Year Ended December 31,
	2024	2023
Par value of common stock
Balance, beginning of year	$8	$8
Balance, end of year	8	8

Additional paid-in capital
Balance, beginning of year	461,069	435,292
Common stock issued pursuant to acquisition	—	14,700
Stock-based compensation expense	8,481	11,251
Stock awards cancelled for employee tax withholdings	(839)	(405)
Private offering and merger financing refund	—	231
Balance, end of year	468,711	461,069

Accumulated other comprehensive loss
Balance, beginning of year	(6,070)	(6,390)
Foreign currency translation adjustment	2,292	320
Balance, end of year	(3,778)	(6,070)

Accumulated deficit
Balance, beginning of year	(415,280)	(248,238)
Net loss	(146,076)	(167,042)
Balance, end of year	(561,356)	(415,280)

Treasury stock, at cost
Balance, beginning of year	(2,754)	—
Purchase of treasury stock	(431)	(2,754)
Balance, end of year	(3,185)	(2,754)

Total stockholders’ (deficit) equity	$(99,600)	$36,973

See accompanying notes to consolidated financial statements

KORE Group Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended
	2024	2023
Operating activities:
Net loss	$(146,076)	$(167,042)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	56,218	58,363
Amortization of deferred financing costs	2,584	2,204
Loss on extinguishment of debt	—	2,584
Goodwill impairment	65,861	78,257
Stock-based compensation expense	8,481	11,251
Deferred income taxes	(10,109)	(11,412)
Change in fair value of warrant liabilities to affiliates	(4,040)	6,436
Amortization of operating lease right-of-use assets	1,284	2,331
Unrealized loss on foreign currency translation	5,020	(182)
Other	1,029	282
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,723	(7,707)
Inventories	1,511	1,973
Prepaid expenses and other assets	4,029	(87)
Accounts payable and accrued liabilities	(49)	12,968
Accrued interest due to affiliate	21,268	2,530
Deferred revenue	(418)	1,175
Operating lease liabilities	(1,491)	(1,847)
Other assets and liabilities	(1,919)	1,504
Net cash provided by (used in) operating activities	$9,906	$(6,419)
Investing activities:
Purchases of property and equipment	(2,807)	(4,433)
Additions to intangible assets	(10,648)	(15,797)
Net cash used in investing activities	$(13,455)	$(20,230)
Financing activities:
Repayment of debt	(2,411)	(304,847)
Purchase of treasury stock	(431)	(2,754)
Principal payments under finance lease obligations	(101)	(123)
Payment of employee tax withholdings through cancelled shares of stock	(839)	(405)
Proceeds from issuance of debt	—	185,000
Payment of original issue discount	—	(4,200)
Payment of deferred financing costs	—	(6,853)
Proceeds from mandatorily redeemable preferred stock due to affiliate	—	152,857
Private offering and merger financing refund	—	231
Net cash (used in) provided by financing activities	$(3,782)	$18,906
Effect of exchange rate changes on cash	$(405)	$173
Net decrease in cash and restricted cash	$(7,736)	$(7,570)
Cash and restricted cash, beginning of year	$27,437	$35,007
Cash and restricted cash, end of year	$19,701	$27,437

Supplemental cash flow information:
Cash paid for interest	$28,885	$35,330
Cash paid for income taxes (net of refunds)	$2,104	$5,718

Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$485	$1,636
Non-cash consideration (stock) issued for acquisition	$—	$14,700
Issuance of penny warrants	$—	$5,195

Reconciliation of cash and restricted cash, end of year:
Cash	$19,408	$27,137
Restricted cash	293	300
Total cash and restricted cash, end of year	$19,701	$27,437

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

The Company is incorporated in the state of Delaware and its operations are primarily located in North America. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “KORE”. The Company implemented a reverse stock split of its common stock at a ratio of 1-for-5 effective as of July 1, 2024. The reverse stock split did not adjust the par value of the Company’s stock, nor did it affect the number of common shares authorized. No fractional shares were issued in connection with the reverse stock split. Any fractional shares resulting from the reverse stock split, regardless of the fractional amount, resulted in an additional one share in lieu of such fractional share. The number of shares of common stock covered by the warrants outstanding at the effective time of the reverse stock split was reduced to one-fifth the number of shares of common stock covered by the warrants immediately preceding the reverse stock split, and the exercise price per share was increased by five times the exercise price immediately preceding the reverse stock split, resulting in the same aggregate price being required to be paid therefor upon exercise thereof as was required immediately preceding the reverse stock split. All calculations have been adjusted to reflect the reverse stock split for all periods presented. The reverse stock split did not affect the shares of preferred stock outstanding.

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

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements (Unaudited)

The Company identified an error related to the calculation of the goodwill impairment which was reflected in the Company’s Unaudited Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2024 (the “Affected Period”). As a result of this calculation error in the second quarter of 2024, “Operating loss” for the three and six month periods ended June 30, 2024 was understated by $17.7 million in the Company’s Unaudited Condensed Consolidated Statements of Operations, and at the same time, “Goodwill” as of June 30, 2024 was overstated by the same amount in the Company’s Unaudited Condensed Consolidated Balance Sheet for the Affected Period included within the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which was originally filed with the United States Securities and Exchange Commission (the “SEC”) on August 14, 2024. Additionally, as of and for the three and six months ended June 30, 2024, the Company identified other immaterial errors that were also corrected.

Reclassifications of Prior Period Presentation

Certain immaterial amounts reported in prior periods in the consolidated financial statements have been corrected and reclassified to conform to the current year’s presentation.

The amount of “accrued interest due to affiliate” of $2.5 million on the consolidated balance sheet as of December 31, 2023 has been reclassified to noncurrent liabilities for comparative purposes. During the year ended December 31, 2023, the Company initially classified the amount as a current liability, as the Company’s Board of Directors had not indicated whether or not the amount accrued would be declared

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
payable. During 2024, the Company determined that this amount should be considered long-term, as the Board of Directors did not indicate that the payment would occur within the current year, and the terms of the preferred stock dividend allow for the dividend to accrue in arrears until payment is declared by the Board of Directors.

In addition, the Company identified that the health administration costs of $0.6 million incurred with an affiliate were incorrectly included in the “selling, general, and administrative expenses” on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023. This amount has now been reclassified to “selling, general, and administrative expenses incurred with affiliates”. See Note 20 — Related Party Transactions.

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

Inventories

The Company generally records its inventory, of which substantially all inventory consists of finished goods such as subscriber identity module (“SIM”) cards, other hardware and packaging materials, using the first-in, first-out (“FIFO”) method. One wholly-owned consolidated subsidiary which was acquired in 2022 uses the average cost method. All inventories are stated at the lower of cost or net realizable value.

Deferred Financing Costs

Deferred financing costs consist principally of debt issuance costs which are amortized using the straight-line method (as the straight-line method is not materially different from the effective interest method) over the terms of the related debt agreements and are presented in the consolidated balance sheets as direct deductions from the balance of long-term debt or debt-like instruments such as the Company’s preferred stock. Issuance costs for undrawn credit facilities are recorded in other long-term assets in the consolidated balance sheets and are amortized over the term of the agreement using the straight-line method.

Property and Equipment

For the years ended December 31, 2024 and 2023, property and equipment, with the exception of leasehold improvements as further described below, were depreciated over their estimated useful lives using the straight-line method and the declining balance method, respectively.

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

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
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

Operating lease cost for operating leases is recognized on a straight-line basis over the term of the lease and is included in selling, general, and administrative expense in the Company’s consolidated statements of operations and comprehensive loss, based on the use of the facility on which rent is being paid. Operating leases with a term of 12 months or less are not recorded on the balance sheet; and the Company recognizes rent expense for these leases on a straight-line basis over the lease term.

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

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
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

Goodwill and Long-Lived Asset Impairment Testing

Goodwill is not amortized, but rather, is subject to impairment testing. The Company tests goodwill for impairment on an annual basis on October 1 of each year, or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Goodwill and long-lived assets, including intangible assets, are tested for impairment at the reporting unit level, and the Company has been determined to be operating as a single reporting unit.

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

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources to the individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers (“ASC 606”), the Company applies the five step model: (i) identification of the contract(s) with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when (or as) the Company satisfies a performance obligation. The Company only

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The Company derives revenues primarily from IoT Connectivity and IoT Solutions.

IoT Connectivity

IoT Connectivity arrangements provide customers with secure and reliable wireless connectivity to mobile and fixed devices through various mobile network carriers. Revenue from IoT Connectivity consists of monthly recurring charges (“MRCs”) and overage/usage charges, and contracts are generally short-term in nature (i.e., month-to-month arrangements). Revenue for MRCs and overage/usage charges are recognized over time as the Company satisfies the performance obligation (generally starting when an enrolled device is activated on the Company’s platform). Most of the MRCs are billed monthly in advance (generally in the last week of a month); any amounts billed for which the service has not been provided as of the balance sheet dates are reported as a contract liability and components of deferred revenue.

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

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
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

Product returns are recorded as a reduction to revenue based on anticipated sales returns that occur in the normal course of business and were immaterial for the years ended December 31, 2024 and 2023. The Company primarily has assurance-type warranties that do not result in separate performance obligations.

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

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
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

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is generally the local currency. Any transactions recorded in the Company’s foreign subsidiaries denominated in a currency other than the local currency are remeasured using current exchange rates each reporting period with the resulting realized and unrealized gains or losses of $5.2 million and $0.1 million being included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023.

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

Recently Adopted Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs” each an “ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company's consolidated financial statements. The following ASUs have been adopted by the Company during the fiscal year 2024:

ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (“ASU 2023-07”)

On November 27, 2023, the FASB issued ASU 2023-07. The FASB issued the new guidance primarily to provide financial statement users with more disaggregated expense information about a public business entity’s (“PBE”) reportable segment(s). This ASU requires PBEs to provide incremental disclosures related to the entity’s reportable segment(s), including disclosures for expenses that are both 1) significant to each reportable segment and are provided regularly to the CODM or easily computed from information regularly provided to the CODM and 2) included in the reported measure of segment profit or loss used by the CODM to assess performance and allocate resources. If a PBE does not

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
disclose any significant segment expenses for a reportable segment, it is required to disclose narratively the nature of the expenses used by the CODM to manage each segment’s operations.

Under the provisions of this ASU, all of the disclosures required in the segment guidance, including disclosing a measure of segment profit or loss used by the CODM and reporting significant segment expenses, applies to all PBEs, including those with a single operating or reportable segment. However, this ASU does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. ASU 2023-07 is effective for the Company’s annual reporting periods for the year ended December 31, 2024 and all interim reporting periods beginning in 2025. At adoption, the disclosures are retrospectively presented for all comparative periods presented.

The Company has adopted this standard for its annual consolidated financial statements for the year ended December 31, 2024 and interim consolidated financial statements thereafter and has applied this standard retrospectively for the prior period presented in the consolidated financial statements. See Note 21 – Segment Disclosures for further information.

ASU No. 2024-04 Debt—Debt with Conversion and Other Options (“ASU 2024-04”)

On November 26, 2024, the FASB issued ASU 2024-04 clarifying the accounting for settlements of convertible debt instruments as induced conversions. To qualify as an induced conversion, an inducement offer must provide the debt holder with at least the consideration (in form and amount) issuable under the instrument’s conversion privileges. An entity should assess whether the convertible debt instrument was exchanged or modified (without being deemed substantially different) within the one-year period before the offer acceptance date.

The amendments also clarify that the incorporation, elimination, or modification of a volume weighted-average purchase price formula does not automatically result in debt extinguishment. An entity should instead assess whether the form and amount of conversion consideration remain consistent with the inducement offer based on the fair value of the entity’s shares as of the offer acceptance date. Additionally, the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature at issuance and acceptance.

The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The amendments permit an entity to apply the new guidance on either a prospective or a retrospective basis.

The Company has elected to early adopt ASU 2024-04. The adoption of this standard clarifies the accounting for induced conversions of convertible debt instruments. While the terms of the Company’s convertible debt instruments have remained unchanged, the Company will evaluate any future transactions involving adjustments related to induced conversions.

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

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, early adoption is permitted. The Company is currently evaluating the effect of this new guidance on the consolidated financial statements.

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”)

On November 4, 2024, the FASB issued ASU 2024-03 requiring additional income tax disclosures related to certain costs and expenses as listed below:
•Disclosing the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas producing activities (or other amounts of depletion expense) included in each relevant expense caption.
•Including certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements.
•Disclosing a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
•Disclosing the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. They should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the consolidated financial statements. The Company is currently evaluating the effect of this new guidance on the consolidated financial statement disclosures.

NOTE 3 – REVENUE RECOGNITION

Disaggregated Revenue

The table below sets forth a summary of revenue by major service line:

	For the Year Ended December 31,
(in thousands)	2024	2023
Services:
IoT Connectivity (1)	$223,391	$200,066
IoT Solutions	10,856	12,579
	$234,247	$212,645
Products:
Hardware (2)(3)	$51,840	$63,965

Total	$286,087	$276,610

(1) Includes connectivity-related revenue from IoT Connectivity and IoT Solutions.
(2) Includes hardware-related revenue from IoT Connectivity and IoT Solutions.
(3) Includes $4.6 million and $6.4 million of bill-and-hold arrangements for the years ended December 31, 2024 and 2023, respectively.

The table below sets forth a summary of revenue by geographic area:

	For the Year Ended December 31,
(in thousands)	2024	2023
United States	$241,718	$223,172
Other countries (1)	44,369	53,438
Total	$286,087	$276,610

(1) No single country in “all other countries” exceeded 10% of revenue by geographic area for the years ended December 31, 2024 and 2023.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
Contract Assets

The following table sets forth the change in contract assets, or unbilled receivables:

	December 31,
(in thousands)	2024	2023
Beginning balance	$2,173	$—
Revenue recognized during the period but not billed (1)	3,271	2,173
Amounts reclassified to accounts receivable	(1,931)	—
Ending balance	$3,513	$2,173

(1) Net of financing component of $0.3 million as of December 31, 2024 and 2023, respectively.

Contract Liabilities

The table below sets forth the change in contract liabilities, or deferred revenue:

	December 31,
(in thousands)	2024	2023
Beginning balance	$9,044	$7,817
Amounts billed but not recognized as revenue	8,492	9,041
Revenue recognized from balances held at the beginning of the period	(9,044)	(7,817)
Foreign exchange	17	3
Ending balance	$8,509	$9,044

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. Remaining performance obligations estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized, and adjustments for currency. As of December 31, 2024 the Company had approximately $21.8 million of remaining performance obligations on contracts with an original duration of one year or more. The Company expects to recognize approximately 86% of these remaining performance obligations in 2025, with the remaining balance recognized thereafter.

The Company has variable consideration of approximately $3.1 million and $1.4 million that was constrained revenue and excluded from the transaction price as of December 31, 2024 and December 31, 2023, respectively.

Costs to Obtain and Fulfill a Contract

The Company did not have material costs related to obtaining a contract, or fulfilling a contract that are not addressed by other accounting standards, with amortization periods greater than one year as of December 31, 2024 and 2023.

Customer Concentrations

The Company did not have concentrations in revenue from customers or related accounts receivable as of and for the year ended December 31, 2024 and 2023.

NOTE 4 – ACQUISITIONS

There were no business acquisitions completed during the year ended December 31, 2024.

Business acquisitions completed during the year ended December 31, 2023

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

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
conduct activities to produce a return on the Company’s investment, and, therefore, the acquisition was accounted for as an acquisition of a business (“Twilio’s IoT Business”), and not an asset acquisition.

The transaction was funded by an issuance of the Company’s shares of stock, as set forth in the table, below. Transaction costs for legal consulting, accounting, and other related costs incurred in connection with the acquisition were approximately $1.8 million which are included in selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

The following table sets forth a summary of the allocation of the consideration transferred, including the identified assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Fair Value
Fair value of KORE common stock issued to sellers (2,000,000 shares)	$14,700
Total consideration	$14,700
Assets acquired:
Intangible assets	$11,500
Inventories	326
Property and equipment	36
Total Assets acquired	$11,862
Liabilities assumed:
Accrued liabilities	$405
Total liabilities assumed	$405
Net identifiable assets acquired	11,457
Goodwill (excess of consideration transferred over net identifiable assets acquired)	$3,243

Goodwill represents the future economic benefits that the Company expects to achieve as a result of the acquisition of the human capital and assets acquired. The goodwill resulting from this acquisition is deductible for tax purposes.

Consideration of disclosure of unaudited pro forma information

U.S. GAAP requires that a publicly traded entity disclose unaudited pro forma information regarding a business acquisition unless the disclosure of such information is impracticable. This disclosure involves a retrospective application of financial information to create factually supportable unaudited pro forma financial statements as of the reporting date, as if the acquisition had taken place at the beginning of the year of acquisition.

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

NOTE 5 – ACCOUNTS RECEIVABLE

The following table sets forth the details of the Company’s accounts receivable, net balances included on the consolidated balance sheets as of December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
Accounts receivable	$44,304	$52,843
Less: allowance for credit losses	(324)	(430)
Accounts receivable, net	$43,980	$52,413

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
As of January 1, 2023, the Company’s accounts receivable balance was $44.5 million. The Company incurred bad debt expense of $1.0 million and $0.2 million, respectively, for the years ended December 31, 2024 and 2023. Write-offs were $0.7 million and immaterial for the years ended December 31, 2024 and 2023, respectively. Recoveries were immaterial for the years ended December 31, 2024 and 2023.

See Note 3 — Revenue Recognition for disclosure of any concentrations in both accounts receivable and revenue.

NOTE 6 – PROPERTY AND EQUIPMENT

The following table sets forth the details of property and equipment included on the consolidated balance sheets as of December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
Computer hardware	$14,857	$16,381
Computer software	6,740	8,764
Networking equipment	6,570	7,775
Leasehold improvements	3,605	3,451
Furniture and fixtures	1,747	1,930
Property and equipment	$33,519	$38,301
Less: accumulated depreciation and amortization	(24,467)	(27,345)
Property and equipment, net	$9,052	$10,956

The Company recorded depreciation expense of $4.5 million and $5.6 million, respectively, for the years ended December 31, 2024 and 2023.

NOTE 7 – LEASES

Lessee-type leases

The Company leases real estate, computer hardware, and vehicles for use in its operations under both operating and finance leases. The Company’s leases have remaining lease terms ranging from one to seven years. Most of these leases are non-cancelable and typically have a defined initial lease term, and some provide options to renew at the Company’s election for specified periods of time. Some leases require the Company to pay taxes, insurance, and maintenance expenses associated with the leased assets. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental disclosure related to operating and finance leases included on our consolidated balance sheets is set forth as follows:

		December 31,
(in thousands)	Classification on Consolidated Balance Sheets	2024	2023
Noncurrent assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$8,412	$9,367
Finance lease right-of-use assets	Property and equipment, net	23	127
	Total	$8,435	$9,494
Current liabilities:
Operating lease liabilities	Current portion of operating lease liabilities	$1,431	$1,446
Finance lease liabilities	Accrued liabilities	23	106
Noncurrent liabilities:
Operating lease liabilities	Noncurrent portion of operating lease liabilities	8,278	9,446
Finance lease liabilities	Other noncurrent liabilities	—	21
	Total	$9,732	$11,019

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
The following table sets forth operating and finance lease cost for the years ended December 31, 2024 and 2023:

		For the Year Ended December 31,
(in thousands)	Classification on Statement of Operations	2024	2023
Operating lease cost	Selling, general, and administrative expenses	$2,432	$4,120

Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$125	$241
Interest on lease liabilities	Interest expense	6	9
	Total finance lease cost	$131	$250

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

	December 31,
	2024	2023
Weighted average remaining lease term:
Operating leases	6.5 years	7.1 years
Finance leases	0.3 years	1.1 years
Weighted average discount rate:
Operating leases	8.0%	8.0%
Finance leases	5.1%	5.6%

The following table sets forth the future minimum lease payments under operating and finance leases subsequent to December 31, 2024:

(in thousands)	Operating Leases	Finance Leases
2025	$2,181	$23
2026	1,912	—
2027	1,934	—
2028	1,771	—
2029	1,524	—
Thereafter	3,280	—
Total minimum lease payments	$12,602	$23
Interest	(2,893)	—
Total	$9,709	$23

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

The components of lease income for the years ended December 31, 2024 and 2023 are set forth as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023
Selling profit	$1,380	$2,640
Interest income (1)	$89	$40

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

(1) Interest income is included in the Company’s consolidated statement of operations in “interest income”.

The following table sets forth the Company’s future minimum rental receipts for this lease as of December 31, 2024, the present value of which is included in “accounts receivable, net” in the Company’s consolidated balance sheet as of December 31, 2024:

(in thousands)	December 31, 2024
2025	$1,505
2026	1,304
2027	16
Total future minimum receipts	$2,825
Less: unearned interest income	(203)
Net investment in sales-type lease	$2,622

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the carrying amount of the Company’s goodwill on the consolidated balance sheets as of December 31, 2024, and 2023:

(in thousands)	Total
Balance as of January 1, 2023, net	$369,706

Acquisitions during the year	3,243
Impairment losses	(78,257)
Currency translation	282
(74,732)

Goodwill, gross	$432,304
Accumulated impairment losses	(136,331)
Accumulated currency translation	(999)
Balance as of December 31, 2023, net	$294,974

Acquisitions during the year	—
Impairment losses	(65,861)
Currency translation	(269)
(66,130)

Goodwill, gross	$432,304
Accumulated impairment losses	(202,192)
Accumulated currency translation	(1,268)
Balance as of December 31, 2024, net	$228,844

2024 Goodwill impairment loss

During the second quarter of 2024, the Company identified circumstances prior to its annual impairment test that indicated that it was “more likely than not” that the fair value of the Company’s goodwill was below its carrying value. The primary qualitative impairment indicator noted was that of a significant and sustained decline in the Company’s share price from that of the first quarter of 2024, along with decreasing cash flows, lower actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, and changes in management. The Company therefore performed a long-lived asset and goodwill impairment test during the second quarter of 2024 and

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
determined that goodwill was impaired. The Company recorded a goodwill impairment charge of $65.9 million for the year ended December 31, 2024. No impairment was indicated for long-lived assets.

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

Long-lived assets and goodwill were not determined to be further impaired as of the annual impairment test date on October 1, 2024.

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

Long-lived assets and goodwill were not determined to be further impaired as of the annual impairment test date on October 1, 2023.

Other Intangible Assets

The following tables set forth the details of other intangible assets included on the consolidated balance sheets as of December 31, 2024 and 2023:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$334,123	$(257,326)	$76,797
Internally developed computer software	89,386	(56,679)	32,707
Carrier contracts	70,210	(60,662)	9,548
Technology	50,202	(46,835)	3,367
Trademarks	17,385	(14,763)	2,622
Non-compete agreement	5,604	(5,588)	16
Balance as of December 31, 2024	$566,910	$(441,853)	$125,057

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$334,543	$(227,456)	$107,087
Internally developed computer software	82,950	(47,166)	35,784
Carrier contracts	70,210	(54,561)	15,649
Technology	50,366	(45,978)	4,388
Trademarks	17,449	(12,918)	4,531
Non-compete agreement	5,604	(5,456)	148
Balance as of December 31, 2023	$561,122	$(393,535)	$167,587

As of December 31, 2024, the weighted average remaining useful lives were 4.2 years for customer relationships; 5.0 years for internally developed computer software; 2.2 years for carrier contracts; 3.5 years for technology; 3.5 years for trademarks; and immaterial for non-compete agreements.

Amortization expense for the years ended December 31, 2024 and 2023 was $51.7 million and $52.8 million, respectively.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the estimated amortization expense for amortizing intangible assets for the next five years and thereafter as of December 31, 2024:

(in thousands)	Estimated Amortization Expense
2025	$49,475
2026	35,054
2027	14,618
2028	11,887
2029	5,133
Thereafter	8,890
Total	$125,057

NOTE 9 – LONG-TERM DEBT AND OTHER BORROWINGS, NET

The table below sets forth a summary of the Company’s outstanding long-term debt as of December 31, 2024 and December 31, 2023:

	December 31,
(in thousands)	2024	2023
Term Loan - WhiteHorse	$183,150	$185,000
Backstop Notes	120,000	120,000
Other borrowings	—	561
Total	$303,150	$305,561
Less: current portion of long-term debt	(1,850)	(2,411)
Less: debt issuance costs, net of accumulated amortization of $1.4 million and $0.8 million, respectively	(2,349)	(2,911)
Less: original issue discount on Term Loan - WhiteHorse	(3,290)	(4,130)
Total Long-term debt and other borrowings, net	$295,661	$296,109

Term Loan — WhiteHorse Capital Management, LLC (“WhiteHorse”)

On November 9, 2023, a subsidiary of the Company entered into a credit agreement with WhiteHorse that consisted of a senior secured term loan of $185.0 million (“Term Loan”) as well as a senior secured revolving credit facility of $25.0 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). Borrowings under the Term Loan and the Revolving Credit Facility bear interest at a rate at the Company’s option of either (1) Term SOFR for a specified interest period (at the Company’s option) of one to three months plus an applicable margin of up to 6.50% or (2) a base rate plus an applicable margin of up to 5.50%. The Term SOFR rate is subject to a “floor” of 1.0%. The applicable margins for Term SOFR rate and base rate borrowings are each subject to a reduction as set forth in the credit agreement if the Company maintains a first lien net leverage ratio of less than 2.25:1.00 and greater than or equal to 1.75:1.00 and less than 1.75:1.00, respectively. Interest is paid on the last business day of each quarterly interest period except at maturity. The credit agreement became effective on November 15, 2023.

Principal payments of approximately $0.5 million are due on the last business day of each quarter. The maturity date of the Credit Facilities is November 15, 2028.

As of December 31, 2024 and 2023, there were no amounts outstanding on the Revolving Credit Facility.

The Credit Facilities are secured by substantially all of the Company’s subsidiaries’ assets. The Term Loan agreement restricts cash dividends and other distributions from the Company’s subsidiaries to the Company and also restricts the Company’s ability to pay cash dividends to its shareholders.

The Credit Facilities are subject to customary financial covenants, including with respect to the Total Net Leverage Ratio, defined as, with respect to any period end, to the ratio of (a) Consolidated Total Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement); and First Lien Net Leverage Ratio defined as, with respect to any period end, the ratio of (a) Consolidated First Lien Debt to (b) Consolidated EBITDA. “Consolidated EBITDA” as defined by the credit agreement is equivalent to the Company’s Adjusted EBITDA.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
The Total Net Leverage Ratio shall not be greater than 6.25:1.00 for quarterly periods ended March 31, 2024 and June 30, 2024; 5.75:1.00 for the quarterly periods ended September 30, 2024 and December 31, 2024; 5.50:1.00 for the quarterly periods ending March 31, 2025, June 30, 2025, and September 30, 2025; and 5.25:1.00 for periods ending December 31, 2025 and thereafter. The First Lien Net Leverage Ratio shall not be greater than 3.50:1.00 for quarterly periods ended March 31, 2024 and June 30, 2024; 3.00:1.00 for the quarterly periods ended September 30, 2024 and December 31, 2024; 2.75:1.00 for the quarterly periods ending March 31, 2025, June 30, 2025, and September 30, 2025; and 2.50:1.00 for periods ending December 31, 2025 and thereafter.

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

The Backstop Notes were issued at par and bear interest at a rate of 5.50% per annum which is paid semi-annually on March 30 and September 30 of each year. The Backstop Notes are exchangeable into common stock of the Company at $62.50 per share (the “Base Exchange Rate”) at any time at the option of the lender. At the Base Exchange Rate, the Notes are exchangeable for a maximum of approximately 1.9 million shares of the Company’s common stock, but limited to 9.9% of common shares outstanding. The Base Exchange Rate may be adjusted for certain dilutive events or change in control events as defined by the Indenture (the “Adjusted Exchange Rate”).

After September 30, 2023 and prior to the fifth business day after the last quarter end before the maturity date, if the Company’s shares of common stock are trading at a defined premium to the Base Exchange Rate or applicable Adjusted Exchange Rate, the Company may pay or deliver, as the case may be, in respect of each $1,000 principal amount of Backstop Notes being exchanged, cash, shares of its common stock, or a combination of cash and shares of its common stock.

The Backstop Notes were issued pursuant to an indenture which contains financial covenants related to the Company’s maximum total debt to Adjusted EBITDA ratio.

Other borrowings

The Company’s “other borrowings” as set forth on the foregoing table regarding the Company’s long-term debt related solely to a premium finance agreement entered into on August 3, 2022, to purchase a Directors and Officers insurance policy with a two-year policy term. The original amount borrowed was approximately $3.6 million at a fixed rate of 4.6% per annum, amortized over twenty months. The premium finance agreement required twenty fixed monthly principal and interest payments of approximately $0.2 million per month from August 15, 2022 to March 15, 2024. The borrowing was fully repaid as scheduled.

Future principal repayments

The table below sets forth the future principal repayments on all long-term debt as of December 31, 2024:

(in thousands)	Principal Repayment
2025	$1,850
2026	1,850
2027	1,850
2028	297,600
Total	$303,150

NOTE 10 – WARRANTS ON COMMON STOCK

Penny warrants

On November 15, 2023 and December 13, 2023, in conjunction with the Company’s issuance of Series A-1 Preferred Stock to Searchlight, the Company issued a total of 12,024,711 warrants to Searchlight (historically referred to as the “Penny Warrants,” however, the exercise price has been adjusted to $0.05 per warrant due to the reverse stock split). These warrants were exercisable immediately post-issuance for either the exercise price or by using a formula for cashless exercise. The Penny Warrants will expire on November 13, 2033, unless redeemed earlier.

The Company determined that the Penny Warrants were required to be classified as a liability. The Penny Warrants were initially measured at fair value and are subsequently remeasured at fair value at every reporting period. See Note 11 — Fair Value Measurements.

Public warrants

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

In 2021, the Company issued warrants to third-party investors (the “Public Warrants”). The Public Warrants will expire five years after the completion of the Company’s initial public offering, on October 1, 2026, unless redeemed earlier.

The Public Warrants are classified as equity, and the fair value of the Public Warrants as of the date of the Company’s initial public offering was recorded as additional paid-in capital. As these warrants are equity-classified, the fair value of these warrants is not subsequently remeasured.

Private placement warrants

In its initial public offering process, the Company also sold warrants to affiliates of its private equity sponsor at the time (“Private Placement Warrants”), Cerberus Telecom Acquisition Corp. (“CTAC”). As of December 31, 2024 and December 31, 2023, 272,779 Private Placement Warrants remained outstanding, and were held by affiliates of CTAC. The Private Placement Warrants will expire five years after the completion of the Company’s initial public offering, on October 1, 2026, unless earlier redeemed.

Based on certain provisions within the Private Placement Warrant governing documents, the Company determined that the Private Placement Warrants were required to be classified as a liability. The Private Placement Warrants were initially measured at fair value and are subsequently remeasured at fair value at every reporting period. See Note 11 — Fair Value Measurements.

Summary of Warrants and the Effect of the Reverse Stock Split

Warrant Issue	Pre- or Post- Reverse Stock Split	Number of Warrants	Exercise Price	Shares Issuable	Cost to Holder(s) (1)
Penny Warrants (2)	Pre-reverse stock split	12,024,711	$0.01	12,024,711	$120
	Post-reverse stock split	12,024,711	$0.05	2,404,943	$120

Public Warrants	Pre-reverse stock split	8,638,966	$11.50	8,638,966	$99,348
	Post-reverse stock split	8,638,966	$57.50	1,727,794	$99,348

Private Placement Warrants	Pre-reverse stock split	272,779	$11.50	272,779	$3,137
	Post-reverse stock split	272,779	$57.50	54,556	$3,137

(1) In thousands.

(2) Cost to Holder(s) in the case of the Penny Warrants is stated assuming cash paid for exercise. A cashless exercise option is also available to the Holder(s), which would result in fewer shares issuable.

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

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
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

As of June 30, 2024, the Company determined that a lattice model indicated a more accurate approximation of the fair value of the Mandatorily Redeemable Preferred Stock Due to Affiliate for disclosure purposes rather than the discounted cash flow model previously used. The Company noted that the value derived from a discounted cash flow model was not significantly different than the fair value approximation as determined by a lattice model; however, a lattice model was considered to be more relevant to the inputs used in determining the Company’s implied fair value of debt as a significant input to the Company’s impairment testing, which occurred during the quarter ended June 30, 2024, as a triggering event was deemed to have occurred (see Note 8 — Goodwill and Other Intangible Assets). This debt was not in existence at previous impairment testing dates.

Financial Instruments Measured at Fair Value

The Company is required to measure its warrant liabilities at fair value for the Penny Warrants and Private Placement Warrants, which are both included in “warrant liabilities to affiliates” on the consolidated balance sheets.

Penny Warrants

The Penny Warrants, issued in 2023, are marked to fair value by reference to the fair value of the Company’s stock price on the last day of the reporting period, less the five cent (as adjusted for the reverse stock split) exercise price, and are therefore considered as Level 2 in the fair value hierarchy. The fair value of the Company’s stock as of December 31, 2024 and December 31, 2023 less the exercise price resulted in a Penny Warrant valuation of approximately $7.6 million and $11.7 million as of December 31, 2024 and December 31, 2023, respectively.

Private Placement Warrants

The Private Placement Warrants are marked to fair value by reference to the fair value of the Company’s public warrants, which are therefore considered as Level 2 in the fair value hierarchy. The public warrants traded on the NYSE under the ticker symbol KORE.WS until December 2023, at which point the listing transferred to the OTC Pink Marketplace under the ticker symbol KORGW. As of December 31, 2024 and December 31, 2023, the aggregate value of the Private Placement Warrants was zero, as the reference price of the public warrants was less than one cent per warrant.

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

Senior Secured Term Loan, Backstop Note, and Mandatorily Redeemable Preferred Stock Due to Affiliate

The table below sets forth the amortized cost and fair value of the Company’s Senior Secured Term Loan as of December 31, 2024 and December 31, 2023 and Mandatorily Redeemable Preferred Stock Due to Affiliate as of December 31, 2023. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

(in thousands)		December 31,
Financial Instruments Disclosed at Fair Value Level 2	Measurement	2024	2023
Senior Secured Term Loan	Amortized cost	$179,201	$180,042
	Fair value	$168,144	$174,812
Mandatorily Redeemable Preferred Stock Due to Affiliate (1)	Amortized cost	N/A	$141,594
	Fair value	N/A	$141,398

(1) Refer to the foregoing discussion regarding the change in valuation method.

The table below sets forth the amortized cost and fair value of the Backstop Notes as of December 31, 2024 and December 31, 2023 and Mandatorily Redeemable Preferred Stock Due to Affiliate as of December 31, 2024. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

(in thousands)		December 31,
Financial Instrument Disclosed at Fair Value Level 3	Measurement	2024	2023
Backstop Notes	Amortized cost	$118,310	$117,916
	Fair value	$87,507	$91,204
Mandatorily Redeemable Preferred Stock Due to Affiliate (1)	Amortized cost	$142,776	N/A
	Fair value	$128,356	N/A

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

Additional disclosures regarding Level 3 unobservable inputs - Mandatorily Redeemable Preferred Stock Due to Affiliate

As of December 31, 2024, we used a third‑party valuation firm who utilizes proprietary methodologies to value our Mandatorily Redeemable Preferred Stock Due to Affiliate. This firm used a lattice modeling technique to determine the fair value of this liability determined as Level 3 in the fair value hierarchy. Use of this technique requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs such as credit spreads and equity volatility based on guideline companies, as well as other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement.

The following table sets forth information regarding the Company’s significant Level 3 inputs as of December 31, 2024, and December 31, 2023:

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

($ in thousands, except as otherwise noted)		December 31,
Significant Inputs for Level 3 Fair Value Disclosure	Input	2024	2023
Backstop Notes	Principal amount	$120,000	$120,000
	Term to maturity date	3.75 years	4.75 years
	Stock price	$3.22	$4.90
	Credit spreads (basis points)	1,127	895
	Selected equity volatility	100.8%	98.7%

Mandatorily Redeemable Preferred Stock Due to Affiliate	Notional amount	$176,655	N/A
	Term of lattice model	8.88 years	N/A
	Stock price	$3.22	N/A
	Credit spreads (basis points)	1,254	N/A
	Selected equity volatility	109.4%	N/A

NOTE 12 – STOCK BASED COMPENSATION

2021 Long-Term Stock Incentive Plan

On September 29, 2021, the board of directors (the “Board”) approved the KORE Group Holdings, Inc. 2021 Long-Term Stock Incentive Plan (as amended, modified or supplemented from time to time, the “Incentive Plan”) to promote the interests of the Company and its stockholders. The Incentive Plan initially allowed for the issuance of up to 1,436,209 shares of common stock under share-based payment awards to eligible employees, prospective employees, consultants and non-employee directors of the Company or any of its subsidiaries, which number of shares may be increased from time to time in accordance with the provisions of the Incentive Plan. The Incentive Plan is administered by the Compensation Committee of the Board.

All Restricted Stock Unit Awards (“RSUs”) have dividend equivalent rights entitling the holders to the same dividend value per share as holders of the Company’s common stock. However, these dividend rights are forfeitable.

The majority of the Company’s RSUs vest in three equal installments on each anniversary of the grant date.

The following table sets forth a summary of the RSUs activity during the reporting periods:

	Number of awards outstanding (in thousands)	Weighted- average grant date fair value (per share)
Unvested RSUs as of December 31, 2022	1,103	$30.30
Granted	1,503	7.75
Vested	(257)	27.95
Forfeited and canceled	(294)	15.60
Unvested RSUs as of December 31, 2023	2,055	$15.60
Granted	907	2.95
Vested	(871)	18.26
Forfeited and canceled	(453)	14.51
Unvested RSUs as of December 31, 2024	1,638	$6.67

As of December 31, 2024, there was approximately $4.6 million of unrecognized compensation expense related to service-based RSUs and performance-based RSUs. The unrecognized compensation expense is expected to be recognized over a weighted average term of approximately 1.35 years.

2024 Grant Details

For the year ended December 31, 2024, all RSUs granted were time-based RSUs.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

2023 Grant Details

For the year ended December 31, 2023, the Company granted 0.9 million time-based RSUs. The weighted-average grant date fair value was $4.70 and was based on the Company’s share price on the grant date.

For the year ended December 31, 2023, the Company granted 0.6 million performance-based RSUs that vest in accordance with certain three-year revenue and Adjusted EBITDA performance criteria. The weighted-average grant date fair value was $3.05 and was based on the Company’s share price on the grant date.

On November 15, 2023 the Company granted 40,000 market-based RSUs to the Company’s now-former president and chief executive officer. The RSUs were to vest on the day after the closing price of the Company’s common stock achieved a value of $25.00 dollars per share or higher for at least 20 days out of any consecutive 30-day period ending on or prior to June 30, 2026. The fair value of the RSUs was estimated to be $0.40 per RSU using a Monte-Carlo simulation model considering the term, volatility, risk-free rates and the vesting conditions. These market-based RSUs were forfeited in 2024 according to their terms, which included a continued service component through 2026.

Significant inputs used in the Company’s valuation of the market-based RSUs included the following:

	For the Year Ended December 31,
	2024	2023
Expected volatility	N/A	85%
Risk-free interest rate	N/A	4.7%
Expected term	N/A	2.63 years

Compensation expense and income tax benefit

The following is a summary of the Company’s share-based compensation expense related to RSUs during the reporting periods shown below:

	For the Year Ended December 31,
(in thousands)	2024	2023
Total stock compensation expense	$8,481	$11,251
Income tax expense (benefit)	$64	$(755)

NOTE 13 – INCOME TAXES

The Company’s loss from operations before benefit for income taxes for the years ended December 31, 2024 and 2023 consisted of the following:

	For the Year Ended December 31,
(in thousands)	2024	2023
United States	$(108,848)	$(140,821)
Foreign	(43,165)	(30,379)
Total loss before income taxes	$(152,013)	$(171,200)

The components of the provision (benefit) from income taxes consisted of the following:

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

	For the Year Ended December 31,
(in thousands)	2024	2023
Current:
Federal	$3,488	$5,788
State	402	743
Foreign	282	723
Total current provision	$4,172	$7,254
Deferred:
Federal	(5,779)	(8,580)
State	(902)	(946)
Foreign	(3,428)	(1,886)
Total deferred benefit	(10,109)	(11,412)
Total income tax benefit	$(5,937)	$(4,158)

The reconciliation between income taxes computed at the U.S. statutory income tax rate to the Company’s benefit from income taxes for the years ended December 31, 2024 and 2023 is set forth in the table below as follows:

	For the Year Ended December 31,
(in thousands)	2024		2023
Benefit for income taxes at 21% rate	$(31,923)	21.0%	$(35,952)	21.0%
State taxes, net of federal benefit	(1,621)	1.0%	(2,123)	1.2%
Change in valuation allowance	11,917	(7.8)%	16,889	(9.9)%
Rate change	(301)	0.2%	(44)	—%
Credits	(544)	0.4%	(544)	0.3%
Permanent differences and other	(654)	0.4%	(254)	0.2%
Revaluation of warrants	(848)	0.6%	1,352	(0.8)%
Uncertain tax positions	1,591	(1.0)%	1,580	(0.9)%
Foreign withholding tax	118	(0.1)%	148	(0.1)%
Foreign rate differential	(1,971)	1.2%	(1,725)	1.0%
Executive compensation expense	393	(0.3)%	113	(0.1)%
Global intangible low taxed income	—	—%	314	(0.2)%
Goodwill impairment	11,666	(7.7)%	13,873	(8.1)%
Stock-based compensation	1,774	(1.2)%	1,684	(0.9)%
Preferred stock dividend	4,466	(2.9)%	531	(0.4)%
Benefit for income taxes	$(5,937)	3.8%	$(4,158)	2.3%

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2024 and 2023 are set forth as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforward	$20,515	$17,221
Credit carryforward	1,329	1,325
Interest expense limitation carryforward	26,889	21,978
Non-deductible reserves	2,052	1,571
Accruals and other temporary differences	2,757	2,622
Stock compensation	782	1,665
Capitalized research and development costs	1,916	2,301
Lease liability	2,532	2,745
Property and equipment	3,264	1,849
Gross deferred tax assets	$62,036	$53,277
Less: valuation allowance	(44,178)	(33,454)
Total deferred tax assets (after valuation allowance)	$17,858	$19,823
Deferred tax liabilities:
Property and equipment	(1,210)	(1,442)
Intangible assets	(12,428)	(22,193)
Goodwill	(2,317)	(3,569)
Change in accounting method	(153)	(719)
Right-of-use operating lease asset	(2,208)	(2,357)
Research and development costs	(3,230)	(3,338)
Total deferred tax liabilities	$(21,546)	$(33,618)
Net deferred tax liabilities	$(3,688)	$(13,795)

The valuation allowance increased by $10.7 million during 2024, primarily due to an increase in U.S. disallowed interest expense carryover and U.S. state tax attributes deemed not realizable. In determining the need for a valuation allowance, the Company has given consideration to its worldwide cumulative loss position when assessing the weight of the sources of taxable income that can be used to support the realization of deferred tax assets. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. The Company has also considered the ability to implement certain strategies that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. The Company believes it is able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence.

As of December 31, 2024, the Company has U.S. state tax net operating loss carryforwards of approximately $53.1 million which may be available to offset future income tax liabilities and expire at various dates beginning in 2032 through 2044. Additionally, the Company has U.S. state tax net operating loss carryforwards of approximately $1.0 million, which carryforward indefinitely. Additionally, the Company has generated $78.3 million of foreign operating loss carryforwards which expire at various dates beginning in 2025.

As of December 31, 2024, the Company had no U.S. federal or state research and development tax credit carryforwards. As of December 31, 2024, the Company had $1.6 million of foreign research and development tax credit carryforwards which expire at various dates beginning in 2038.

Due to provisions of the Tax Cuts and Jobs Act of 2017, the Company has a carryforward of U.S. disallowed interest expense of $116.9 million, which has an indefinite carryforward period.

Utilization of the net operating loss (“NOL”) carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. There could be additional ownership changes in the future, which may result in additional limitations on the utilization of the NOL and tax credit carryforwards.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
United States corporate taxpayers are subjected to the global intangible low-taxed income provisions, or GILTI provisions. The GILTI provisions require the Company to currently recognize in U.S. taxable income a deemed dividend inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The ability to benefit from a deduction and foreign tax credits against a portion of the GILTI income may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income, and other potential limitations within the foreign tax credit calculation. For the year ended December 31, 2024, due to its tested loss position, the Company did not record an income tax charge related to GILTI. For the year ended December 31, 2023, the Company recorded an income tax charge related to GILTI of $0.3 million. The Company has made an accounting policy election, as allowed by the SEC and FASB, to recognize the impacts of GILTI within the period incurred. Accordingly, no U.S. deferred taxes are provided on GILTI inclusions of future foreign subsidiary earnings.

As of December 31, 2024, the Company has not provided U.S. taxes on the undistributed earnings of its foreign subsidiaries that it considers indefinitely reinvested. This indefinite reinvestment determination is based on the future operational and capital requirements of the Company’s domestic and foreign operations. The Company expects that the cash held by its foreign subsidiaries of $5.7 million as of December 31, 2024 will continue to be used for its foreign operations and, therefore, does not anticipate repatriating these funds.

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in U.S. federal and state jurisdictions and various foreign jurisdictions. In the normal course of business, the Company may be subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Malta, the Netherlands, the United Kingdom, and the United States. Since the Company is in a U.S. state loss carry-forward position, the Company is generally subject to state income tax examinations by tax authorities for all years for which a loss carry-forward is utilized. As of December 31, 2024, the Company's Netherlands income tax return for the years ended December 31, 2019, December 31, 2020, and December 31, 2021 are currently under examination by the Netherlands tax administration. The Netherlands income tax examination has not identified any issues to date.

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

The following table sets forth a reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, included in accrued liabilities and other noncurrent liabilities in the Company’s consolidated balance sheets:

(in thousands)	December 31, 2024	December 31, 2023
Unrecognized tax benefits as of the beginning of the year	$8,766	$8,574
Additions for tax positions of current year	693	192
Unrecognized tax benefits as of the end of the year	$9,459	$8,766

If the unrecognized tax benefit balance as of December 31, 2024 and 2023 were recognized, they would each separately result in a tax benefit for each year, which would impact the effective tax rate for each year. The Company does not anticipate any material changes to its unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2024 and 2023, the Company recognized approximately $1.0 million and $1.1 million in interest and penalties, respectively. The Company had accrued approximately $2.8 million and $1.8 million of interest and penalties as of December 31, 2024 and 2023, respectively.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 14 – NET LOSS PER SHARE

The table below sets forth a reconciliation of the basic and diluted earnings per share (“EPS”) calculations for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
($ in thousands, except share and per share amounts)	2024	2023
Numerator:
Net loss	$(146,076)	$(167,042)

Denominator:
Weighted average shares outstanding - basic	19,246,799	16,761,646
Effect of dilutive equity awards (1)	—	—
Weighted average shares outstanding - diluted	19,246,799	16,761,646

Net loss per share:
Basic	$(7.59)	$(9.97)
Diluted	$(7.59)	$(9.97)

(1) Due to the Company’s net loss, all unvested equity awards and the private placement warrants are anti-dilutive. The dilutive convertible instruments of the Backstop Notes are out of the money.

In determining the weighted average shares outstanding for the years ended December 31, 2024 and 2023 for both basic and diluted earnings per share, the Company included the Penny Warrants issued to Searchlight in transactions dated November 15, 2023 and December 13, 2023, as the common shares of stock that would be issuable upon the exercise of the warrants are issuable for nominal consideration per share of common stock or cashless exercise at the option of Searchlight. The Penny Warrants were exercisable immediately upon issuance, although no warrants had been exercised as of December 31, 2024 and December 31, 2023.

Set forth in the table below is the number of securities not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	For the Year Ended December 31,
	2024	2023
Common stock issuable due to grants of RSUs with service only (i.e., time-vesting) conditions	1,022,014	1,238,750
Common stock issuable on conversion of the Backstop Notes (1)	1,920,007	1,920,007
Common stock issuable on exercise of private placement warrants	54,556	54,556

(1) Common stock issuable under the Backstop Notes is presented at the maximum number of shares of common stock potentially issuable upon the exercise of the Backstop Notes, although the actual potentially issuable shares remain limited at 9.9% of the common stock outstanding at the time of any exercise. Common stock issuable and exercise price has been adjusted for the reverse stock split as described in Note 9 — Long-Term Debt and Other Borrowings, Net.

Unvested restricted stock units with “time and performance conditions” are excluded from the disclosure of the number of potentially anti-dilutive securities because the performance conditions were not met at the end of the reporting periods. Therefore, these securities are not considered to be contingently issuable for purposes of dilutive EPS or anti-dilution calculations.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 15 – SHARES OF COMMON STOCK

The following table sets forth the changes in shares of common stock during the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Common stock issued, beginning of year	17,476,530	15,258,449
Common stock issued pursuant to acquisition	—	2,000,000
Vesting of restricted stock units	870,798	257,258
Shares issued due to reverse split adjustment for rounding	89,782	—
Stock awards cancelled for employee tax withholdings	(236,017)	(39,177)
Common stock issued, end of year	18,201,093	17,476,530

Treasury stock, at cost, beginning of year	(1,000,000)	—
Purchase of treasury stock	(192,737)	(1,000,000)
Treasury stock, at cost, end of year	(1,192,737)	(1,000,000)
Common stock outstanding, end of the year	17,008,356	16,476,530

NOTE 16 – MANDATORILY REDEEMABLE PREFERRED STOCK - DUE TO AFFILIATE, NET

The Company has authorized 35,000,000 shares of preferred stock, and has issued to a single investor (Searchlight) who is currently the sole holder of 152,857 shares of Series A-1 preferred stock, $0.0001 par value per share (the “Series A-1 preferred stock”), which is mandatorily redeemable for cash payable to the holder on November 15, 2033. The number of issued and outstanding shares are currently equivalent. The Series A-1 preferred stock has a liquidation preference of $1,000 per share. No amounts are redeemable at the option of Searchlight during the five years subsequent to December 31, 2024.

The following table sets forth the changes in shares of Series A-1 preferred stock as of December 31, 2024 and December 31, 2023:

		Carrying amount
($ in thousands)	Shares	12/31/2024	12/31/2023
Preferred stock issued November 15, 2023	150,000	$150,000	$150,000
Preferred stock issued December 13, 2023	2,857	2,857	2,857
Preferred stock issuance costs (1)	N/A	(5,335)	(5,936)
Allocation of proceeds to preferred stock (2)	N/A	(4,746)	(5,327)
Preferred stock, end of year	152,857	$142,776	$141,594

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

(2) The redemption amount of the Series A-1 preferred stock of approximately $152.9 million differs from the carrying amount above, which difference is attributable to an allocation of proceeds received to these shares upon issuance, as this liability is recorded based on its initial fair value as a Level 2 instrument in the fair value hierarchy, which involved an allocation of proceeds between the preferred stock as a freestanding financial instrument and the associated Penny Warrants issued concurrently to the same investor as a freestanding derivative. The accretion of this allocation of proceeds is further described below. See also Note 11 - Fair Value Measurements.

The allocation of proceeds will be accreted so that the carrying value and redemption amount will be equal on the mandatory redemption date of the preferred stock on November 15, 2033. Accretion of approximately $0.6 million was recognized as interest expense incurred with affiliate, including amortization of deferred financing costs on the consolidated statement of operations and comprehensive loss during the year ended December 31, 2024. No accretion was recognized during the year ended December 31, 2023 due to immateriality.

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

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
liquidation preference per share plus accrued and unpaid dividends on or before the third anniversary but after the second anniversary of the closing date, and 100% of the liquidation preference per share plus accrued and unpaid dividends on or after the third anniversary of the closing date.

The Series A-1 preferred stock accrues dividends at an initial rate of 13% per year, compounded and payable quarterly, though cash payment of dividends must be declared by the Board, and are otherwise accrued.

Searchlight is an affiliate of the Company (see Note 20 — Related Party Transactions).

NOTE 17 – DERIVATIVES

Derivatives are complex financial instruments. The Company does not use derivatives to manage financial risks or as an economic hedge. The Company’s sole derivative instrument arose as part of the issuance of Series A-1 preferred stock, to Searchlight, in which transaction Searchlight was also granted Penny Warrants (see Note 10 — Warrants on Common Stock). The Penny Warrants are considered a freestanding derivative instrument, as they are separable and legally detachable from the Series A-1 preferred stock, were issued for nominal or no apparent consideration, and have the essential characteristics inherent in a derivative instrument of a notional amount, an underlying security, and a mechanism for net settlement.

The following tables set forth the details of the derivative instrument presented on the consolidated balance sheets and notional amount as of December 31, 2024 and 2023 :

		December 31, 2024
Derivatives Not Designated as Hedging Instruments	Number of Warrants (Notional Amount)(1)	Warrant Liability	Exercise Price Per Share(1)
		($ in thousands, except for per share amounts)
Penny warrants issued to Searchlight	12,024,711	$7,624	$0.05

		December 31, 2023
Derivatives Not Designated as Hedging Instruments	Number of Warrants (Notional Amount)(1)	Warrant Liability	Exercise Price Per Share(1)
		($ in thousands, except for per share amounts)
Penny warrants issued to Searchlight	12,024,711	$11,664	$0.05

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

The gains and losses arising from this derivative instrument in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 is set forth as follows:

	December 31, 2024
Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Gain (Loss) on Derivative Instruments (1)
	(in thousands)
Penny warrants issued to Searchlight	$—	$4,040

	December 31, 2023
Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Gain (Loss) on Derivative Instruments (1)
	(in thousands)
Penny warrants issued to Searchlight	$—	$(6,469)

(1) The consolidated statements of operations and comprehensive loss include the above unrealized loss on the Penny Warrants as well as the immaterial unrealized loss on the Private Placement Warrants in the “change in fair value of warrant liabilities to affiliates”.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

NOTE 18 – CONSOLIDATED FINANCIAL STATEMENT DETAILS

The following table sets forth the details of prepaid expenses and other current assets included on the consolidated balance sheets as of December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
Prepaid expenses	$5,504	$7,411
Deposits	1,582	2,061
Credit card receivables in-transit	1,184	2,635
Sales taxes receivable	874	616
Income taxes receivable	778	1,499
Total prepaid expenses and other current assets	$9,922	$14,222

The following table sets forth the details of accrued liabilities included on the consolidated balance sheets as of December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
Accrued cost of revenue	$8,122	$4,728
Accrued payroll and related costs	7,131	4,623
Sales and other taxes payable	6,117	4,999
Accrued carrier costs	4,399	3,725
Interest payable	4,236	4,459
Income taxes payable	1,397	615
Other	447	272
Total accrued liabilities	$31,849	$23,421

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Indirect Taxes

The Company, assisted by third party experts, has been, over the past year, conducting a review of potential obligations surrounding indirect taxes, specifically regarding sales and telecommunications taxes. At the current time, the Company has had no actual or threatened claims arising from any governmental authority in any taxing jurisdiction in the United States where the Company does business regarding claims for any indirect tax liabilities emerging from any potential sales and telecommunications tax that may be owed to any such state or local governments in the various aforementioned taxing jurisdictions. However, a liability for sales and telecommunications tax may be asserted by a governmental authority if that authority determines that the Company is engaged in often-taxable “telecommunications services” rather than providing “internet access,” which is not taxable in any jurisdiction by federal law. The determination of if a service provided is defined as “telecommunications services” or “internet access” may be highly subjective, open to interpretation, and can depend upon extremely intricate technical factors and specific fact patterns which may vary by customer and use case. Furthermore, some taxing jurisdictions may not levy taxes on telecommunications services, while others do, and some taxing jurisdictions are at the state level, while others exist at the local level, including by municipality in some states.

The Company believes that it is probable that a liability for sales and telecommunications tax may exist. The Company has estimated the possible range of loss in this matter as of December 31, 2024 as between $4.1 million and $20.8 million (or between $3.3 million and $18.1 million net of potential recoveries from customers and income tax benefit). The low end of the possible range of loss is the amount required to be recorded as a contingent loss by U.S. GAAP.

The range of the loss in this matter as of December 31, 2024 described above includes interest and penalties assessed at both the low and high ends of the range, with penalties reduced in states where the Company intends to seek a “voluntary disclosure arrangement” as described further below. Although the Company’s contracts with customers generally state that the customer must later pay associated taxes if such taxes become an issue, there is always a risk of customer non-payment. Due to the complexities involved in its number of customers, use cases, and jurisdictions in which it does business, along with the treatment of potential indirect taxes varying in each jurisdiction, and collectability estimates, this estimate may ultimately be resolved at either a greater or lesser amount than the estimated range.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
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

The net contingent liability estimate of $4.1 million recorded as of December 31, 2024 increased from $1.8 million recorded as of December 31, 2023, due to additional facts and circumstances arising which resulted in an increase of the estimate. These amounts are recorded as “sales and other taxes payable” in “accrued liabilities” within “current liabilities” of the Company’s consolidated balance sheet as of December 31, 2024 and December 31, 2023.

Purchase Obligations

The Company has vendor commitments primarily relating to carrier and open purchase obligations that the Company incurs in the ordinary course of business. As of December 31, 2024, the purchase commitments were as follows:

($ in thousands)
2025	$23,297
2026	9,494
2027	10,879
2028	12,787
2029	1,541
Thereafter	—
Total	$57,998

On April 1, 2025, the Google Cloud Platform (“GCP”) commitment was amended, resulting in a reduction of the total GCP commitment amount from $22.0 million to $10.9 million, or approximately 50.5% of the total GCP commitment amount. In connection with the amendment, the Company will incur a fee of $1.2 million payable by May 1, 2025. This amendment qualifies as a subsequent event (see Note 25 — Subsequent Events).

Self-Insurance

The Company is self-insured for certain employee health benefits in the United States and has purchased stop-loss insurance in order to establish certain limits to its exposure on a per-claim basis, both individually and in the aggregate.

The Company provides for estimated costs to settle both known claims and claims “incurred but not yet reported” by recording a net liability for the foregoing, considering its retention and stop loss limits. Liabilities of the Company associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to the Company, as well as industry-wide loss experience and other actuarial assumptions. The Company determines its insurance obligations with the assistance of actuarial firms. Since there are many estimates and assumptions involved in recording insurance liabilities, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. The liability for this plan was immaterial as of each of December 31, 2024 and 2023.

Defined Contribution Plan - Employer Contributions

The Company sponsors defined contribution plans (the “Plans”) that cover our domestic and international employees following the completion of an eligibility period. Under the Plans, participating employees may defer a portion of their pretax earnings up to the limits provided by local statutory requirements. The Company makes matching contributions, subject to limits of the base compensation that a participant contributes to the Plan. The Company’s matching contributions vest over up to a maximum of four years from the participant’s date of hire. The Company records its portion of matching contributions within selling, general, and administrative expenses. The Company contributed $0.6 million and $0.6 million for the years ended December 31, 2024, and 2023, respectively.

Legal Contingencies

From time to time, the Company may be a party to litigation relating to claims arising in the normal course of business. As of December 31, 2024, the Company was not aware of any legal claims that could materially impact its financial condition.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 20 – RELATED PARTY TRANSACTIONS

Transactions with affiliates of the Company

Searchlight

Searchlight had the ability to exercise its Penny Warrants at any time post-issuance, which, if exercised, would allow Searchlight to obtain in excess of 10% of the Company’s outstanding common stock as of December 31, 2024 and 2023, respectively. Searchlight is therefore considered an affiliate of the Company. Searchlight owns the Series A-1 preferred stock and the Penny Warrants.

Searchlight, as the current sole owner of the Series A-1 preferred stock, is solely owed the accrued interest arising from the preferred stock outstanding, which interest is referred to in the Certificate of Designations of Preferences, Rights and Limitations of Series A-1 Preferred Stock (“agreement”) as “Dividends”. The “dividend rate” means, initially, 13% per annum, and dividends on each share of preferred stock shall (i) accrue on the liquidation preference of such share and on any accrued dividends on such share, on a daily basis from and including the issuance date of such share, whether or not declared, whether or not the Company has earnings and whether or not the Company has assets legally available to make payment thereof, at a rate equal to the dividend rate, (ii) compound quarterly and (iii) be payable quarterly in arrears on each dividend payment date, commencing on December 31, 2023. Dividends on the preferred stock shall accrue on the basis of a 365-day year based on actual days elapsed. The amount of dividends payable with respect to any share of preferred stock for any dividend payment period shall equal the sum of the daily dividend amounts accrued with respect to such share during such dividend payment period.

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

Cerberus Telecom Acquisition Corp. (“CTAC”)

CTAC was the initial private equity sponsor of the Company, and two of the Company’s Board members are employed by Cerberus. CTAC is therefore considered an affiliate of the Company. CTAC owned an excess of 5% of the Company’s outstanding Class A Common Stock as of December 31, 2024 and 2023.

Affiliates of CTAC own the Private Placement Warrants.

ABRY Partners, LLC (“ABRY”)

ABRY owned in excess of 10% of the Company’s outstanding common stock as of December 31, 2024 and 2023, respectively. ABRY is therefore considered an affiliate of the Company, and two of the Company’s Board members are employed by ABRY.

HealthEZ, an ABRY portfolio company, was the Company’s health insurance third-party administrator during both 2024 and 2023. The administration costs incurred with HealthEZ were $0.6 million for each of the years ended December 31, 2024 and 2023, respectively. Aggregate expenses are recorded as a component of “selling, general, and administrative expenses incurred with affiliates” in the consolidated statement of operations and comprehensive loss.

Transactions with affiliates of one of the Company’s wholly-owned subsidiaries

A wholly-owned subsidiary of the Company located in Brazil maintained an office lease and professional services agreement with a company controlled by a key member of the subsidiary’s management team. The office lease and professional services agreement with this affiliate were terminated on June 29, 2023 and thus, no such expenses were incurred for the year ended December 31, 2024.

The same wholly-owned subsidiary had an informal services agreement with a separate company controlled by two key members of the Company’s management team. This services agreement was entered into to render technical assistance services to purchase and deliver telecommunication equipment to the Company’s clients in Brazil, for which the affiliate was paid a nominal monthly fixed fee plus a fee of 7% of the gross amount of the cost incurred to purchase and deliver telecommunication equipment to the Company’s clients in Brazil. The informal services agreement with this affiliate were terminated on February 14, 2023 and thus, no such expenses were incurred for the year ended December 31, 2024.

Aggregate expenses incurred for these transactions were $0.3 million for the year ended December 31, 2023, and are recorded as a component of “selling, general, and administrative expense incurred with affiliate” in the consolidated statements of operations and comprehensive loss.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 21 – SEGMENT DISCLOSURES

The Company has one reportable operating segment, IoT services. This segment sells IoT services that are grouped into two primary categories: IoT Connectivity services and IoT Solutions services (collectively, the “Services”) as well as products including IoT Connectivity (consisting of SIM cards) and IoT devices (within a comprehensive IoT solution) together referred to as “Products”.

The Company’s CODM is its President and Chief Executive Officer. The CODM uses Net Income, as reported on the Consolidated Statements of Operations and Comprehensive Loss, for the purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company derives approximately 85% of its revenues from the United States, and no other country comprises more than 10% of the remainder of the Company’s revenues. No single customer of the Company generated 10% or more of the Company’s total net sales during the years ended December 31, 2024 and 2023, respectively. See Note 22 — Geographic Location of Long-Lived Assets for information regarding the geographic location of the Company’s assets. The measure of segment assets is reported on the Company’s balance sheet as total consolidated assets. The segment’s accounting policies are the same as the accounting policies for the Company, as described in Note 2 — Summary of Significant Accounting Policies.

The following table sets forth the operating financial results of the Company’s singular operating segment that are regularly reviewed by the Company’s CODM for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
(in thousands)	2024	2023
Services revenue	$234,247	$212,645
Products revenue	51,840	63,965
Total revenue	$286,087	$276,610

Less: expenses
Cost of revenue, Services, excluding depreciation and amortization	$93,663	$82,547
Cost of revenue, Products, excluding depreciation and amortization	32,498	46,016
Salaries and benefits	91,576	83,249
Goodwill impairment	65,861	78,257
Depreciation and amortization	56,218	58,363
Interest expense	52,516	43,232
Professional services	10,164	16,772
Facilities and office	8,588	11,449
License, memberships and subscriptions	8,164	7,188
Channel partner commissions	7,003	3,511
Foreign exchange	5,207	(615)
Network services	2,464	1,823
Other	2,431	1,283
Travel and entertainment	2,362	2,588
Sales and use taxes	2,077	1,806
Marketing, advertising and promotions	1,439	1,690
Bad debt	1,029	183
Interest income	(1,120)	(552)
Change in fair value of warrant liabilities to affiliates	(4,040)	6,436
Income tax benefit	(5,937)	(4,158)
Loss on extinguishment of debt	—	2,584
Segment net loss	$(146,076)	$(167,042)

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net loss	$(146,076)	$(167,042)

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

NOTE 22 – GEOGRAPHIC LOCATION OF LONG-LIVED ASSETS

The following table sets forth the geographic location of the Company’s long-lived assets, by major asset category, as of December 31, 2024, and 2023:

	December 31,
($ in thousands)	2024		2023
Goodwill:
United States	$116,642	51%	$173,916	59%
Switzerland	112,202	49%	112,203	38%
All other countries	—	—%	8,855	3%
Total goodwill	$228,844	100%	$294,974	100%

Intangible assets, net:
United States	$91,498	73%	$118,833	71%
Switzerland	14,247	11%	25,277	15%
All other countries (1)	19,312	16%	23,477	14%
Total intangible assets, net	$125,057	100%	$167,587	100%

Property and equipment, net:
United States	$6,127	68%	$7,070	65%
Netherlands	1,807	20%	2,387	22%
All other countries (1)	1,118	12%	1,499	13%
Total property and equipment, net	$9,052	100%	$10,956	100%

Operating lease right-of-use assets:
United States	$6,850	81%	$7,612	81%
Netherlands	1,056	13%	—	—%
All other countries	506	6%	1,755	19%
Total operating lease right-of-use assets	$8,412	100%	$9,367	100%

(1) No single country in “all other countries” exceeded 10% of the total balance where “all other countries” comprised more than a 10% concentration of the geographic location of long-lived assets as of December 31, 2024, and 2023.

NOTE 23 - RESTRUCTURING CHARGES

On August 14, 2024, the Company announced a restructuring plan to streamline operations and reduce costs. The restructuring plan affected approximately 240 employees and contractors in all areas across all functions. The Company incurred restructuring charges of approximately $2.0 million in connection with the plan during the year ended December 31, 2024, which were substantially incurred in the third quarter of 2024. These charges were primarily related to severance payments and employee benefits and were recorded as selling, general, and administrative expenses on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024. The Company has substantially completed all of the actions associated with the plan.

NOTE 24 – LIQUIDITY

The Company identified certain negative financial trends, including recurring operating losses, cash flows from operations that would be negative if not for an arrearage in the payment of preferred dividends, and unfavorably priced long-term purchase commitments, all as discussed further below.

The Company has taken, and plans to take, a number of actions to enhance liquidity, which included the Company engaging in a restructuring activity (see Note 23 — Restructuring Charges) in the third quarter of 2024 to reduce operational expenses, especially in the area of salaries and benefits. The Company had also, in 2024, made the decision to accept fewer hardware sales contracts where these sales contracts would have

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
generated revenue but been disadvantageous from an associated cost of sales perspective. Although the Company currently expects to meet its near-term liquidity needs, there can be no assurance that its current sources of capital will be sufficient to satisfy its liquidity requirements in the future, which might require additional restructuring activities, including winding down certain non-core service offerings that are deemed to be unprofitable, continuing to review its global footprint and rationalize legal entities, and reviewing existing office leases for cost-effectiveness.

The Company has accrued and unpaid dividends due to Searchlight on the mandatorily redeemable preferred stock due to affiliate, which are accrued on a daily basis, compound quarterly and payable quarterly in arrears. Due to the underlying nature of the preferred stock instrument as debt, these dividends are reflected on the consolidated balance sheets as accrued interest due to affiliate. As of December 31, 2024, the Company owed approximately $23.8 million to Searchlight for this accrued interest (see Note 20 — Related Party Transactions). The Company plans to continue the arrearage of preferred dividends in order to preserve cash.

Additionally, the Company has purchase commitments payable that were not recorded as liabilities on its consolidated balance sheet as of December 31, 2024, of which $23.3 million is currently expected to be purchased in 2025 (see Note 19 — Commitments and Contingencies).

As of December 31, 2024, the Company had approximately $19.4 million of cash on hand.

NOTE 25 – SUBSEQUENT EVENTS

The Company has concluded that no additional subsequent events have occurred that require disclosure except that as disclosed in Note 19 — Commitments and Contingencies.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of this assessment, the Company’s management concluded that internal control over financial reporting was not effective as of December 31, 2024, due to the material weaknesses listed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported, the following material weaknesses in internal control over financial reporting continued to exist as of December 31, 2024:

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
•Financial Reporting Close Process – Management did not design and maintain effective control activities over certain aspects of financial reporting and the monthly close process. Specifically, management did not design and maintain effective controls over the financial reporting close process, including (i) management review controls and evidence retention for the accuracy of disclosures, financial schedules, monthly close, and non-routine or complex transactions, and (ii) multiple financial reporting systems that have not been integrated and which require extensive manual processes to consolidate.
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
•Order to Cash Process – Management did not design and maintain effective controls to support proper revenue recognition. Specifically, management did not have effective controls over (i) new customer master data setup and validation procedures in the enterprise resource planning (“ERP”) and contract management systems, including the timely and accurate updating of the most recent contract terms, (ii) review and approval of sales orders for the correct pricing and contract terms and conditions, (iii) review of revenue contracts for proper revenue recognition, and (iv) manual customer invoice processes.

During 2024, the Company continued to take measures to remediate the design of control associated with these material weaknesses. In many cases, the control has only recently been put into operation or implementation of the control was delayed. As such, we have not had a sufficient period to assess the operating effectiveness of the controls to conclude the material weaknesses have been remediated. As a result of the material weaknesses described above, management has concluded that, as of December 31, 2024, our internal control over financial reporting was ineffective.

As an EGC, we are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. As a result, our independent registered public accounting firm has not issued an attestation report with respect to our internal control over financial reporting as of December 31, 2024.

Planned Remediation Activities

The Company continues the process of designing and implementing effective internal control measures to improve its internal control over financial reporting and remediate these material weaknesses. The Company’s efforts will include:

ITGC Remediation Actions

•Continuing to integrate the Company’s ERP systems and the legacy operating systems.
•Design and implement controls around the newly-integrated ERP system.
•Develop enhanced risk assessment procedures and controls related to changes in IT systems.
•Implement an IT management review and testing plan to monitor ITGCs with focus on systems supporting the financial reporting close processes.

Financial Close Process Remediation Actions

•Continue evaluating the effectiveness of management review controls of routine, non-routine, and complex transactions to verify that controls are operating consistently.
•Continue integrating remaining legacy financial reporting systems into the Company’s main ERP to improve the reliability of financial reporting and reduce manual detective controls and interventions. We expect that the global phased ERP integration will reduce the chance of error, including a significant reduction in manual journal entries, improve speed of the consolidation process, and increase transparency in financial reporting.

Taxation Remediation Actions

•Continue to leverage external tax advisors in the preparation and review of the Company’s income tax and indirect tax obligations.
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

•Communicate non-standard contracts to qualified personnel to review for proper revenue recognition.
•Implement automated invoicing solutions to consolidate the billing system.

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

Changes in internal controls

During the quarter ended December 31, 2024 there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 30, 2025 (and is hereby incorporated by reference) pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Report of the Audit Committee of the Board” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 30, 2025 (and is hereby incorporated by reference) pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Report of the Audit Committee of the Board” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 30, 2025 (and is hereby incorporated by reference) pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Report of the Audit Committee of the Board” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 30, 2025 (and is hereby incorporated by reference) pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Report of the Audit Committee of the Board” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 30, 2025 (and is hereby incorporated by reference) pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Report of the Audit Committee of the Board” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

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

(3) Exhibits:

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 28, 2024).
3.3		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).
3.4		Certificate of Designations of the Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 16, 2023).
3.5		Certificate of Designations of the Series A-2 Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on November 16, 2023).
4.1
Warrant Agreement, dated as of October 26, 2020, by and between Continental Stock Transfer & Trust Company and Cerberus Telecom Acquisition Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).

4.2
Assignment, Assumption and Amendment Agreement, dated as of September 30, 2021, by and among Continental Stock Transfer & Trust Company, Cerberus Telecom Acquisition Corp. and the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 6, 2021).

4.3		Warrant, dated as of December 13, 2023 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on April 15, 2024).
4.4		Amended and Restated Warrant, dated as of December 13, 2023 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on April 15, 2024).
4.5		Specimen Common Stock Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).
4.6	*	Description of Securities.
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

10.3
Amendment to Investment Agreement, dated as of December 13, 2023, by and between the Company and Searchlight IV KORE, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on April 15, 2024).

10.4	*
Second Amended and Restated Investor Rights Agreement, dated as of October 30, 2024, by and among the Company, Cerberus Telecom Acquisition Holdings LLC, each of ABRY Partners VII, L.P., ABRY Partners VII Co-Investment Fund, L.P., ABRY Investment Partnership, L.P., ABRY Senior Equity IV, L.P. and ABRY Senior Equity IV Co-Investment Fund, L.P. (the “ABRY Entities”), and Searchlight IV KOR, L.P.

Exhibit Number		Description
10.5
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

10.7
Voting Agreement, dated as of December 13, 2023, by and between the Company and the ABRY Entities (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on April 15, 2024).

10.8
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

10.13
Credit Agreement, dated as of December 21, 2018, among KORE Wireless Group, Inc., Maple Intermediate Holdings Inc., UBS AG, Stamford Branch, the lenders party thereto, and the other loan parties thereto (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).

10.14
Incremental Amendment No. 1 to Credit Agreement, dated as of November 12, 2019, among KORE Wireless Group, Inc., Maple Intermediate Holdings Inc., UBS AG, Stamford Branch, the lenders party thereto, and the other loan parties thereto (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).

10.15	†	KORE Group Holdings, Inc. 2021 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement filed on Form S-8 on January 4, 2022).
10.16	†
KORE Group Holdings, Inc. 2021 Long Term Stock Incentive Plan Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023).

10.17	†
KORE Group Holdings, Inc. 2021 Long Term Stock Incentive Plan Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023).

10.18	†	KORE Group Holdings, Inc. Form of Long-Term Cash Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2024).
10.19	†	KORE Group Holdings, Inc. Form of Retention Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2024).
10.20	†
KORE Group Holdings, Inc. Omnibus Amendment to Restricted Stock Unit Award Agreements by and between KORE Group Holdings, Inc. and Romil Bahl, dated June 9, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023).

10.21	†	General Release between the Company and Romil Bahl, dated May 4, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2024).
10.22	†
Transition Agreement, dated August 14, 2024, by and among the Company, KORE Wireless Group, Inc. and Bryan Lubel (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 15, 2024).

10.23	†*	General Release between the Company and Jason Dietrich, dated February 2, 2025.
10.24	†	Letter Agreement, dated April 29, 2024, by and between the Company and Ronald Totton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2024).
10.25	†
Executive Employment Agreement, dated August 14, 2024, by and among the Company, KORE Wireless Group, Inc. and Ronald Totton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 15, 2024).

10.26	†
Employee Agreement by and among the Company, KORE Wireless Group Inc. and Bruce William Gordon, dated July 2, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2024).

Exhibit Number		Description
10.27	†
Executive Employment Agreement, dated August 15, 2024, by and among the Company, KORE Wireless Group, Inc. and Jared Deith (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 15, 2024).

10.28	†
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

14.1	*	Code of Ethics.
19.1	*	KORE Group Holdings, Inc. Policy on Insider Trading.
21.1	*	List of subsidiaries of KORE Group Holdings, Inc.
23.1	*	Consent of BDO USA, P.C, Independent Registered Public Accounting Firm.
31.1	*	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	*	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
97.1	†	KORE Group Holdings, Inc. Clawback Policy, dated August 15, 2023 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2024).
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: April 30, 2025

KORE GROUP HOLDINGS, INC.

By:	/s/ Ronald Totton
Ronald Totton
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ronald Totton	President, Chief Executive Officer and Director	April 30, 2025
Ronald Totton	(Principal Executive Officer)

/s/ Paul Holtz	EVP, Chief Financial Officer and Treasurer	April 30, 2025
Paul Holtz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Cheemin Bo-Linn	Director	April 30, 2025
Cheemin Bo-Linn

/s/ Timothy Donahue	Director	April 30, 2025
Timothy Donahue

/s/ H. Paulett Eberhart	Director	April 30, 2025
H. Paulett Eberhart

/s/ Andrew Frey	Director	April 30, 2025
Andrew Frey

/s/ David Fuller	Director	April 30, 2025
David Fuller

/s/ James Geisler	Director	April 30, 2025
James Geisler

/s/ Jay M. Grossman	Director	April 30, 2025
Jay M. Grossman

/s/ Robert P. MacInnis	Director	April 30, 2025
Robert P. MacInnis

/s/ Michael K. Palmer	Director	April 30, 2025
Michael K. Palmer