Form 10-Q
period 2025-03-31
KORE Group Holdings, Inc.
filed 2025-05-15
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of May 13, 2025, there were 17,160,061 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

KORE Group Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$19,656	$19,408
Accounts receivable, net	45,396	43,980
Inventories, net	6,067	6,653
Prepaid expenses and other current assets	9,415	9,922
Total current assets	80,534	79,963
Noncurrent assets:
Restricted cash	294	293
Property and equipment, net	7,852	9,052
Intangible assets, net	115,057	125,057
Goodwill	228,844	228,844
Operating lease right-of-use assets	8,346	8,412
Other non-current assets	4,207	4,212
Total assets	$445,134	$455,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$18,559	$14,827
Accrued liabilities	29,244	31,849
Current portion of operating lease liabilities	1,447	1,431
Deferred revenue	8,433	8,509
Current portion of long-term debt and other borrowings, net	1,850	1,850
Warrant liabilities to affiliates	5,820	7,624
Total current liabilities	65,353	66,090
Noncurrent liabilities:
Operating lease liabilities	8,141	8,278
Long-term debt and other borrowings, net	295,528	295,661
Deferred income tax liabilities, net	3,398	4,131
Accrued interest due to affiliate	29,460	23,798
Mandatorily redeemable preferred stock due to affiliate, net	143,058	142,776
Other liabilities	15,095	14,699
Total liabilities	560,033	555,433
Commitments and Contingencies
Stockholders’ deficit:
Common stock, voting, par value $0.0001 per share; 315,000,000 shares authorized; 18,236,851 shares issued and 17,044,114 outstanding as of March 31, 2025, and 18,201,093 shares issued and 17,008,356 outstanding as of December 31, 2024	8	8
Additional paid-in capital	469,264	468,711
Accumulated other comprehensive loss	(4,722)	(3,778)
Accumulated deficit	(576,264)	(561,356)
Treasury stock, at cost, 1,192,737 shares	(3,185)	(3,185)
Total stockholders’ deficit	(114,899)	(99,600)
Total liabilities and stockholders’ deficit	$445,134	$455,833
See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue
Services	$55,431	$59,640
Products	16,711	16,335
Total revenue	72,142	75,975
Cost of revenue
Services	23,326	23,946
Products	9,696	10,267
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	33,022	34,213
Operating expenses
Selling, general, and administrative expenses	27,665	35,367
Selling, general, and administrative expenses incurred with affiliate	—	170
Depreciation and amortization	13,911	13,606
Total operating expenses	41,576	49,143
Operating loss	(2,456)	(7,381)
Other expense (income)
Interest expense, including amortization of deferred financing costs	7,314	7,753
Interest expense incurred with affiliate, including amortization of deferred financing costs	5,663	5,187
Interest income	(144)	(300)
Change in fair value of warrant liabilities to affiliates	(1,804)	(2,321)
Other expense, net	314	307
Loss before income taxes	(13,799)	(18,007)
Income tax expense (benefit)	1,109	(420)
Net loss	$(14,908)	$(17,587)

Loss per share:
Basic and diluted	$(0.77)	$(0.93)
Weighted average shares outstanding:
Basic and diluted	19,433,080	18,992,075

Comprehensive loss
Net loss	$(14,908)	$(17,587)
Other comprehensive loss:
Foreign currency translation adjustment	(944)	240
Comprehensive loss	$(15,852)	$(17,347)

See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2025	2024
Par value of common stock
Balance, beginning of period	$8	$8
Balance, end of period	8	8

Additional paid-in capital
Balance, beginning of period	468,711	461,069
Stock-based compensation expense	589	2,708
Stock awards cancelled for employee tax withholdings	(36)	—
Balance, end of period	469,264	463,777

Accumulated other comprehensive loss
Balance, beginning of period	(3,778)	(6,070)
Foreign currency translation adjustment	(944)	240
Balance, end of period	(4,722)	(5,830)

Accumulated deficit
Balance, beginning of period	(561,356)	(415,280)
Net loss	(14,908)	(17,587)
Balance, end of period	(576,264)	(432,867)

Treasury stock, at cost
Balance, beginning of period	(3,185)	(2,754)
Balance, end of period	(3,185)	(2,754)

Total stockholders’ (deficit) equity	$(114,899)	$22,334

See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$2,874	$1,904

Investing activities:
Purchases of property and equipment	(126)	(877)
Additions to intangible assets	(2,151)	(3,808)
Net cash used in investing activities	$(2,277)	$(4,685)

Financing activities:
Repayment of debt	(463)	(1,024)
Principal payments under finance lease obligations	(13)	(156)
Payment of employee tax withholdings through cancelled shares of stock	(36)	—
Net cash used in financing activities	$(512)	$(1,180)
Effect of exchange rate changes on cash	164	(154)
Net decrease in cash and restricted cash	$249	$(4,115)
Cash and restricted cash, beginning of period	$19,701	$27,437
Cash and restricted cash, end of period	$19,950	$23,322

Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$193	$485

Reconciliation of cash and restricted cash, end of period:
Cash	$19,656	$23,025
Restricted cash	294	297
Total cash and restricted cash, end of period:	$19,950	$23,322
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

The Company is incorporated in the state of Delaware and its operations are primarily located in North America. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the annual consolidated financial statements and related notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report on Form 10-K”).

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

Reclassifications of Prior Period Presentation

The Company identified that the health administration costs of $0.2 million incurred with an affiliate were included in the “selling, general, and administrative expenses” on the condensed consolidated statement of operations and comprehensive loss for the period ended March 31, 2024. This amount has been reclassified to “selling, general, and administrative expenses incurred with affiliates”. See Note 8 — Related Party Transactions.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). Previously identified ASUs that are also currently applicable to the Company’s future consolidated financial statements are discussed in Note 2 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 2 – REVENUE RECOGNITION

Disaggregated Revenue

The table below sets forth a summary of revenue by major service line and product category:

	Three Months Ended March 31,
(in thousands)	2025	2024
Services:
IoT Connectivity (1)	$52,797	$56,661
IoT Solutions	2,634	2,979
	$55,431	$59,640
Products:
Hardware (2)(3)	$16,711	$16,335

Total	$72,142	$75,975

(1) Includes connectivity-related revenue from IoT Connectivity and IoT Solutions.
(2) Includes hardware-related revenue from IoT Connectivity and IoT Solutions.
(3) Includes $2.0 million and $2.5 million of bill-and-hold arrangements for the three months ended March 31, 2025 and 2024, respectively.

The table below sets forth a summary of revenue by geographic area:

	Three Months Ended March 31,
(in thousands)	2025	2024
United States	$62,309	$63,621
Other countries (1)	9,833	12,354
Total	$72,142	$75,975

(1) No single country in “other countries” exceeded 10% of the total revenue for the three months ended March 31, 2025 and 2024.

Contract Assets

The following table sets forth the change in contract assets, or unbilled receivables:

(in thousands)	March 31, 2025	December 31, 2024
Beginning balance	$3,513	$2,173
Revenue recognized during the period but not billed (1)	1,136	3,271
Amounts reclassified to accounts receivable	(453)	(1,931)
Ending balance	$4,196	$3,513

(1) Net of financing component of $0.4 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Contract Liabilities

The table below sets forth the change in contract liabilities, or deferred revenue:

(in thousands)	March 31, 2025	December 31, 2024
Beginning balance	$8,509	$9,044
Amounts billed but not recognized as revenue	8,425	8,492
Revenue recognized from balances held at the beginning of the period	(8,509)	(9,044)
Foreign exchange	8	17
Ending balance	$8,433	$8,509

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. Remaining performance obligations estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that have not materialized, and adjustments for currency. As of March 31, 2025 the Company had approximately $37.7 million of remaining performance obligations on contracts with an original duration of one year or more. The Company expects to recognize approximately 70% of these remaining performance obligations in 2025, with the remaining balance recognized thereafter.

The Company has variable consideration of approximately $3.9 million and $2.5 million that was constrained revenue and excluded from the transaction price for the period ended March 31, 2025 and 2024, respectively.

Costs to Obtain and Fulfill a Contract

The Company did not have material costs related to obtaining a contract, or fulfilling a contract that are not addressed by other accounting standards, with amortization periods greater than one year for the three months ended March 31, 2025 and 2024.

NOTE 3 – ACCOUNTS RECEIVABLE

The following table sets forth the details of the Company’s accounts receivable, net balances included on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Accounts receivable	$45,702	$44,304
Less: allowance for credit losses	(306)	(324)
Accounts receivable, net	$45,396	$43,980

As of January 1, 2024, the Company’s accounts receivable balance was $52.4 million.

Bad debt expense was $0.2 million for the three months ended March 31, 2025 and 2024. Write-offs were $0.3 million and immaterial for the three months ended March 31, 2025 and 2024, respectively. Recoveries were immaterial for the three months ended March 31, 2025 and 2024.

NOTE 4 – CONDENSED CONSOLIDATED FINANCIAL STATEMENT DETAILS

The following table sets forth the details of prepaid expenses and other current assets included on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Prepaid expenses	$4,828	$5,504
Deposits	1,576	1,582
Credit card receivables in-transit	1,258	1,184
Sales taxes receivable	885	874
Income taxes receivable	868	778
Total prepaid expenses and other current assets	$9,415	$9,922

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the details of accrued liabilities included on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Accrued payroll and related costs	$7,522	$7,131
Sales and other taxes payable	5,990	6,117
Accrued cost of revenue	5,218	8,122
Accrued carrier costs	4,986	4,399
Income taxes payable	2,871	1,397
Interest payable	2,258	4,236
Other	399	447
Total accrued liabilities	$29,244	$31,849

NOTE 5 – DERIVATIVES

Derivatives are complex financial instruments. The Company does not use derivatives to manage financial risks or as an economic hedge. The Company’s sole derivative instrument arose as part of the issuance of Series A-1 preferred stock, $0.0001 par value per share (the “Series A-1 preferred stock”), to Searchlight, in which transaction Searchlight was also granted Penny Warrants, which are exercisable for $0.05 per warrant or by means of a cashless exercise formula. The Penny Warrants are considered a freestanding derivative instrument, as they are separable and legally detachable from the Series A-1 preferred stock, were issued for nominal or no apparent consideration, and have the essential characteristics inherent in a derivative instrument of a notional amount, an underlying security, and a mechanism for net settlement.

The following table sets forth the details of the derivative instrument presented on the condensed consolidated balance sheets and notional amounts as of March 31, 2025 and December 31, 2024:

		March 31, 2025
Derivatives Not Designated as Hedging Instruments	Number of Warrants (Notional Amount)	Warrant Liability	Exercise Price Per Share
		($ in thousands, except for exercise price per share)
Penny Warrants issued to Searchlight	12,024,711	$5,820	$0.05

		December 31, 2024
Derivatives Not Designated as Hedging Instruments	Number of Warrants (Notional Amount)	Warrant Liability	Exercise Price Per Share
		($ in thousands, except for exercise per share)
Penny Warrants issued to Searchlight	12,024,711	$7,624	$0.05

The gains and losses arising from this derivative instrument in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 are set forth as follows:

	Three Months Ended March 31, 2025
Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Gain (Loss) on Derivative Instruments (1)
	(in thousands)
Penny Warrants issued to Searchlight	$—	$1,804

	Three Months Ended March 31, 2024
Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Gain (Loss) on Derivative Instruments (1)
	(in thousands)
Penny Warrants issued to Searchlight	$—	$2,321

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1) The condensed consolidated statements of operations and comprehensive loss include the above unrealized loss on the Penny Warrants as well as the immaterial unrealized loss on the Private Placement Warrants in the “change in fair value of warrant liabilities to affiliates”.

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

As of March 31, 2025, the Company’s valuation policies and processes had not changed from those described in the consolidated financial statements for the year ended December 31, 2024 included in the Annual Report on Form 10-K, Part II, Item 8, Note 11 — Fair Value Measurements.

Financial Instruments Measured at Fair Value

The Company is required to measure its warrant liabilities at fair value for the Penny Warrants and Private Placement Warrants, which are both included in “warrant liabilities to affiliates” on the condensed consolidated balance sheets.

Penny Warrants

The Penny Warrants, issued in 2023, are marked to fair value by reference to the fair value of the Company’s stock price on the last day of the reporting period, less the five cent exercise price, and are therefore considered as Level 2 in the fair value hierarchy. The fair value of the Company’s stock as of March 31, 2025 and December 31, 2024, less the exercise price, resulted in a Penny Warrants valuation of approximately $5.8 million and $7.6 million as of March 31, 2025 and December 31, 2024, respectively.

Private Placement Warrants

The Private Placement Warrants are marked to fair value by reference to the fair value of the Company’s public warrants, which are therefore considered as Level 2 in the fair value hierarchy. The public warrants are traded on the OTC Pink Marketplace under the ticker symbol KORGW. As of March 31, 2025 and December 31, 2024, the aggregate value of the Private Placement Warrants was zero, as the reference price of the public warrants was less than one cent per warrant.

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

Senior Secured Term Loan, Backstop Notes, and Mandatorily Redeemable Preferred Stock Due to Affiliate

The table below sets forth the amortized cost and fair value of the Company’s Senior Secured Term Loan as of March 31, 2025 and December 31, 2024. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

(in thousands)
Financial Instruments Disclosed at Fair Value Level 2	Measurement	March 31, 2025	December 31, 2024
Senior Secured Term Loan	Amortized cost	$178,990	$179,201
	Fair value	$168,541	$168,144

The table below sets forth the amortized cost and fair value of the Backstop Notes and the Mandatorily Redeemable Preferred Stock Due to Affiliate as of March 31, 2025 and December 31, 2024. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)
Financial Instrument Disclosed at Fair Value Level 3	Measurement	March 31, 2025	December 31, 2024
Backstop Notes	Amortized cost	$118,388	$118,310
	Fair value	$89,938	$87,507
Mandatorily Redeemable Preferred Stock Due to Affiliate	Amortized cost	$143,058	$142,776
	Fair value	$136,878	$128,356

Additional disclosures regarding Level 3 unobservable inputs - Backstop Notes and Mandatorily Redeemable Preferred Stock Due to Affiliate

We use a third‑party valuation firm who utilizes proprietary methodologies to value our Backstop Notes and Mandatorily Redeemable Preferred Stock Due to Affiliate. This firm uses a lattice modeling technique to determine the fair value of these liabilities which is disclosed (but not measured) as Level 3 in the fair value hierarchy. Use of this technique requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs such as credit spreads and equity volatility based on guideline companies, as well as other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement.

The table below sets forth information regarding the Company’s significant Level 3 inputs for modeling this fair value disclosure as of March 31, 2025 and December 31, 2024:

($ in thousands, except as otherwise noted)
Significant Inputs for Level 3 Fair Value Disclosure	Input	March 31, 2025	December 31, 2024
Backstop Notes	Principal amount	$120,000	$120,000
	Term to maturity date	3.50 years	3.75 years
	Stock price	$2.47	$3.22
	Credit spreads (basis points)	1,123	1,127
	Selected equity volatility	101.1%	100.8%

Mandatorily Redeemable Preferred Stock Due to Affiliate	Notional amount	$182,317	$176,655
	Term of lattice model	8.63 years	8.88 years
	Stock price	$2.47	$3.22
	Credit spreads (basis points)	1,262	1,254
	Selected equity volatility	107.7%	109.4%

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 7 – NET LOSS PER SHARE

The table below sets forth a reconciliation of the basic and diluted earnings per share (“EPS”) calculations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2025	2024
Numerator:
Net loss	$(14,908)	$(17,587)

Denominator:
Weighted average shares outstanding - basic	19,433,080	18,992,075
Effect of dilutive equity awards (1)	—	—
Weighted average shares outstanding - diluted	19,433,080	18,992,075

Net loss per share:
Basic	$(0.77)	$(0.93)
Diluted	$(0.77)	$(0.93)

(1) Due to the Company’s net loss, all unvested equity awards, and the Private Placement Warrants are anti-dilutive. The dilutive convertible instruments of the Backstop Notes are out of the money.

In determining the weighted average shares outstanding for the three months ended March 31, 2025 and 2024 for both basic and diluted earnings per share, the Company included the Penny Warrants issued to Searchlight in transactions dated November 15, 2023 and December 13, 2023, as the common shares of stock that would be issuable upon the exercise of such warrants are issuable for nominal consideration per share of common stock or cashless exercise at the option of Searchlight. The Penny Warrants were exercisable immediately upon issuance, although no warrants had been exercised as of March 31, 2025 and December 31, 2024.

Set forth in the table below is the number of securities not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Common stock issuable due to grants of RSUs with service only (i.e., time-vesting) conditions	882,886	1,037,219
Common stock issuable on conversion of the Backstop Notes (1)	1,920,007	1,920,007
Common stock issuable on exercise of private placement warrants	54,556	54,556

(1) Common stock issuable under the Backstop Notes is presented at the maximum number of shares of common stock potentially issuable upon the exercise of the Backstop Notes, although the actual potentially issuable shares remain at 9.9% of the common stock outstanding at the time of any exercise.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Transactions with affiliates of the Company

Searchlight

Searchlight had the ability to exercise its Penny Warrants at any time post-issuance, which, if exercised, would allow Searchlight to obtain in excess of 10% of the Company’s outstanding common stock as of March 31, 2025 and December 31, 2024, respectively. Searchlight is therefore considered an affiliate of the Company, and two of the Company’s Board members are employed by Searchlight. Searchlight owns the Series A-1 preferred stock and the Penny Warrants.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Cerberus Telecom Acquisition Corp. (“CTAC”)

CTAC was the initial private equity sponsor of the Company, and two of the Company’s Board members are employed by CTAC. CTAC is therefore considered an affiliate of the Company. CTAC owned an excess of 5% of the Company’s outstanding Class A Common Stock as of March 31, 2025 and December 31, 2024.

Affiliates of CTAC own the Private Placement Warrants.

ABRY Partners, LLC (“ABRY”)

ABRY owned in excess of 10% of the Company’s outstanding common stock as of March 31, 2025 and December 31, 2024. ABRY is therefore considered an affiliate of the Company, and two of the Company’s Board members are employed by ABRY.

HealthEZ, an ABRY portfolio company, was the Company’s health insurance third-party administrator during 2024. The administration costs incurred with HealthEZ were $0.2 million for the three months ended March 31, 2024. Aggregate expenses are recorded as a component of “selling, general, and administrative expenses incurred with affiliate” in the condensed consolidated statement of operations and comprehensive loss.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Indirect Taxes

The Company, assisted by third party experts, has conducted an ongoing review of potential obligations surrounding indirect taxes, specifically, sales and telecommunications taxes. At the current time, the Company has had no actual or threatened claims arising from any governmental authority in any taxing jurisdiction in the United States where the Company does business regarding claims for any indirect tax liabilities emerging from any potential sales and telecommunications tax that may be owed to any such state or local governments in the various aforementioned taxing jurisdictions. However, a liability for sales and telecommunications tax may be asserted by a governmental authority if that authority determines that the Company is engaged in often-taxable “telecommunications services” rather than providing “internet access,” which is not taxable in any jurisdiction by federal law. The determination of if a service provided is defined as “telecommunications services” or “internet access” may be highly subjective, open to interpretation, and can depend upon extremely intricate technical factors and specific fact patterns which may vary by customer and use case. Furthermore, some taxing jurisdictions may not levy taxes on telecommunications services, while others do, and some taxing jurisdictions are at the state level, while others exist at the local level, including by municipality in some states.

The Company believes that it is probable that a liability for sales and telecommunications tax may exist. The Company has estimated the possible range of loss in this matter as of March 31, 2025 as between $4.2 million and $23.4 million (or between $3.5 million and $20.4 million net of potential recoveries from customers and income tax benefit). The low end of the possible range of loss is the amount required to be recorded as a contingent loss by GAAP.

The range of loss in this matter as of March 31, 2025 described above includes interest and penalties assessed at both the low and high ends of the range, with penalties reduced in states where the Company intends to seek a “voluntary disclosure arrangement” as described further below. Although the Company’s contracts with customers generally state that the customer must later pay associated taxes if such taxes become an issue, there is always a risk of customer non-payment. Due to the complexities involved in its number of customers, use cases, and jurisdictions

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
in which it does business, along with the treatment of potential indirect taxes varying in each jurisdiction, and collectability estimates, this estimate may ultimately be resolved at either a greater or lesser amount than the estimated range.

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

The net contingent liability estimate of $4.2 million recorded as of March 31, 2025 was increased from the $4.1 million recorded as of December 31, 2024, due to additional facts and circumstances arising which resulted in a reduction of the estimate. These amounts are recorded as “sales and other taxes payable” in “accrued liabilities” within “current liabilities” of the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

Purchase Obligations

The Company has vendor commitments primarily relating to carrier and open purchase obligations that the Company incurs in the ordinary course of business. As of March 31, 2025, the purchase commitments were as follows:

($ in thousands)
2025	$22,074
2026	13,435
2027	10,889
2028	12,829
2029	1,558
Thereafter	—
Total	$60,785

On April 1, 2025, the Google Cloud Platform (“GCP”) commitment was amended, resulting in a reduction of the total GCP commitment amount from $22.0 million to $10.9 million, or approximately 50.5% of the total GCP commitment amount. In connection with the amendment, the Company will incur a fee of $1.2 million payable by May 1, 2025. This amendment qualifies as a subsequent event (see Note 13 — Subsequent Events).

Legal Contingencies

From time to time, the Company may be a party to litigation relating to claims arising in the normal course of business. As of March 31, 2025, the Company was not aware of any legal claims that could materially impact its financial condition.

NOTE 10 – SEGMENT DISCLOSURES

The Company has one reportable operating segment, IoT services. This segment sells IoT services that are grouped into two primary categories: IoT Connectivity services and IoT Solutions services (collectively, the “Services”) as well as products including IoT Connectivity (consisting of SIM cards) and IoT devices (within a comprehensive IoT solution) together referred to as “Products”.

The Company’s Chief Operating Decision Maker (“CODM”) is its President and Chief Executive Officer. The CODM uses Net Income, as reported on the Condensed Consolidated Statements of Operations and Comprehensive Loss, for the purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company derives approximately 86% and 84% of its revenues from the United States, and no other country comprises more than 10% of the remainder of the Company’s revenues for the three months ended March 31, 2025 and 2024, respectively. No single customer of the Company generated 10% or more of the Company’s total net sales for the three months ended March 31, 2025 and 2024, respectively. The measure of segment assets is reported on the Company’s Condensed Consolidated Balance Sheets as total consolidated assets. The segment’s accounting policies are the same as the accounting policies for the Company, as described in Part II, Item 8, Note 2 — Summary of Significant Accounting Policies of the Company’s Annual Report on Form 10-K.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the operating financial results of the Company’s singular operating segment that are regularly reviewed by the Company’s CODM for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Services revenue	$55,431	$59,640
Products revenue	16,711	16,335
Total revenue	$72,142	$75,975
Less: expenses
Cost of revenue, Services, excluding depreciation and amortization	$23,326	$23,946
Cost of revenue, Products, excluding depreciation and amortization	9,696	10,267
Salaries and benefits	18,502	24,590
Depreciation and amortization	13,911	13,606
Interest expense	12,977	12,940
Professional services	2,689	2,602
Channel partner commissions	2,042	967
License, memberships and subscriptions	1,961	2,055
Facilities and office	1,845	2,365
Income tax expense (benefit)	1,109	(420)
Network services	1,072	398
Travel and entertainment	576	636
Other	276	392
Bad debt	237	163
Marketing, advertising and promotions	146	332
Sales and use taxes	115	—
Interest income	(144)	(300)
Foreign exchange	(1,482)	1,344
Change in fair value of warrant liabilities to affiliates	(1,804)	(2,321)
Segment net loss	$(14,908)	$(17,587)

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net loss	$(14,908)	$(17,587)

NOTE 11 – LIQUIDITY

The Company has identified certain negative financial trends, including recurring operating losses, cash flows from operations that would be negative if not for an arrearage in the payment of preferred dividends, and one previously unfavorably-priced long-term purchase commitment, all as discussed further below.

The Company has taken, and plans to take, a number of actions to enhance liquidity. Although the Company currently expects to meet its near-term liquidity needs, there can be no assurance that its current sources of capital will be sufficient to satisfy its liquidity requirements in the future, which might require additional restructuring activities, including winding down certain non-core service offerings that are deemed to be unprofitable, continuing to review its global footprint and rationalize legal entities, and continuing to review the remaining existing office leases for cost-effectiveness.

The Company has accrued and unpaid dividends due to Searchlight on the mandatorily redeemable preferred stock due to affiliate, which are accrued on a daily basis, compound quarterly and payable quarterly in arrears. Due to the underlying nature of the preferred stock instrument as debt, these dividends are reflected on the condensed consolidated balance sheets as accrued interest due to affiliate. As of March 31, 2025, the Company owed approximately $29.5 million to Searchlight for this accrued interest. As of May 15, 2025, the total amount of the accrued interest due to affiliate was $32.4 million (see Note 8 — Related Party Transactions). The Company plans to continue the arrearage of preferred dividends in order to preserve cash.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Additionally, the Company has purchase commitments payable that were not recorded as liabilities on its condensed consolidated balance sheet as of March 31, 2025, of which $22.1 million is currently expected to be purchased through the remainder of 2025 (see Note 9 — Commitments and Contingencies).

As of March 31, 2025, the Company had approximately $19.7 million of cash on hand and $25.0 million available on the revolving credit facility.

NOTE 12 – EFFECTIVE INCOME TAX RATE

The Company’s effective income tax rate of approximately (8.0)% and 2.3% for the three months ended March 31, 2025 and 2024, respectively, differed from the federal statutory rate primarily due to the geographical mix of earnings, the valuation allowance maintained against certain deferred tax assets, and nondeductible stock-based compensation.

NOTE 13 – SUBSEQUENT EVENTS

The Company has concluded that no additional subsequent events have occurred that require disclosure except that as disclosed in Note 9 — Commitments and Contingencies.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”) and unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2025 and 2024, together with related notes thereto. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “the Company” “KORE,” “us,” “our,” “ours,” or “we” refer to KORE Group Holdings, Inc. Certain terms are defined in our Annual Report on Form 10-K.

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
•the outcome of any pending or future litigation, including intellectual property litigation and regulatory proceedings;
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

Our industry verticals are not considered to be segments for the purposes of financial reporting, as discrete financial information is not available for the aforementioned verticals (or that of connectivity vs solutions) below the level of costs of revenue, exclusive of depreciation and amortization, and our Chief Operating Decision Maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Our CODM is our President and Chief Executive Officer..

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

Trends in the overall U.S. economy in the first three months of 2025 reflected a volatile economic environment, mainly due to uncertainty in capital markets in response to threatened and/or imposed U.S. tariffs on goods imported from many countries, and those countries generally imposing retaliatory tariffs on U.S. goods. Tariffs typically have the effect of increasing prices and causing near-term inflation. Furthermore, the U.S. economy as measured by gross domestic product (“GDP”) contracted during the first quarter of 2025 at an annualized rate of 0.3%. This decrease in GDP primarily reflected an increase in imports, which are a subtraction in the calculation of GDP, largely attributed to businesses and consumers attempting to stockpile goods before tariffs become effective, and a decrease in government spending due to layoffs of federal workers, consolidations of federal agencies, and reductions in services provided by the federal government.

A contraction of GDP over two consecutive quarters is generally deemed to indicate a recessionary environment. Meanwhile, the ability of policy-makers to avoid recession by lowering interest rates to spur economic growth may be constrained by inflationary pressure from tariffs, as an inflationary environment generally demands that policy-makers keep interest rates high or increase interest rates, to attempt to dampen inflation.

The most serious risk to the overall macroeconomic environment in the U.S. is therefore one of “stagflation”: a combination of stagnant growth and inflation.

Recent developments in our business

At this time, we do not generally expect a meaningful shift in our business strategy directly due to tariffs, as the majority of our revenue is derived from recurring connectivity services, and our purchases of inventory manufactured in other countries generally consist of low-cost subscriber identity module (“SIM”) cards and equipment generally having anticipated tariff rates at the lower end of the tariff regime. However, tariff rates are subject to change, and a recessionary environment could place pressure on our revenue as customers may seek to optimize their connectivity pricing, and IoT Solutions customers may delay planned projects.

Results of Operations for the Three Months Ended March 31, 2025 and 2024:

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

The table below sets forth the details of revenue from services and products for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Services	$55,431	$59,640	$(4,209)	(7)%
Products	16,711	16,335	376	2%
Total revenue	$72,142	$75,975	$(3,833)	(5)%

Services revenue decreased by approximately $4.2 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily driven by less revenue from isolated account churn and one-time customer overages realized during the three months ended March 31, 2024.

Products revenue increased by approximately $0.4 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to an increase in SIM activation fees.

The table below sets forth the details of revenue disaggregated as arising from IoT Connectivity and IoT Solutions for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
IoT Connectivity	$53,917	$57,884	$(3,967)	(7)%
IoT Solutions	18,225	18,091	134	1%
Total revenue	$72,142	$75,975	$(3,833)	(5)%

IoT Connectivity revenue decreased by approximately $4.0 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily driven by isolated account churn and one-time customer overages realized during the three months ended March 31, 2024.

IoT Solutions revenue increased by less than $0.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, or relatively flat.

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

The table below sets forth our cost of revenue, exclusive of depreciation and amortization, for the three months ended March 31, 2025 and 2024, disaggregated by “cost of services” and “cost of products”:

	Three Months Ended March 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2024	2024	$	%
Cost of services	$23,326	$23,946	$(620)	(2.6)%
Cost of products	9,696	10,267	(571)	(5.6)%
Total cost of revenue	$33,022	$34,213	$(1,191)	(3.5)%

Cost of services decreased by $0.6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a reduction in carrier costs related to lower connectivity consumption across multiple carriers.

Cost of products decreased by $0.6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to greater emphasis on the product mix being sourced for IoT Solutions customers.

The table below sets forth our cost of revenue, exclusive of depreciation and amortization, for the three months ended March 31, 2025 and 2024, disaggregated by “cost of IoT Connectivity” and “cost of IoT Solutions”:

	Three Months Ended March 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Cost of IoT Connectivity	$22,216	$22,676	$(460)	(2)%
Cost of IoT Solutions	10,806	11,537	(731)	(6)%
Total cost of revenue	$33,022	$34,213	$(1,191)	(3)%

The cost of IoT Connectivity decreased by $0.5 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a reduction in carrier costs related to lower connectivity consumption across multiple carriers.

The cost of IoT Solutions decreased by $0.7 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to greater emphasis on the product mix being sourced for IoT Solutions customers.

Selling, general, and administrative expenses

The following table sets forth the Company’s selling, general, and administrative expenses incurred during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Selling, general, and administrative expenses	$27,665	$35,367	$(7,702)	(22)%

Selling, general, and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit, legal fees, and other general operating expenses.

SG&A decreased by approximately $7.7 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in SG&A expenses was primarily driven by decreases in salaries and related expenses along with decreases in office-related expenses such as rent and insurance, resulting from the restructuring events completed during 2024.

Selling, general, and administrative expenses incurred with affiliate

The following table sets forth the Company’s sales, general, and administrative expenses incurred with affiliate during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Selling, general, and administrative expenses incurred with affiliate	$—	$170	*	*

* Not meaningful

For the three months ended March 31, 2024, SG&A expenses incurred with affiliate related solely to fees paid to HealthEZ, an ABRY Partners, LLC (“ABRY”) portfolio company. HealthEZ was the Company’s current third-party administrator (“TPA”) for its self-insured health insurance claims. ABRY beneficially owned approximately 10% of the Company’s outstanding common stock. ABRY is therefore considered an affiliate of the Company, and two of the Company’s Board members are employed by ABRY.

The Company has contracted with a new, unaffiliated, TPA for 2025, which has resulted in a reduction of administration costs on a per-employee per month basis.

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

Adjusted EBITDA is defined as EBITDA adjusted for certain unusual and other significant items and removes the volatility associated with non-cash items and operational income and expenses that are not expected to be ongoing. Such adjustments include goodwill impairment charges, changes in the fair value of certain of our warrants required by GAAP to be accounted for at fair value, gains or losses on debt extinguishment, integration-related restructuring costs, stock-based compensation, and foreign currency gains and losses.

The following tables set forth a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net loss	$(14,908)	$(17,587)
Income tax expense (benefit)	1,109	(420)
Interest expense, net	12,833	12,640
Depreciation and amortization	13,911	13,606
EBITDA	12,945	8,239
Change in fair value of warrant liability	(1,804)	(2,321)
Integration-related restructuring costs	4,144	4,573
Stock-based compensation	589	2,708
Foreign currency (gain) loss	(1,482)	1,344
Other (1)	63	214
Adjusted EBITDA	$14,455	$14,757

(1) “Other” adjustments are comprised of adjustments for certain indirect or non-income based taxes.

Integration-related restructuring costs for the three months ended March 31, 2025 were primarily comprised of severances, salaries, and professional services related to integration of previously acquired businesses. For the three months ended March 31, 2024, these costs were primarily comprised of retention bonuses and professional services related to integration of previously acquired businesses.

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

The following table sets forth a reconciliation of net cash provided by operating activities to free cash flow for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$2,874	$1,904
Purchases of property and equipment	(126)	(877)
Additions to intangible assets	(2,151)	(3,808)
Free cash flow	$597	$(2,781)

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

The table below sets forth gross profit and gross margin calculated in accordance with GAAP, based upon the categories of revenue and associated costs disaggregated by “cost of services” and “cost of products,” reconciled to Non-GAAP Profit and Non-GAAP Margin, disaggregated by “cost of services” and “cost of products,” as well as overall:

	Three Months Ended March 31,
($ in thousands)	2025		2024
Services	$	%	$	%
Revenue	$55,431		$59,640
Cost of revenue, excluding depreciation and amortization	23,326		23,946
Depreciation and amortization in cost of revenue (1)	11,710		10,808
Gross Profit $ / Margin %	$20,395	36.8%	$24,886	41.7%

Exclude: Depreciation and amortization	11,710		10,808
Non-GAAP Profit $ / Non-GAAP Margin %	$32,105	57.9%	$35,694	59.8%

Products
Revenue	$16,711		$16,335
Cost of revenue, excluding depreciation and amortization	9,696		10,267
Depreciation and amortization in cost of revenue (1)	1,403		972
Gross Profit $ / Margin %	$5,612	33.6%	$5,096	31.2%

Exclude: Inventory adjustments	(141)		—
Exclude: Depreciation and amortization	1,403		972
Non-GAAP Profit $ / Non-GAAP Margin %	$6,874	41.1%	$6,068	37.1%

Overall Gross Profit $ / Margin %	$26,007	36.0%	$29,982	39.5%
Non-GAAP Profit $ / Non-GAAP Margin %	$38,979	54.0%	$41,762	55.0%

(1) Depreciation and amortization as included in cost of revenue for GAAP. Separately shown for recalculation purposes.

During the three months ended March 31, 2025, services gross margin decreased 4.9% compared to the three months ended March 31, 2024, primarily driven by the decrease in services revenue, and increase in depreciation and amortization in the cost of revenue. Services Non-GAAP margin decreased 1.9% compared to the three months ended March 31, 2024, primarily driven by the decrease in services revenue.

During the three months ended March 31, 2025, products gross margin increased 2.4% compared to the three months ended March 31, 2024, primarily driven by the increase in revenue and management’s focus on more profitable IoT Solutions arrangements, offset by an increase in depreciation and amortization. Products Non-GAAP margin increased 4.0% compared to the three months ended March 31, 2024, primarily driven by the increase in revenue and management’s focus on more profitable IoT Solutions arrangements, offset by an increase in depreciation and amortization.

The table below sets forth gross profit and gross margin calculated in accordance with GAAP, based upon the categories of revenue and associated costs disaggregated by “IoT Connectivity” and “IoT Solutions,” reconciled to Non-GAAP profit and Non-GAAP margin, disaggregated by “IoT Connectivity” and “IoT Solutions”:

	Three Months Ended March 31,
($ in thousands)	2025		2024
IoT Connectivity	$	%	$	%
Revenue	$53,917		$57,884
Cost of revenue, excluding depreciation and amortization	22,216		22,676
Depreciation and amortization in cost of revenue (1)	11,710		10,808
Gross Profit $ / Margin %	$19,991	37.1%	$24,400	42.2%

Exclude: Depreciation and amortization	11,710		10,808
Non-GAAP Profit $ / Non-GAAP Margin %	$31,701	58.8%	$35,208	60.8%

IoT Solutions
Revenue	$18,225		$18,091
Cost of revenue, excluding depreciation and amortization	10,806		11,537
Depreciation and amortization in cost of revenue (1)	1,403		972
Gross Profit $ / Margin %	$6,016	33.0%	$5,582	30.9%

Exclude: Inventory adjustments	(141)		—
Exclude: Depreciation and amortization	1,403		972
Non-GAAP Profit $ / Non-GAAP Margin %	$7,278	39.9%	$6,554	36.2%

Overall Gross Profit $ / Margin %	$26,007	36.0%	$29,982	39.5%
Non-GAAP Profit $ / Non-GAAP Margin %	$38,979	54.0%	$41,762	55.0%

(1) Depreciation and amortization as included in cost of revenue for GAAP. Separately shown for recalculation purposes.

During the three months ended March 31, 2025, IoT Connectivity gross margin decreased 5.1% compared to the three months ended March 31, 2024, primarily driven by the decrease in IoT Connectivity revenue, and increase in depreciation and amortization in the cost of revenue. IoT Connectivity Non-GAAP margin decreased 2.0% compared to the three months ended March 31, 2024, primarily driven by the decrease in IoT Connectivity revenue, which included declines in higher margin usage IoT Connectivity revenue.

During the three months ended March 31, 2025, IoT Solutions Non-GAAP Margin increased 2.1% compared to the three months ended March 31, 2024, primarily driven by the increase in revenue and management’s focus on more profitable IoT Solutions arrangements, offset by an increase in depreciation and amortization. IoT Solutions Non-GAAP margin increased 3.7% compared to the three months ended March 31, 2024, primarily driven by the increase in revenue and management’s focus on more profitable IoT Solutions arrangements, offset by an increase in depreciation and amortization.

Key Operational Metrics

We review a number of operational metrics to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The operational metrics identified by management as key operational metrics are Total Number of Connections, Average Connections Count, Dollar-Based Net Expansion Rate, Estimated Annual Recurring Revenue, Total Contract Value, and Average Revenue per User.

Total Number of Connections and Average Connections Count

Our “Total Number of Connections” constitutes the total of all our IoT Connectivity services connections, which includes the contribution of eSIMs but excludes certain connections where mobile carriers license our subscription management platform from us. The “Average Connections Count” is the simple average of the total number of connections during the relevant fiscal period(s) presented.

These metrics are the principal measures used by management to assess the growth of the business on a periodic basis, on a SIM and / or device-based perspective. We believe that investors also use these metrics for similar purposes.

The table below sets forth our Total Number of Connections as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Total Number of Connections at Period End	19.8	million	19.7	million

The table below sets forth our Average Connections Count for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
Average Connections Count for the Period	19.7	million	18.1	million

Total Number of Connections as of March 31, 2025 and December 31, 2024 presented above included an approximate increase of 4.0 million and 3.9 million, respectively, related to the acquisition of Twilio’s IoT business. Average Connections Count for the three months ended March 31, 2025 and 2024 presented above included an approximate increase of 4.0 million and 3.4 million, respectively, related to the acquisition of Twilio’s IoT business.

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

The revenue included in the current period excludes revenue from (i) customers that are “non-go-forward” customers, meaning customers that have either communicated to KORE before the last day of the current period their intention not to provide future business to KORE or customers that KORE has determined are transitioning away from KORE based on a sustained multi-year time period of declines in revenue and (ii) new customers that started generating revenue after the end of the base period. For the purposes of calculating DBNER, if KORE acquires a company during the given period or the base period, then the revenue of a customer before the acquisition but during either the given period or the base period is included in the calculation. For example, to calculate our DBNER for the trailing 12 months ended March 31, 2025, we divide (i) revenue, for the trailing 12 months ended March 31, 2025, from go-forward customers that started generating revenue on or before March 31, 2024, by (ii) revenue, for the trailing 12 months ended March 31, 2024, from the same cohort of customers.

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

KORE’s DBNER was 99% for the twelve months ended March 31, 2025, as compared to 94% for the twelve months ended March 31, 2024. The increase was primarily due to revenue from the Twilio IoT acquisition being included in the calculation of DBNER for the twelve months ended March 31, 2025.

Estimated Annual Recurring Revenue (“eARR”)

Beginning in fiscal year 2025, the Company adopted eARR as a key performance metric to better align with its recurring revenue business model. eARR multiplies the estimated monthly recurring revenue in the twelfth month of the contract by twelve to estimate the annual recurring revenue. We believe that this key performance metric is useful to both management and investors for forecasting purposes and also for understanding the financial health of our subscription-based businesses.

As of March 31, 2025, our sales funnel included over 587 opportunities with an eARR of over $52 million.

Total Contract Value (“TCV”)

As a result of the adoption of eARR, the Company has discontinued the use of TCV as a key operational metric, effective beginning in fiscal year 2025. TCV represented our estimated value of a revenue opportunity. TCV for an IoT Connectivity opportunity was calculated by multiplying by 40 the estimated revenue expected to be generated during the twelfth month of production. TCV for an IoT Solutions opportunity was either the actual total expected revenue opportunity, or if it was a longer-term “programmatically recurring revenue” program, calculated for the first 36 months of the delivery period. TCV was previously used by management as a measure of the revenue opportunity of KORE’s sales funnel.

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

ARPU was $0.91 and $1.05 for the three months ended March 31, 2025 and 2024, respectively.

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

Going forward, we will continue to utilize the deferral of the payment of preferred dividends (reflected as “accrued interest” on our condensed consolidated balance sheets due to the character of the underlying instrument for accounting purposes) due to Searchlight, to fund our liquidity requirements. We are highly leveraged, and other borrowings may not be available with attractive terms or at all. We may also seek to raise additional capital through public or private offerings of equity, equity-related, or debt securities, depending upon market conditions. The use of any particular source of capital and funds will depend on market conditions and the availability, if any, of these sources.

We cannot meet our short-term liquidity needs solely through cash generated from operational activities, though we believe the non-operational sources of financing identified above will be adequate for purposes of meeting our short‑term (within one year) liquidity needs, solely because of our ability to defer the payment of preferred dividends due to Searchlight. Our ability to meet our longer‑term liquidity needs beyond one year, with our current capital structure, is uncertain. We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and any potential changes in market conditions.

Summary and Description of Financing Arrangements

The table below sets forth a summary of the Company’s outstanding long-term debt as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Term Loan - Whitehorse	$182,688	$183,150
Backstop Notes	120,000	120,000
Total	$302,688	$303,150
Less: current portion of long-term debt	(1,850)	(1,850)
Less: debt issuance costs, net of accumulated amortization of $0.8 million and $0.9 million, respectively	(2,230)	(2,349)
Less: original issue discount	(3,080)	(3,290)
Total long-term debt	$295,528	$295,661

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

As of March 31, 2025 and December 31, 2024, there were no amounts outstanding on the Revolving Credit Facility.

The Credit Facilities are secured by substantially all of the Company’s subsidiaries’ assets. The Term Loan agreement restricts cash dividends and other distributions from the Company’s subsidiaries to the Company and also restricts the Company’s ability to pay cash dividends to its stockholders.

The Credit Facilities are subject to customary financial covenants, including to the Total Net Leverage Ratio, defined as, with respect to any period end, the ratio of (a) Consolidated Total Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement, as discussed below); and First Lien Net Leverage Ratio defined as, with respect to any period end, the ratio of (a) Consolidated First

Lien Debt (as defined in the credit agreement) to (b) Consolidated EBITDA. “Consolidated EBITDA” as defined by the credit agreement is equivalent to our Adjusted EBITDA, as presented in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

The Total Net Leverage Ratio is set at 6.25:1.00 for quarterly periods ended March 31, 2024 and June 30, 2024; 5.75:1.00 for the quarterly periods ended September 30, 2024 and December 31, 2024; 5.50:1.00 for the quarterly period ended March 31, 2025 and the quarterly periods ending June 30, 2025, and September 30, 2025; and 5.25:1.00 for periods ending December 31, 2025 and thereafter. The First Lien Net Leverage Ratio is set at 3.50:1.00 for quarterly periods ended March 31, 2024 and June 30, 2024; 3.00:1.00 for the quarterly periods ended September 30, 2024 and December 31, 2024; 2.75:1.00 for the quarterly period ended March 31, 2025 and the quarterly periods ending June 30, 2025, and September 30, 2025; and 2.50:1.00 for periods ending December 31, 2025 and thereafter.

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

The Backstop Notes were issued at par and bear interest at a rate of 5.50% per annum which is paid semi-annually on March 30 and September 30 of each year. The Backstop Notes are exchangeable into common stock of the Company at $62.50 per share (the “Base Exchange Rate”) at any time at the option of the lender. At the Base Exchange Rate, the Notes are exchangeable for approximately 1.9 million shares of the Company’s common stock, but limited to 9.9% of common shares outstanding. The Base Exchange Rate may be adjusted for certain dilutive events or change in control events as defined by the Indenture (the “Adjusted Exchange Rate”).

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

The following table sets forth the number of shares and the carrying amounts of Series A-1 preferred stock as of March 31, 2025 and December 31, 2024:

		Carrying amount
($ in thousands)	Shares	March 31, 2025	December 31, 2024
Preferred stock issued November 15, 2023	150,000	$150,000	$150,000
Preferred stock issued December 13, 2023	2,857	2,857	2,857
Preferred stock issuance costs	N/A	(5,185)	(5,335)
Allocation of proceeds to preferred stock	N/A	(4,614)	(4,746)
Preferred stock, end of period	152,857	$143,058	$142,776

The Series A-1 preferred stock accrues dividends at a rate of 13% per year, compounded and payable quarterly, though cash payment of dividends must be declared by the Board, and are otherwise accrued, as further described below:

Searchlight, as the current sole owner of the Series A-1 preferred stock, is solely owed the accrued interest arising from the Series A-1 preferred stock outstanding, which interest is referred to in the preferred stock Certificate of Designations of Preferences, Rights and Limitations of Series A-1 Preferred Stock as “Dividends”. The “dividend rate” means, initially, 13% per annum, and dividends on each share of Series A-1 preferred stock shall (i) accrue on the liquidation preference of such share and on any accrued dividends on such share, on a daily basis from and including the issuance date of such share, whether or not declared, whether or not the Company has earnings and whether or not the Company has assets legally available to make payment thereof, at a rate equal to the dividend rate, (ii) compound quarterly and (iii) be payable quarterly in arrears, in accordance with the section, below, on each dividend payment date, commencing on December 31, 2023. Dividends on the Series A-1 preferred stock shall accrue on the basis of a 365-day year based on actual days elapsed. The amount of dividends payable with respect to any share of Series A-1 preferred stock for any dividend payment period shall equal the sum of the daily dividend amounts accrued with respect to such share during such dividend payment period.

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

Cash Flows

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$2,874	$1,904
Net cash used in investing activities	$(2,277)	$(4,685)
Net cash used in financing activities	$(512)	$(1,180)

Cash flows from operating activities

Cash provided by operating activities for the three months ended March 31, 2025 increased from 2024 primarily due to the deferral of payment on the accrued interest due to Searchlight and timing of payment of accounts receivable and payable.

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2025 and 2024 was primarily used for investments in internally developed software and purchases of property and equipment.

Cash flows from financing activities

Cash used in financing activities for the three months ended March 31, 2025, was primarily due to scheduled principal payments on the Term Loan. During three months ended March 31, 2024, cash used in financing activities was primarily due to scheduled principal payments on the Term Loan and the principal payments on capital leases.

Cash Availability

We have the ability to defer the cash payment of dividends (which are accounted for under GAAP as interest due to the debt-like features of the underlying instrument) due on the Series A-1 preferred stock, and plan to continue the arrearage of preferred dividends in order to preserve cash for other purposes. As of March 31, 2025, we owed approximately $29.5 million in such dividend liability, which is due to an affiliate (Searchlight).

We had a total of $60.8 million of purchase commitments payable that were not recorded as liabilities on our condensed consolidated balance sheet as of March 31, 2025, of which $22.1 million is expected to be purchased through the remainder of 2025. Many of these purchase commitments are used to generate revenue; as our commitments to purchase carrier data is used to this purpose. However, one of our purchase commitments, the Google Cloud Platform (“GCP”) commitment, was not deemed advantageous. On April 1, 2025, the GCP commitment was amended, resulting in a reduction of the total GCP commitment amount from $22.0 million to $10.9 million, or approximately 50.5% of the total GCP commitment amount. In connection with the amendment, the Company will incur a fee of $1.2 million payable by May 1, 2025.

As of March 31, 2025, we had approximately $19.7 million of cash on hand and $25.0 million available on the revolving credit facility.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies and estimates is included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Annual Report on Form 10-K. Our critical accounting policies and estimates have not materially changed since December 31, 2024.

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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) of the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses in the Company’s internal control over financial reporting as reported in its Annual Report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company continues the process of designing and implementing effective internal control measures to improve its internal control over financial reporting and remediate these material weaknesses.

Changes in internal control over financial reporting

During the quarter ended March 31, 2025 there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, there are currently no pending legal proceedings that are expected to be material to us.

ITEM 1A.    RISK FACTORS

For a discussion of potential risks and uncertainties applicable to us, see the information under Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes to these risk factors from those previously disclosed in the Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock in each month of the first quarter of 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2025 - January 31, 2025	2,531	$2.36	—	$—
February 1, 2025 - February 28, 2025	9,512	$2.55	—	$—
March 1, 2025 - March 31, 2025	2,006	$2.58	—	$—

(1) During the first quarter of 2025, 14,049 shares of common stock were surrendered by employees vesting in RSUs in order to pay for applicable tax withholding. Under the KORE Group Holdings, Inc. 2021 Long-Term Stock Incentive Plan (“Incentive Plan”), participants may surrender shares as payment of applicable tax withholding on the vesting of equity awards. Shares so surrendered by participants in the Incentive Plan are repurchased pursuant to the terms of the Incentive Plan and / or applicable inducement award agreement and not pursuant to publicly announced share repurchase programs. The average price per share deemed paid for these shares is calculated using the closing stock price on the vesting date. The price per share deemed paid for these shares ranged between $1.17 and $2.58 per share. These shares of common stock have been cancelled.

Working Capital Restrictions and Limitations Upon the Payment of Dividends

The Company’s ability to pay cash dividends to its stockholders is restricted by the terms of its financing agreements.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Preferred Dividend Arrearage

The Company’s Series A-1 preferred stock, ranking in priority to the Company’s common stock, allows for payment of dividends in arrears. As of May 15, 2025, the total amount of unpaid Series A-1 preferred stock dividends in arrears was $32.4 million.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 trading plan(s)

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act.

ITEM 6.    EXHIBITS

Exhibit Number		Description

10.1	†	Form of Inducement Restricted Stock Unit Award Agreement
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS		Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KORE Group Holdings, Inc.

Date: May 15, 2025	By:	/s/ Ronald Totton
Ronald Totton
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Paul Holtz
Paul Holtz
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)