Form 10-Q
period 2025-06-30
KORE Group Holdings, Inc.
filed 2025-08-14
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-40856
_____________________________

KORE Group Holdings, Inc.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware	86-3078783
(State of incorporation)	(I.R.S. Employer Identification No.)

1155 Perimeter Center West, 11th Floor, Atlanta, GA	30338
(Address of principal executive office)	(Zip code)
877-710-5673
Registrant’s telephone number, including area code

3 Ravinia Drive, Suite 500, Atlanta, GA	30346
(Former address of principal executive office)	(Former zip code)
_____________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	KORE	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of August 12, 2025, there were 17,493,073 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

KORE Group Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$20,962	$19,408
Accounts receivable, net	43,180	43,980
Inventories, net	5,721	6,653
Prepaid expenses and other current assets	9,360	9,922
Total current assets	79,223	79,963
Noncurrent assets:
Restricted cash	297	293
Property and equipment, net	8,219	9,052
Intangible assets, net	104,116	125,057
Goodwill	228,844	228,844
Operating lease right-of-use assets	6,627	8,412
Other non-current assets	5,610	4,212
Total assets	$432,936	$455,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,140	$14,827
Accrued liabilities	35,155	31,849
Current portion of operating lease liabilities	1,232	1,431
Deferred revenue	8,619	8,509
Current portion of long-term debt and other borrowings, net	1,850	1,850
Warrant liabilities to affiliates	5,628	7,624
Total current liabilities	71,624	66,090
Noncurrent liabilities:
Operating lease liabilities	6,178	8,278
Long-term debt and other borrowings, net	295,417	295,661
Deferred income tax liabilities, net	2,002	4,131
Accrued interest due to affiliate	35,370	23,798
Mandatorily redeemable preferred stock due to affiliate, net	143,342	142,776
Other liabilities	12,497	14,699
Total liabilities	566,430	555,433
Commitments and Contingencies
Stockholders’ deficit:
Common stock, voting, par value $0.0001 per share; 315,000,000 shares authorized; 18,445,197 shares issued and 17,252,460 outstanding as of June 30, 2025, and 18,201,093 shares issued and 17,008,356 outstanding as of December 31, 2024	8	8
Additional paid-in capital	469,529	468,711
Accumulated other comprehensive loss	(6,704)	(3,778)
Accumulated deficit	(593,142)	(561,356)
Treasury stock, at cost, 1,192,737 shares	(3,185)	(3,185)
Total stockholders’ deficit	(133,494)	(99,600)
Total liabilities and stockholders’ deficit	$432,936	$455,833
See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Services	$56,348	$57,318	$111,779	$116,958
Products	14,902	10,550	31,613	26,885
Total revenue	71,250	67,868	143,392	143,843
Cost of revenue
Services	22,395	22,919	45,721	46,865
Products	9,515	6,326	19,211	16,593
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	31,910	29,245	64,932	63,458
Operating expenses
Selling, general, and administrative expenses	30,988	34,877	58,653	70,244
Selling, general, and administrative expenses incurred with affiliate	—	159	—	329
Depreciation and amortization	13,576	14,423	27,487	28,029
Goodwill impairment	—	65,864	—	65,864
Total operating expenses	44,564	115,323	86,140	164,466
Operating loss	(5,224)	(76,700)	(7,680)	(84,081)
Other expense (income)
Interest expense, including amortization of deferred financing costs	7,330	7,976	14,644	15,729
Interest expense incurred with affiliate, including amortization of deferred financing costs	5,909	5,049	11,572	10,236
Interest income	(166)	(375)	(310)	(675)
Change in fair value of warrant liabilities to affiliates	(192)	(4,365)	(1,996)	(6,686)
Loss on sale of assets	1,115	—	1,115	—
Other (income) expense, net	(3,828)	302	(3,514)	609
Loss before income taxes	(15,392)	(85,287)	(29,191)	(103,294)
Income tax expense (benefit)	1,486	(1,654)	2,595	(2,074)
Net loss	$(16,878)	$(83,633)	$(31,786)	$(101,220)

Loss per share:
Basic and diluted	$(0.86)	$(4.37)	$(1.63)	$(5.31)
Weighted average shares outstanding:
Basic and diluted	19,580,173	19,147,677	19,507,033	19,069,876

Comprehensive loss
Net loss	$(16,878)	$(83,633)	$(31,786)	$(101,220)
Other comprehensive loss:
Foreign currency translation adjustment	(1,982)	477	(2,926)	717
Comprehensive loss	$(18,860)	$(83,156)	$(34,712)	$(100,503)

See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Par value of common stock
Balance, beginning of period	$8	$8	$8	$8
Balance, end of period	8	8	8	8

Additional paid-in capital
Balance, beginning of period	469,264	463,777	468,711	461,069
Stock-based compensation expense	355	3,731	944	6,439
Stock awards cancelled for employee tax withholdings	(90)	(69)	(126)	(69)
Balance, end of period	469,529	467,439	469,529	467,439

Accumulated other comprehensive loss
Balance, beginning of period	(4,722)	(5,830)	(3,778)	(6,070)
Foreign currency translation adjustment	(1,982)	477	(2,926)	717
Balance, end of period	(6,704)	(5,353)	(6,704)	(5,353)

Accumulated deficit
Balance, beginning of period	(576,264)	(432,867)	(561,356)	(415,280)
Net loss	(16,878)	(83,633)	(31,786)	(101,220)
Balance, end of period	(593,142)	(516,500)	(593,142)	(516,500)

Treasury stock, at cost
Balance, beginning of period	(3,185)	(2,754)	(3,185)	(2,754)
Balance, end of period	(3,185)	(2,754)	(3,185)	(2,754)

Total stockholders’ deficit	$(133,494)	$(57,160)	$(133,494)	$(57,160)

See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$6,975	$5,890

Investing activities:
Purchases of property and equipment	(1,409)	(1,741)
Additions to intangible assets	(3,633)	(7,043)
Proceeds from sale of assets	250	—
Net cash used in investing activities	$(4,792)	$(8,784)

Financing activities:
Repayment of debt	(925)	(1,486)
Principal payments under finance lease obligations	(24)	(189)
Payment of employee tax withholdings through cancelled shares of stock	(126)	(64)
Net cash used in financing activities	$(1,075)	$(1,739)
Effect of exchange rate changes on cash	450	(245)
Net increase/(decrease) in cash and restricted cash	$1,558	$(4,878)
Cash and restricted cash, beginning of period	$19,701	$27,437
Cash and restricted cash, end of period	$21,259	$22,559

Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$515	$485

Reconciliation of cash and restricted cash, end of period:
Cash	$20,962	$22,260
Restricted cash	297	299
Total cash and restricted cash, end of period:	$21,259	$22,559
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

The Company is incorporated in the state of Delaware and its operations are primarily located in North America. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board. Previously identified ASUs that are also currently applicable or material to the Company’s future consolidated financial statements are discussed in Note 2 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 2 – REVENUE RECOGNITION

Disaggregated Revenue

The table below sets forth a summary of revenue by major service line and product category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Services:
IoT Connectivity (1)	$53,609	$54,579	$106,406	$111,240
IoT Solutions	2,739	2,739	5,373	5,718
	$56,348	$57,318	$111,779	$116,958
Products:
Hardware (2)(3)	$14,902	$10,550	$31,613	$26,885

Total	$71,250	$67,868	$143,392	$143,843

(1) Includes connectivity-related revenue from IoT Connectivity and IoT Solutions.
(2) Includes hardware-related revenue from IoT Connectivity and IoT Solutions.
(3) Includes $0.9 million and $0.3 million of bill-and-hold arrangements for the three months ended June 30, 2025 and 2024, respectively, and $3.0 million and $2.9 million for the six months ended June 30, 2025 and 2024, respectively.

The table below sets forth a summary of revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
United States	$59,973	$57,181	$122,282	$120,802
Other countries (1)	11,277	10,687	21,110	23,041
Total	$71,250	$67,868	$143,392	$143,843

(1) No single country in “other countries” exceeded 10% of the total revenue for the three and six months ended June 30, 2025 and 2024.

Contract Assets

The following table sets forth the change in contract assets, or unbilled receivables:

(in thousands)	June 30, 2025	December 31, 2024
Beginning balance	$3,513	$2,173
Revenue recognized during the period but not billed (1)	3,775	3,271
Amounts reclassified to accounts receivable	(1,511)	(1,931)
Ending balance	$5,777	$3,513

(1) Net of financing component of $0.6 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Contract Liabilities

The table below sets forth the change in contract liabilities, or deferred revenue:

(in thousands)	June 30, 2025	December 31, 2024
Beginning balance	$8,509	$9,044
Amounts billed but not recognized as revenue	8,604	8,492
Revenue recognized from balances held at the beginning of the period	(8,509)	(9,044)
Foreign exchange	15	17
Ending balance	$8,619	$8,509

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. Remaining performance obligations estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that have not materialized, and adjustments for currency. As of June 30, 2025, the Company had approximately $36.2 million of remaining performance obligations on contracts with an original duration of one year or more. The Company expects to recognize approximately 58% of these remaining performance obligations in 2025, with the remaining balance recognized thereafter.

The Company has variable consideration of approximately $2.9 million and $2.4 million that was constrained revenue and excluded from the transaction price for the period ended June 30, 2025 and 2024, respectively.

Costs to Obtain and Fulfill a Contract

The Company did not have material costs related to obtaining a contract, or fulfilling a contract that are not addressed by other accounting standards, with amortization periods greater than one year for the three and six months ended June 30, 2025 and 2024.

NOTE 3 – ACCOUNTS RECEIVABLE

The following table sets forth the details of the Company’s accounts receivable, net balances included on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Accounts receivable	$43,439	$44,304
Less: allowance for credit losses	(259)	(324)
Accounts receivable, net	$43,180	$43,980

As of January 1, 2024, the Company’s accounts receivable balance was $52.4 million.

Bad debt expense was $0.2 million for the three months ended June 30, 2025 and 2024, and $0.4 million for the six months ended June 30, 2025 and 2024, respectively. Write-offs were $0.2 million and immaterial for the three months ended June 30, 2025 and 2024, respectively, and $0.5 million and immaterial for the six months ended June 30, 2025 and 2024, respectively. Recoveries were immaterial for the three months ended June 30, 2025 and 2024, respectively, and $0.1 million and immaterial for the six months ended June 30, 2025 and 2024, respectively.

NOTE 4 – INVENTORIES

The Company’s inventories as of June 30, 2025 and December 31, 2024 consisted almost entirely of finished goods inventory, with an immaterial amount of work-in-process inventory.

As of June 30, 2025, the Company recorded a lower-of-cost-or-net-realizable-value inventory reserve of $1.4 million as a result of the identification of additional slow-moving and obsolete inventory substantially comprised of hardware devices and SIM cards. As of December 31, 2024, the Company had inventory reserve of $0.3 million for slow-moving and obsolete inventory substantially comprised of hardware devices.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 5 – CONDENSED CONSOLIDATED FINANCIAL STATEMENT DETAILS

Prepaid expenses and other current assets

The following table sets forth the details of prepaid expenses and other current assets included on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Prepaid expenses	$4,484	$5,504
Credit card receivables in-transit	1,983	1,184
Deposits	1,647	1,582
Sales taxes receivable	952	874
Income taxes receivable	294	778
Total prepaid expenses and other current assets	$9,360	$9,922

Accrued liabilities

The following table sets forth the details of accrued liabilities included on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Accrued cost of revenue	$8,420	$8,122
Accrued carrier costs	7,279	4,399
Accrued payroll and related costs	6,843	7,131
Sales and other taxes payable	5,689	6,117
Interest payable	3,957	4,236
Income taxes payable	2,604	1,397
Other	363	447
Total accrued liabilities	$35,155	$31,849

Loss on sale of assets

The Company’s loss on sale of assets for the three and six months ended June 30, 2025 as presented on its condensed consolidated statements of operations arose from the sale of certain intangible assets consisting of internally developed software along with hardware inventory associated with that software.

Other (income) expense, net

The following table sets forth the details of “other (income) expense, net” included on the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Tax credit received	$(3,378)	$—	$(3,378)	$—
Other (income) expense	(450)	302	(136)	609
Total other (income) expense	$(3,828)	$302	$(3,514)	$609

The Company had previously accounted for the receipt of cash in 2023 from a U.S. government program for certain tax credits related to the coronavirus pandemic as a liability, in “other liabilities,” as included on the condensed consolidated balance sheet as of December 31, 2024, as all conditions for recognition in income had not been met at that time. As all conditions for recognition were met in the second quarter of 2025, the Company removed the liability and recognized “other income” for the three and six months ended June 30, 2025.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 6 – DERIVATIVES

Derivatives are complex financial instruments. The Company does not use derivatives to manage financial risks or as an economic hedge. The Company’s sole recorded derivative instrument arose as part of the issuance of Series A-1 preferred stock, $0.0001 par value per share (the “Series A-1 preferred stock”), to Searchlight IV KORE, LP (“Searchlight”), in which transaction Searchlight was also granted warrants (the “Penny Warrants”) which are exercisable for $0.05 per warrant or by means of a cashless exercise formula. The Penny Warrants are considered a freestanding derivative instrument, as they are separable and legally detachable from the Series A-1 preferred stock, were issued for nominal or no apparent consideration, and have the essential characteristics inherent in a derivative instrument of a notional amount, an underlying security, and a mechanism for net settlement.

Searchlight is also considered to be an affiliate of the Company, as described in Note 9 — Related Party Transactions.

The following table sets forth the details of the derivative instrument not designated as a hedging instrument as presented on the condensed consolidated balance sheets and notional amounts and exercise price as of June 30, 2025 and December 31, 2024:

As of:	Number of Warrants (Notional Amount)	Warrant Liability (1)	Exercise Price Per Share
		($ in thousands, except for exercise price per share)
June 30, 2025	12,024,711	$5,628	$0.05
December 31, 2024	12,024,711	$7,624	$0.05

(1) The Warrant Liability amounts are presented as “warrant liabilities to affiliates” in the Company’s condensed consolidated balance sheets and these balances are substantially comprised of the Penny Warrants liability. The balance of the Private Placement Warrants is effectively nil, as the value of the Private Placement Warrants has been nil since January 1, 2024.

The gains and losses arising from this derivative instrument not designated as a hedging instrument in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024 are set forth as follows:

	Net Realized Gain (Loss) on Derivative Instruments	Net Change in Unrealized Gain (Loss) on Derivative Instruments (1)
Three Months Ended June 30,	(in thousands)
2025	$—	$192
2024	$—	$4,365
Six Months Ended June 30,
2025	$—	$1,996
2024	$—	$6,686

(1) The amounts set forth above as presented in the condensed consolidated statements of operations and comprehensive loss are substantially comprised of the unrealized loss on the Penny Warrants reflected as “change in fair value of warrant liabilities to affiliates”. The unrealized gain or loss on the Private Placement Warrants is effectively nil, as the value of the Private Placement Warrants has been nil since January 1, 2024.

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

As of June 30, 2025, the Company’s valuation policies and processes had not changed from those described in the consolidated financial statements for the year ended December 31, 2024 included in the Annual Report on Form 10-K, Part II, Item 8, Note 11 — Fair Value Measurements.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Instruments Measured at Fair Value

The Company is required to measure its warrant liabilities at fair value for the Penny Warrants and Private Placement Warrants, which are both included in “warrant liabilities to affiliates” on the condensed consolidated balance sheets.

Penny Warrants

The Penny Warrants, issued in 2023, are marked to fair value by reference to the fair value of the Company’s stock price on the last day of the reporting period, less the five cent exercise price, and are therefore considered as Level 2 in the fair value hierarchy. The fair value of the Company’s stock as of June 30, 2025 and December 31, 2024, less the exercise price, resulted in a Penny Warrants valuation of approximately $5.6 million and $7.6 million as of June 30, 2025 and December 31, 2024, respectively.

Private Placement Warrants

During the business combination which resulted in the Company becoming a publicly traded company, the Company sold warrants (the “Private Placement Warrants”) to affiliates of its private equity sponsor at the time, Cerberus Telecom Acquisition Corp. (“CTAC”). The Private Placement Warrants are marked to fair value by reference to the fair value of the Company’s public warrants, which are therefore considered as Level 2 in the fair value hierarchy. The public warrants are traded on the OTC Pink Marketplace under the ticker symbol KORGW. As of June 30, 2025 and December 31, 2024, the aggregate value of the Private Placement Warrants was zero, as the reference price of the public warrants was less than one cent per warrant.

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

Senior Secured Term Loan, Backstop Notes, and Mandatorily Redeemable Preferred Stock Due to Affiliate

The table below sets forth the amortized cost and fair value of the Company’s Senior Secured Term Loan as of June 30, 2025 and December 31, 2024. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

(in thousands)
Financial Instruments Disclosed at Fair Value Level 2	Measurement	June 30, 2025	December 31, 2024
Senior Secured Term Loan	Amortized cost	$178,780	$179,201
	Fair value	$168,508	$168,144

The table below sets forth the amortized cost and fair value of the Backstop Notes and the Mandatorily Redeemable Preferred Stock Due to Affiliate as of June 30, 2025 and December 31, 2024. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

(in thousands)
Financial Instrument Disclosed at Fair Value Level 3	Measurement	June 30, 2025	December 31, 2024
Backstop Notes	Amortized cost	$118,487	$118,310
	Fair value	$92,024	$87,507
Mandatorily Redeemable Preferred Stock Due to Affiliate	Amortized cost	$143,342	$142,776
	Fair value	$141,466	$128,356

Additional disclosures regarding Level 3 unobservable inputs - Backstop Notes and Mandatorily Redeemable Preferred Stock Due to Affiliate

The Company uses a third‑party valuation firm who utilizes proprietary methodologies to value the Company’s Backstop Notes and Mandatorily Redeemable Preferred Stock Due to Affiliate. This firm uses a lattice modeling technique to determine the fair value of these liabilities which is disclosed (but not measured) as Level 3 in the fair value hierarchy. Use of this technique requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs such as credit spreads and equity volatility based on guideline companies,

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
as well as other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement.

The table below sets forth information regarding the Company’s significant Level 3 inputs for modeling this fair value disclosure as of June 30, 2025 and December 31, 2024:

($ in thousands, except as otherwise noted)
Significant Inputs for Level 3 Fair Value Disclosure	Input	June 30, 2025	December 31, 2024
Backstop Notes	Principal amount	$120,000	$120,000
	Term to maturity date	3.25 years	3.75 years
	Stock price	$2.39	$3.22
	Credit spreads (basis points)	1,127	1,127
	Selected equity volatility	104.6%	100.8%

Mandatorily Redeemable Preferred Stock Due to Affiliate	Notional amount (1)	$188,227	$176,655
	Term of lattice model	8.38 years	8.88 years
	Stock price	$2.39	$3.22
	Credit spreads (basis points)	1,277	1,254
	Selected equity volatility	105.5%	109.4%

(1) The notional amount of the preferred stock for valuation purposes includes the unpaid accrued interest as well as the liquidation value of the instrument.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 8 – NET LOSS PER SHARE

The table below sets forth a reconciliation of the basic and diluted earnings per share (“EPS”) calculations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net loss	$(16,878)	$(83,633)	$(31,786)	$(101,220)

Denominator:
Weighted average shares outstanding - basic	19,580,173	19,147,677	19,507,033	19,069,876
Effect of dilutive equity awards (1)	—	—	—	—
Weighted average shares outstanding - diluted	19,580,173	19,147,677	19,507,033	19,069,876

Net loss per share:
Basic	$(0.86)	$(4.37)	$(1.63)	$(5.31)
Diluted	$(0.86)	$(4.37)	$(1.63)	$(5.31)

(1) Due to the Company’s net loss, all unvested equity awards, and the Private Placement Warrants are anti-dilutive. The dilutive convertible instruments of the Backstop Notes are out of the money.

In determining the weighted average shares outstanding for the three and six months ended June 30, 2025 and 2024 for both basic and diluted earnings per share, the Company included the Penny Warrants issued to Searchlight in transactions dated November 15, 2023 and December 13, 2023, as the common shares of stock that would be issuable upon the exercise of such warrants are issuable for nominal consideration per share of common stock or cashless exercise at the option of Searchlight. The Penny Warrants were exercisable immediately upon issuance, although no warrants had been exercised as of June 30, 2025 and December 31, 2024.

Set forth in the table below is the number of securities not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock issuable due to grants of RSUs with service only (i.e., time-vesting) conditions	1,218,932	821,635	1,218,932	821,635
Common stock issuable on conversion of the Backstop Notes (1)	1,920,007	1,920,007	1,920,007	1,920,007
Common stock issuable on exercise of private placement warrants	54,556	54,556	54,556	54,556

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
NOTE 9 – RELATED PARTY TRANSACTIONS

Transactions with affiliates of the Company

Searchlight

Searchlight had the ability to exercise its Penny Warrants at any time post-issuance, which, if exercised, would allow Searchlight to obtain in excess of 10% of the Company’s outstanding common stock as of June 30, 2025 and December 31, 2024, respectively. Searchlight is therefore considered an affiliate of the Company, and two of the Company’s Board members are employed by Searchlight. Searchlight owns the Series A-1 preferred stock and the Penny Warrants.

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

Cerberus Telecom Acquisition Corp.

CTAC was the initial private equity sponsor of the Company, and two of the Company’s Board members are employed by CTAC. CTAC is therefore considered an affiliate of the Company. CTAC owned an excess of 5% of the Company’s outstanding common stock as of June 30, 2025 and December 31, 2024.

Affiliates of CTAC own the Private Placement Warrants.

ABRY Partners, LLC (“ABRY”)

ABRY owned in excess of 10% of the Company’s outstanding common stock as of June 30, 2025 and December 31, 2024. ABRY is therefore considered an affiliate of the Company, and two of the Company’s Board members are employed by ABRY.

HealthEZ, an ABRY portfolio company, was the Company’s health insurance third-party administrator during 2024. The administration costs incurred with HealthEZ were $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively. Aggregate expenses are recorded as a component of “selling, general, and administrative expenses incurred with affiliate” in the condensed consolidated statement of operations and comprehensive loss.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company believes that it is probable that a liability for sales and telecommunications tax may exist. The Company has estimated the possible range of loss in this matter as of June 30, 2025 as between $4.4 million and $24.1 million (or between $3.6 million and $20.9 million net of potential recoveries from customers and income tax benefit). The low end of the possible range of loss is the amount required to be recorded as a contingent loss by GAAP.

The range of loss in this matter as of June 30, 2025 described above includes interest and penalties assessed at both the low and high ends of the range, with penalties reduced in states where the Company intends to seek a “voluntary disclosure arrangement” as described further below. Although the Company’s contracts with customers generally state that the customer must later pay associated taxes if such taxes become an issue, there is always a risk of customer non-payment. Due to the complexities involved in its number of customers, use cases, and jurisdictions in which it does business, along with the treatment of potential indirect taxes varying in each jurisdiction, and collectability estimates, this estimate may ultimately be resolved at either a greater or lesser amount than the estimated range.

Additionally, mitigating factors may exist, such as good-faith reseller certificates, which the Company has previously obtained in instances where the use case indicates that the customer is a reseller, private letter rulings that the Company may request from certain states where the specific tax law is unclear but may be resolved in the Company’s favor, and voluntary disclosure arrangements whereby the Company may determine that it is probable that tax would be owed and enter into an agreement with a taxing jurisdiction to pay back taxes and avoid penalties that would otherwise likely apply. During the second quarter of 2025, the Company commenced filing voluntary disclosure agreements and filed such documents in seven jurisdictions.

The net contingent liability estimate of $4.4 million recorded as of June 30, 2025 was increased from the $4.1 million recorded as of December 31, 2024, due to additional facts and circumstances arising which resulted in a change to the estimate. These amounts are recorded as “sales and other taxes payable” in “accrued liabilities” within “current liabilities” of the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

Purchase Obligations

The Company has vendor commitments primarily relating to carrier and open purchase obligations that the Company incurs in the ordinary course of business. As of June 30, 2025, the purchase commitments were as follows:

($ in thousands)
2025	$17,103
2026	14,927
2027	10,928
2028	12,917
2029	1,602
Thereafter	—
Total	$57,477

On April 1, 2025, the Google Cloud Platform (“GCP”) commitment was amended, resulting in a reduction of the total GCP commitment amount from $22.0 million to $10.9 million, or approximately 50.5% of the total GCP commitment amount. In connection with the amendment, the Company incurred a fee of $1.2 million on May 7, 2025.

Legal Contingencies

From time to time, the Company may be a party to litigation relating to claims arising in the normal course of business. As of June 30, 2025, the Company was not aware of any legal claims that could materially impact its financial condition.

NOTE 11 – SEGMENT DISCLOSURES

The Company has one reportable operating segment, IoT services. This segment sells IoT services that are grouped into two primary categories: IoT Connectivity services and IoT Solutions services (collectively, the “Services”) as well as products including IoT Connectivity (consisting of SIM cards) and IoT devices (within a comprehensive IoT solution) together referred to as “Products”.

The Company’s Chief Operating Decision Maker (“CODM”) is its President and Chief Executive Officer. The CODM uses Net Income, as reported on the Condensed Consolidated Statements of Operations and Comprehensive Loss, for the purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company derived approximately 84% of its revenues from the United States for each of the three months ended June 30, 2025 and 2024, and approximately 85% and 84% of its revenues from the United States for the six months ended June 30, 2025 and 2024, respectively. No single customer of the Company generated 10% or more of the Company’s total net

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
sales for the three and six months ended June 30, 2025 and 2024, respectively. The measure of segment assets is reported on the Company’s Condensed Consolidated Balance Sheets as total consolidated assets. The segment’s accounting policies are the same as the accounting policies for the Company, as described in Part II, Item 8, Note 2 — Summary of Significant Accounting Policies of the Company’s Annual Report on Form 10-K.

The following table sets forth the operating financial results of the Company’s singular operating segment that are regularly reviewed by the Company’s CODM for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Services revenue	$56,348	$57,318	$111,779	$116,958
Products revenue	14,902	10,550	31,613	26,885
Total revenue	$71,250	$67,868	$143,392	$143,843
Less: expenses
Cost of revenue, Services, excluding depreciation and amortization	$22,395	$22,919	$45,721	$46,865
Cost of revenue, Products, excluding depreciation and amortization	9,515	6,326	19,211	16,593
Salaries and benefits	20,276	23,384	38,778	47,974
Depreciation and amortization	13,576	14,423	27,487	28,029
Goodwill impairment	—	65,864	—	65,864
Interest expense	13,239	13,025	26,216	25,965
Channel partner commissions	4,226	1,710	6,268	2,677
Network services	2,443	431	3,514	829
Facilities and office	2,254	2,229	4,099	4,594
Professional services	2,065	2,854	4,754	5,456
License, memberships & subscriptions	2,012	2,868	3,973	4,923
Other selling, general, and administrative expenses (1)	1,146	628	2,220	1,759
Interest income	(166)	(375)	(310)	(675)
Change in fair value of warrant liabilities to affiliates	(192)	(4,365)	(1,996)	(6,686)
Foreign exchange	(3,524)	858	(5,006)	2,202
Loss on sale of assets	1,115	—	1,115	—
Income tax expense (benefit)	1,486	(1,654)	2,595	(2,074)
Other (2)	(3,738)	376	(3,461)	768
Segment net loss	$(16,878)	$(83,633)	$(31,786)	$(101,220)

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(16,878)	$(83,633)	$(31,786)	$(101,220)

(1) Certain expense line items which the Company deemed immaterial, both individually and in the aggregate, primarily comprised of travel and expense, sales and use tax, and bad debt expense, previously presented separately in the Company’s segment disclosure footnote included in its Annual Report on Form 10-K have been combined into a single line item in the current period’s segment disclosure.
(2) The “other” (income) expense included in segment net loss primarily relates to a tax credit recognized for the three and six months ended June 30, 2025, and otherwise includes immaterial items for all other periods presented.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 12 – LIQUIDITY

The Company previously identified certain negative financial trends, including recurring operating losses, cash flows from operations that would be negative if not for an arrearage in the payment of preferred dividends, and one previously unfavorably-priced long-term purchase commitment, all as discussed further below.

The Company has taken, and plans to take, a number of actions to enhance liquidity. Although the Company currently expects to meet its near-term liquidity needs, there can be no assurance that its current sources of capital will be sufficient to satisfy its liquidity requirements in the future, which might require additional restructuring activities, including winding down certain non-core service offerings that are deemed to be unprofitable, continuing to review its global footprint and rationalize legal entities, and continuing to review the remaining existing office and facilities leases for cost-effectiveness. In connection with the foregoing activities, during the second quarter of 2025, the Company sold certain internally developed software and related hardware (see Note 5 — Condensed Consolidated Financial Statement Details, “Loss on sale of assets”) and made the decision to consolidate certain facilities commencing in the third quarter of 2025.

The Company has accrued and unpaid dividends due to Searchlight on the mandatorily redeemable preferred stock due to affiliate, which are accrued on a daily basis, compound quarterly and payable quarterly in arrears. Due to the underlying nature of the preferred stock instrument as debt, these dividends are reflected on the condensed consolidated balance sheets as accrued interest due to affiliate. As of June 30, 2025, the Company owed approximately $35.4 million to Searchlight for this accrued interest. As of August 14, 2025, the total amount of the accrued interest due to affiliate was $38.4 million (see Note 9 — Related Party Transactions). The Company plans to continue the arrearage of preferred dividends in order to preserve cash.

Additionally, the Company has purchase commitments payable that were not recorded as liabilities on its condensed consolidated balance sheet as of June 30, 2025, of which $17.1 million is currently expected to be purchased through the remainder of 2025 (see Note 10 — Commitments and Contingencies).

As of June 30, 2025, the Company had approximately $21.0 million of cash on hand and $25.0 million available on the revolving credit facility.

NOTE 13 – EFFECTIVE INCOME TAX RATE

The Company’s effective income tax rate of approximately (9.7)% and 1.9% for the three months ended March 31, 2025 and 2024, respectively, and (8.9)% and 2.0% for the six months ended June 30, 2025 and 2024, respectively, differed from the federal statutory rate primarily due to the geographical mix of earnings, the valuation allowance maintained against certain deferred tax assets, and nondeductible stock-based compensation.

NOTE 14 – SUBSEQUENT EVENTS

The Company has concluded that no additional subsequent events have occurred that require disclosure.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”) and unaudited interim condensed consolidated financial statements as of and for the six months ended June 30, 2025 and 2024, together with related notes thereto. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “the Company” “KORE,” “us,” “our,” “ours,” or “we” refer to KORE Group Holdings, Inc. Certain terms are defined in our Annual Report on Form 10-K.

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
•general global and U.S. economic and business conditions, including conditions affecting the demand for our products; geopolitical conflicts and instability, recession, inflation, changes in trade policies, and financial market conditions;
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
•Our ability to successfully complete any plans for restructuring of our business, and realize any cost savings related to restructuring goals including but not limited to legal entity rationalization, consolidation of facilities, winding down non-core service offerings, and rationalizing our workforce;

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

Our industry verticals are not considered to be segments for the purposes of financial reporting, as discrete financial information is not available for the aforementioned verticals (or that of connectivity vs solutions) below the level of costs of revenue, exclusive of depreciation and amortization, and our Chief Operating Decision Maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Our CODM is our President and Chief Executive Officer.

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

The overall United States (“U.S.”) economy in the first six months of 2025 appeared resilient in the face of the uncertainty due to threatened and/or imposed U.S. tariffs on goods imported from many countries, and retaliatory tariffs on good or services threatened by other countries. The Federal Reserve Bank of the U.S. (the “Fed”) unanimously kept the federal funds rate unchanged at approximately 4.25%-4.50% for a fourth consecutive time at its June 2025 policy meeting. The unanimous policy decision is largely viewed as a “wait-and-see” approach by the Fed, as inflationary and labor market expectations continue to evolve alongside the volatility of U.S government policy around trade, taxation, and immigration.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating and will continue to monitor the impact of the OBBBA and anticipates annualized cash tax savings in the range of approximately $1.5 to $3.5 million, although the ultimate outcome of this legislation cannot be determined at this time.

Recent developments in our business

We have continued to restructure our business to emphasize our core service offerings and are winding down certain non-core service offerings that are deemed to be unprofitable. In the second quarter of 2025, we sold certain intellectual property assets and plan on largely exiting one of our facilities in the third quarter of 2025. We continue to rationalize legal entities as part of our review of our global footprint.

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024:

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

The tables below set forth the details of revenue from services and products for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Services	$56,348	$57,318	$(970)	(2)%
Products	14,902	10,550	4,352	41%
Total revenue	$71,250	$67,868	$3,382	5%

	Six Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Services	$111,779	$116,958	$(5,179)	(4)%
Products	31,613	26,885	4,728	18%
Total revenue	$143,392	$143,843	$(451)	—%

Services revenue decreased by approximately $1.0 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by less revenue as a result of the sale of certain intangible assets consisting of internally developed software.

Products revenue increased by approximately $4.4 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by additional volume from key customers and SIM activation fees.

Services revenue decreased by approximately $5.2 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by a decrease in overage usage charges.

Products revenue increased by approximately $4.7 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by additional volume from key customers and SIM activation fees.

The tables below set forth the details of revenue disaggregated as arising from IoT Connectivity and IoT Solutions for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
IoT Connectivity	$56,081	$55,772	$309	1%
IoT Solutions	15,169	12,096	3,073	25%
Total revenue	$71,250	$67,868	$3,382	5%

	Six Months Ended June 30,		Year-over-Year Increase / (Decrease)
(in thousands)	2025	2024	$	%
IoT Connectivity	$109,998	$113,656	$(3,658)	(3)%
IoT Solutions	33,394	30,187	3,207	11%
Total revenue	$143,392	$143,843	$(451)	—%

IoT Connectivity revenue increased by approximately $0.3 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, or relatively flat.

IoT Solutions revenue increased by approximately $3.1 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by additional volume from key customers and SIM activation fees.

IoT Connectivity revenue decreased by approximately $3.7 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by a decrease in overage usage charges.

IoT Solutions revenue increased by approximately $3.2 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by additional volume from key customers and SIM activation fees.

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

The tables below set forth our cost of revenue, exclusive of depreciation and amortization, for the three and six months ended June 30, 2025 and 2024, disaggregated by “cost of services” and “cost of products”:

	Three Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Cost of services	$22,395	$22,919	$(524)	(2)%
Cost of products	9,515	6,326	3,189	50%
Total cost of revenue	$31,910	$29,245	$2,665	9%

	Six Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Cost of services	$45,721	$46,865	$(1,144)	(2)%
Cost of products	19,211	16,593	2,618	16%
Total cost of revenue	$64,932	$63,458	$1,474	2%

Cost of services decreased by approximately $0.5 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by reduced headcount.

Cost of products increased by approximately $3.2 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by increased cost of hardware sales to key customers.

Cost of services decreased by approximately $1.1 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by reduced headcount.

Cost of products increased by approximately $2.6 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by increased costs associated with cost of hardware sales to key customers.

The tables below set forth our cost of revenue, exclusive of depreciation and amortization, for the three and six months ended June 30, 2025 and 2024, disaggregated by “cost of IoT Connectivity” and “cost of IoT Solutions”:

	Three Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Cost of IoT Connectivity	$23,447	$21,809	$1,638	8%
Cost of IoT Solutions	8,463	7,436	1,027	14%
Total cost of revenue	$31,910	$29,245	$2,665	9%

	Six Months Ended June 30,		Year-over-Year Increase / (Decrease)
(in thousands)	2025	2024	$	%
Cost of IoT Connectivity	$45,662	$44,485	$1,177	3%
Cost of IoT Solutions	19,270	18,973	297	2%
Total cost of revenue	$64,932	$63,458	$1,474	2%

The cost of IoT Connectivity increased by approximately $1.6 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by a reserve for excess connectivity-related inventory.

The cost of IoT Solutions increased by approximately $1.0 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by cost of hardware sales to key customers.

The cost of IoT Connectivity increased by approximately $1.2 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by a reserve for excess connectivity-related inventory.

The cost of IoT Solutions increased by approximately $0.3 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, or relatively flat.

Selling, general, and administrative expenses

The following tables set forth the Company’s selling, general, and administrative expenses incurred during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Selling, general, and administrative expenses	$30,988	$34,877	$(3,889)	(11)%

	Six Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Selling, general, and administrative expenses	$58,653	$70,244	$(11,591)	(17)%

Selling, general, and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit, legal fees, and other general operating expenses.

SG&A decreased by approximately $3.9 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease in SG&A expenses was primarily driven by decreases in salaries and other compensation-related expenses resulting from the restructuring events completed during 2024, offset by partner commissions and fees incurred due to the amendment to the Google Cloud Platform commitment as well as increased spending for cloud services.

SG&A decreased by approximately $11.6 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease in SG&A expenses was primarily driven by decreases in salaries and other compensation-related expenses resulting from the restructuring events completed during 2024, offset by partner commissions and fees incurred due to the amendment to the Google Cloud Platform commitment as well as increased spending for cloud services.

Selling, general, and administrative expenses incurred with affiliate

The following tables set forth the Company’s sales, general, and administrative expenses incurred with affiliate during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Selling, general, and administrative expenses incurred with affiliate	$—	$159	*	*

	Six Months Ended June 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Selling, general, and administrative expenses incurred with affiliate	$—	$329	*	*

* Not meaningful

For the three and six months ended June 30, 2024, SG&A expenses incurred with affiliate related solely to fees paid to HealthEZ, an ABRY Partners, LLC (“ABRY”) portfolio company. HealthEZ was the Company’s current third-party administrator (“TPA”) for its self-insured health insurance claims. ABRY beneficially owned approximately 10% of the Company’s outstanding common stock. ABRY is therefore considered an affiliate of the Company, and two of the Company’s Board members are employed by ABRY.

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

The following tables set forth a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(16,878)	$(83,633)	$(31,786)	$(101,220)
Income tax expense (benefit)	1,486	(1,654)	2,595	(2,074)
Interest expense, net	13,073	12,650	25,906	25,290
Depreciation and amortization	13,576	14,423	27,487	28,029
EBITDA	11,257	(58,214)	24,202	(49,975)
Goodwill impairment	—	65,864	—	65,864
Change in fair value of warrant liability	(192)	(4,365)	(1,996)	(6,686)
Integration-related restructuring costs	7,522	4,115	11,666	8,688
Stock-based compensation	355	3,963	944	6,671
Foreign currency (gain) loss	(3,524)	858	(5,006)	2,202
Loss on sale of assets	1,115	—	1,115	—
Other (1)	174	(801)	237	(587)
Adjusted EBITDA	$16,707	$11,420	$31,162	$26,177

(1) “Other” adjustments are comprised of adjustments for certain indirect or non-income based taxes.

Integration-related restructuring costs for the three and six months ended June 30, 2025 were primarily comprised of severances, salaries of employees in a restructuring program, and the Google Cloud commitment termination fee. For the three and six months ended June 30, 2024, these costs were primarily comprised of retention bonuses and professional services related to integration of previously acquired businesses.

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

The following table sets forth a reconciliation of net cash provided by operating activities to free cash flow for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$6,975	$5,890
Purchases of property and equipment	(1,409)	(1,741)
Additions to intangible assets	(3,633)	(7,043)
Proceeds from sale of assets	250	—
Free cash flow	$2,183	$(2,894)

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

The table below sets forth gross profit and gross margin calculated in accordance with GAAP, based upon the categories of revenue and associated costs disaggregated by “cost of services” and “cost of products,” reconciled to Non-GAAP Profit and Non-GAAP Margin, disaggregated by “cost of services” and “cost of products,” as well as overall for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2025		2024		2025		2024
Services	$	%	$	%	$	%	$	%
Revenue	$56,348		$57,318		$111,779		$116,958
Cost of revenue, excluding depreciation and amortization	22,395		22,919		45,721		46,865
Depreciation and amortization in cost of revenue (1)	12,801		12,244		24,559		23,097
Gross Profit $ / Margin %	$21,152	37.5%	$22,155	38.7%	$41,499	37.1%	$46,996	40.2%

Exclude: Depreciation and amortization	12,801		12,244		24,559		23,097
Non-GAAP Profit $ / Non-GAAP Margin %	$33,953	60.3%	$34,399	60.0%	$66,058	59.1%	$70,093	59.9%

Products
Revenue	$14,902		$10,550		$31,613		$26,885
Cost of revenue, excluding depreciation and amortization	9,515		6,326		19,211		16,593
Depreciation and amortization in cost of revenue (1)	1,531		922		2,886		1,850
Gross Profit $ / Margin %	$3,856	25.9%	$3,302	31.3%	$9,516	30.1%	$8,442	31.4%

Exclude: Inventory adjustments	1,171		—		1,312		—
Exclude: Depreciation and amortization	1,531		922		2,886		1,850
Non-GAAP Profit $ / Non-GAAP Margin %	$6,558	44.0%	$4,224	40.0%	$13,714	43.4%	$10,292	38.3%

Overall Gross Profit $ / Margin %	$25,008	35.1%	$25,457	37.5%	$51,015	35.6%	$55,438	38.5%
Non-GAAP Profit $ / Non-GAAP Margin %	$40,511	56.9%	$38,623	56.9%	$79,772	55.6%	$80,385	55.9%

(1) Depreciation and amortization as included in cost of revenue for GAAP. Separately shown for recalculation purposes.

During the three months ended June 30, 2025, services gross margin decreased 1.2% compared to the three months ended June 30, 2024, primarily driven by the decrease in services revenue. Services Non-GAAP margin increased 0.3% compared to the three months ended June 30, 2024, or relatively flat.

During the three months ended June 30, 2025, products gross margin decreased 5.4% compared to the three months ended June 30, 2024, primarily driven by the increase in revenue and management’s focus on more profitable IoT Solutions arrangements, offset by an increase in depreciation and amortization. Products Non-GAAP margin decreased 4.0% compared to the three months ended June 30, 2024, primarily driven by the increase in revenue and management’s focus on more profitable IoT Solutions arrangements.

During the six months ended June 30, 2025, service gross margin decreased 3.1% compared to the six months ended June 30, 2024, primarily driven by the decrease in services revenue, offset by an increase in depreciation and amortization in the cost of revenue. Services Non-GAAP margin decreased 0.8% compared to the six months ended June 30, 2024, primarily driven by the decrease in service revenue.

During the six months ended June 30, 2025, products gross margin decreased 1.3% compared to the six months ended June 30, 2024, primarily driven by the increase in revenue and management’s focus on more profitable IoT Solutions arrangements. Products Non-GAAP margin decreased 5.1% compared to the six months ended June 30, 2024, or relatively flat.

The table below sets forth gross profit and gross margin calculated in accordance with GAAP, based upon the categories of revenue and associated costs disaggregated by “IoT Connectivity” and “IoT Solutions,” reconciled to Non-GAAP profit and Non-GAAP margin, disaggregated by “IoT Connectivity” and “IoT Solutions” for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2025		2024		2025		2024
IoT Connectivity	$	%	$	%	$	%	$	%
Revenue	$56,081		$55,772		$109,998		$113,656
Cost of revenue, excluding depreciation and amortization	23,447		21,809		45,662		44,485
Depreciation and amortization in cost of revenue (1)	12,801		12,244		24,559		23,097
Gross Profit $ / Margin %	$19,833	35.4%	$21,719	38.9%	$39,777	36.2%	$46,074	40.5%

Exclude: Inventory adjustments	999		—		999		—
Exclude: Depreciation and amortization	12,801		12,244		24,559		23,097
Non-GAAP Profit $ / Non-GAAP Margin %	$33,633	60.0%	$33,963	60.9%	$65,335	59.4%	$69,171	60.9%

IoT Solutions
Revenue	$15,169		$12,096		$33,394		$30,187
Cost of revenue, excluding depreciation and amortization	8,463		7,436		19,270		18,973
Depreciation and amortization in cost of revenue (1)	1,531		922		2,886		1,850
Gross Profit $ / Margin %	$5,175	34.1%	$3,738	30.9%	$11,238	33.7%	$9,364	31.0%

Exclude: Inventory adjustments	172		—		313		—
Exclude: Depreciation and amortization	1,531		922		2,886		1,850
Non-GAAP Profit $ / Non-GAAP Margin %	$6,878	45.3%	$4,660	38.5%	$14,437	43.2%	$11,214	37.1%

Overall Gross Profit $ / Margin %	$25,008	35.1%	$25,457	37.5%	$51,015	35.6%	$55,438	38.5%
Non-GAAP Profit $ / Non-GAAP Margin %	$40,511	56.9%	$38,623	56.9%	$79,772	55.6%	$80,385	55.9%

(1) Depreciation and amortization as included in cost of revenue for GAAP. Separately shown for recalculation purposes.

During the three months ended June 30, 2025, IoT Connectivity gross margin decreased 3.5% compared to the three months ended June 30, 2024, primarily driven by the increase in IoT Connectivity revenue and depreciation and amortization in the cost of revenue. IoT Connectivity Non-GAAP margin decreased 0.9% compared to the three months ended June 30, 2024, primarily driven by the increase in cost of IoT Connectivity revenue.

During the three months ended June 30, 2025, IoT Solutions gross margin increased 3.2% compared to the three months ended June 30, 2024, primarily driven by the increase in IoT Solutions revenue and management’s focus on more profitable IoT Solutions arrangements, offset by an increase in depreciation and amortization. IoT Solutions Non-GAAP margin increased 6.8% compared to the three months ended June 30, 2024, primarily driven by the increase in revenue and management’s focus on more profitable IoT Solutions arrangements.

During the six months ended June 30, 2025, IoT Connectivity gross margin decreased 4.3% compared to the six months ended June 30, 2024, primarily due to the decrease in IoT Connectivity revenue, offset by an increase in depreciation and amortization in the cost of revenue. IoT Connectivity Non-GAAP margin decreased 1.5% compared to the six months ended June 30, 2024, primarily driven by decrease in IoT Connectivity revenue, which included declines in higher margin usage IoT Connectivity revenue.

During the six months ended June 30, 2025, IoT Solutions gross margin increased 2.7% compared to the six months ended June 30, 2024, primarily driven by the increase in IoT Solutions revenue, offset by an increase in depreciation and amortization in the cost of revenue. IoT

Solutions Non-GAAP margin increased 6.1% compared to the six months ended June 30, 2024, primarily driven by the increase in revenue and management’s focus on more profitable IoT Solutions arrangements.

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

The table below sets forth our Total Number of Connections as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Total Number of Connections at Period End	20.1	million	19.7	million

The table below sets forth our Average Connections Count for the three and six months ended June 30, 2025 and 2024:

	June 30, 2025		June 30, 2024
Average Connections Count for the three months ended	20.1	million	18.5	million
Average Connections Count for the six months ended	19.9	million	18.3	million

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

The revenue included in the current period excludes revenue from (i) customers that are “non-go-forward” customers, meaning customers that have either communicated to KORE before the last day of the current period their intention not to provide future business to KORE or customers that KORE has determined are transitioning away from KORE based on a sustained multi-year time period of declines in revenue and (ii) new customers that started generating revenue after the end of the base period. For the purposes of calculating DBNER, if KORE acquires a company during the given period or the base period, then the revenue of a customer before the acquisition but during either the given period or the base period is included in the calculation. For example, to calculate our DBNER for the trailing 12 months ended June 30, 2025, we divide (i) revenue, for the trailing 12 months ended June 30, 2025, from go-forward customers that started generating revenue on or before June 30, 2024, by (ii) revenue, for the trailing 12 months ended June 30, 2024, from the same cohort of customers.

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

KORE’s DBNER was 99% for the twelve months ended June 30, 2025, as compared to 92% for the twelve months ended June 30, 2024.

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

As of June 30, 2025, our sales funnel included 1,063 opportunities with an eARR of approximately $85 million.

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

ARPU was $0.94 and $1.00 for the three months ended June 30, 2025 and 2024, respectively.

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

Going forward, we will continue to utilize the deferral of the payment of preferred dividends (reflected as “accrued interest” on our condensed consolidated balance sheets due to the character of the underlying instrument for accounting purposes) due to Searchlight to fund our liquidity requirements. We are highly leveraged, and other borrowings may not be available with attractive terms or at all. We may also seek to raise additional capital through public or private offerings of equity, equity-related, or debt securities, depending upon market conditions. The use of any particular source of capital and funds will depend on market conditions and the availability, if any, of these sources.

We generally cannot meet our short-term liquidity needs solely through cash generated from operational activities, though we believe the non-operational sources of financing identified above will be adequate for purposes of meeting our short‑term (within one year) liquidity needs, solely because of our ability to defer the payment of preferred dividends due to Searchlight. Our ability to meet our longer‑term liquidity needs beyond one year, with our current capital structure, is uncertain. We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and any potential changes in market conditions.

Summary and Description of Financing Arrangements

The table below sets forth a summary of the Company’s outstanding long-term debt as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Term Loan - WhiteHorse	$182,225	$183,150
Backstop Notes	120,000	120,000
Total	$302,225	$303,150
Less: current portion of long-term debt	(1,850)	(1,850)
Less: debt issuance costs, net of accumulated amortization of $0.6 million and $0.9 million, respectively	(2,088)	(2,349)
Less: original issue discount	(2,870)	(3,290)
Total long-term debt	$295,417	$295,661

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

As of June 30, 2025 and December 31, 2024, there were no amounts outstanding on the Revolving Credit Facility.

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

The Total Net Leverage Ratio is set at 6.25:1.00 for quarterly periods ended March 31, 2024 and June 30, 2024; 5.75:1.00 for the quarterly periods ended September 30, 2024 and December 31, 2024; 5.50:1.00 for the quarterly periods ended March 31, 2025 and June 30, 2025, and the quarterly period ending September 30, 2025; and 5.25:1.00 for periods ending December 31, 2025 and thereafter. The First Lien Net Leverage Ratio is set at 3.50:1.00 for quarterly periods ended March 31, 2024 and June 30, 2024; 3.00:1.00 for the quarterly periods ended September 30, 2024 and December 31, 2024; 2.75:1.00 for the quarterly period ended March 31, 2025 and June 30, 2025, and the quarterly period ending September 30, 2025; and 2.50:1.00 for periods ending December 31, 2025 and thereafter.

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

The Backstop Notes were issued at par and bear interest at a rate of 5.50% per annum which is paid semi-annually on March 30 and September 30 of each year. The Backstop Notes are exchangeable into common stock of the Company at $62.50 per share (the “Base Exchange Rate”) at any time at the option of the lender. At the Base Exchange Rate, the Notes are exchangeable for approximately 1.9 million shares of the Company’s common stock but limited to 9.9% of common shares outstanding. The Base Exchange Rate may be adjusted for certain dilutive events or change in control events as defined by the Indenture (the “Adjusted Exchange Rate”).

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

The following table sets forth the number of shares and the carrying amounts of Series A-1 preferred stock as of June 30, 2025 and December 31, 2024:

		Carrying amount
($ in thousands)	Shares	June 30, 2025	December 31, 2024
Preferred stock issued November 15, 2023	150,000	$150,000	$150,000
Preferred stock issued December 13, 2023	2,857	2,857	2,857
Preferred stock issuance costs	N/A	(5,034)	(5,335)
Allocation of proceeds to preferred stock	N/A	(4,481)	(4,746)
Preferred stock, end of period	152,857	$143,342	$142,776

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

Summary and Description of Inducement Awards Issued

The Company previously granted restricted stock units (“RSUs”) to certain employees of the Company to induce each such individual to accept employment with the Company (the “Inducement Awards”). The Inducement Awards were granted outside of the KORE Group Holdings, Inc. 2021 Long-Term Stock Incentive Plan. The Inducement Awards were approved by the Company’s Compensation Committee in compliance with, and in reliance on, New York Stock Exchange (“NYSE”) Listed Company Manual Rule 303A.08, which exempts employment inducement grants from the general requirement of the NYSE rules that equity-based compensation plans and arrangements be approved by stockholders.

A summary of Inducement Awards granted by the Company as of the date of this Quarterly Report on Form 10-Q is set forth below:

Date of grant	Name of Individual(s)	Number of RSUs granted (1)	Vesting Schedule (2)
February 17, 2022	Jared Deith	5,446	25% installments vesting on September 30, 2023 and 2024, and 50% vesting on September 30, 2025
February 17, 2022	Steve Daneshgar	5,446	25% installments vesting on September 30, 2023 and 2024, and 50% vesting on September 30, 2025
February 17, 2022	Michael DeSalvo	2,723	25% installments vesting on September 30, 2023 and 2024, and 50% vesting on September 30, 2025
June 1, 2023	Eleven (11) employees of Twilio, Inc. (3)	142,404	Certain RSUs vest in installments of 25% each on the second and third anniversaries of the grant date, and 50% on the fourth anniversary of the grant date, and other RSUs vest in three equal installments annually commencing on the first anniversary of the grant date.
June 12, 2023	Jason Dietrich (4)	87,947	Certain RSUs vest in installments of 25% each on the second and third anniversaries of the grant date, and 50% on the fourth anniversary of the grant date, and other RSUs vest in three equal installments annually commencing on the first anniversary of the grant date.
April 29, 2024	Ronald Totton	50,000	RSUs vest fully on the first anniversary of the grant date
July 2, 2024	Bruce Gordon	100,000	Certain RSUs vest in installments of 25% each on the second and third anniversaries of the grant date, and 50% on the fourth anniversary of the grant date, and other RSUs vest in three equal installments annually commencing on the first anniversary of the grant date.

(1) On July 1, 2024, the Company effected a reverse stock split of its Common Stock at a ratio of 1-for-5 (the “Reverse Stock Split”). The information in the table above relating to any RSUs granted prior to July 1, 2024 gives effect to the Reverse Stock Split.
(2) Certain of the RSUs granted have vested in accordance with either the terms of the vesting schedules as described in the table above or on an accelerated basis in the case of Mr. Dietrich, as described in footnote (4) below. On applicable vesting dates, a portion of RSUs may be forfeited for tax withholdings and cancelled, in the event the employee elects to withhold shares for the withholding of such taxes.
(3) Excludes RSUs forfeited by individuals prior to the first anniversary of the grant date.
(4) The portion of Mr. Dietrich’s RSUs that were previously unvested upon the termination of his employment accelerated in vesting due to the terms of Mr. Dietrich’s employment agreement.

The Company currently does not plan to issue any Inducement Awards in the future.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$6,975	$5,890
Net cash used in investing activities	$(4,792)	$(8,784)
Net cash used in financing activities	$(1,075)	$(1,739)

Cash flows from operating activities

Cash provided by operating activities for the six months ended June 30, 2025 increased from 2024 primarily due to the deferral of payment on the accrued interest due to Searchlight and timing of receipts of accounts receivable and payment of accounts payable.

Cash flows from investing activities

Cash used in investing activities for both the six months ended June 30, 2025 and 2024 were primarily used for investments in internally developed software and purchases of property and equipment.

Cash flows from financing activities

Cash used in financing activities for both the six months ended June 30, 2025 and 2024 were primarily due to scheduled principal payments on the Term Loan.

Cash Availability

We have the ability to defer the cash payment of dividends (which are accounted for under GAAP as interest due to the debt-like features of the underlying instrument) due on the Series A-1 preferred stock, and plan to continue the arrearage of preferred dividends in order to preserve cash for other purposes. As of June 30, 2025, we owed approximately $35.4 million in such dividend liability, which is due to an affiliate (Searchlight).

We had a total of $57.5 million of purchase commitments payable that were not recorded as liabilities on our condensed consolidated balance sheet as of June 30, 2025, of which $17.1 million is expected to be purchased through the remainder of 2025. Many of these purchase commitments are used to generate revenue; as our commitments to purchase carrier data is used to this purpose. However, one of our purchase commitments, the Google Cloud Platform (“GCP”) commitment, was not deemed advantageous. On April 1, 2025, the GCP commitment was amended, resulting in a reduction of the total GCP commitment amount from $22.0 million to $10.9 million, or approximately 50.5% of the total GCP commitment amount. In connection with the amendment, the Company incurred a fee of $1.2 million paid on May 7, 2025.

As of June 30, 2025, we had approximately $21.0 million of cash on hand and $25.0 million available on the revolving credit facility.

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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) of the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of June 30, 2025 due to the material weaknesses in the Company’s internal control over financial reporting as reported in its Annual Report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company continues the process of designing and implementing effective internal control measures to improve its internal control over financial reporting and remediate these material weaknesses.

Changes in internal control over financial reporting

During the quarter ended June 30, 2025 there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock in each month of the second quarter of 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2025 - April 30, 2025	16,104	$2.46	—	$—
May 1, 2025 - May 31, 2025	6,618	$2.31	—	$—
June 1, 2025 - June 30, 2025	29,703	$2.39	—	$—

(1) During the second quarter of 2025, 52,425 shares of common stock were surrendered by employees vesting in RSUs in order to pay for applicable tax withholding. Under the KORE Group Holdings, Inc. 2021 Long-Term Stock Incentive Plan (“Incentive Plan”), participants may surrender shares as payment of applicable tax withholding on the vesting of equity awards. Shares so surrendered by participants in the Incentive Plan are repurchased pursuant to the terms of the Incentive Plan and / or applicable inducement award agreement and not pursuant to publicly announced share repurchase programs. The average price per share deemed paid for these shares is calculated using the closing stock price on the vesting date. The price per share deemed paid for these shares ranged between $2.29 and $2.50 per share. These shares of common stock have been cancelled.

Working Capital Restrictions and Limitations Upon the Payment of Dividends

The Company’s ability to pay cash dividends to its stockholders is restricted by the terms of its financing agreements.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Preferred Dividend Arrearage

The Company’s Series A-1 preferred stock, ranking in priority to the Company’s common stock, allows for payment of dividends in arrears. As of August 14, 2025, the total amount of unpaid Series A-1 preferred stock dividends in arrears was $38.4 million.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6.    EXHIBITS

Exhibit Number		Description

10.1
Credit Agreement, dated as of November 9, 2023, by and among the Company, KORE Wireless Group, Inc., Maple Intermediate Holdings, Inc., and WhiteHorse Capital Management, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 9, 2023)

10.2	†
Executive Employment Agreement, dated June 2, 2025, by and among the Company, KORE Wireless Canada, Inc., and Anthony Bellomo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2025)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KORE Group Holdings, Inc.

Date: August 14, 2025	By:	/s/ Ronald Totton
Ronald Totton
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Anthony Bellomo
Anthony Bellomo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)