Form 10-Q
period 2025-09-30
KORE Group Holdings, Inc.
filed 2025-11-12
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
___________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of November 10, 2025, there were 17,539,937 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

KORE Group Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$19,288	$19,408
Accounts receivable, net	46,179	43,980
Inventories, net	7,362	6,653
Prepaid expenses and other current assets	9,323	9,922
Total current assets	82,152	79,963
Noncurrent assets:
Restricted cash	308	293
Property and equipment, net	7,983	9,052
Intangible assets, net	93,568	125,057
Goodwill	228,844	228,844
Operating lease right-of-use assets	6,219	8,412
Other non-current assets	4,308	4,212
Total assets	$423,382	$455,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,463	$14,827
Accrued liabilities	34,090	31,849
Current portion of operating lease liabilities	1,213	1,431
Deferred revenue	8,796	8,509
Current portion of long-term debt and other borrowings, net	1,850	1,850
Warrant liabilities to affiliates	5,700	7,624
Total current liabilities	69,112	66,090
Noncurrent liabilities:
Operating lease liabilities	5,932	8,278
Long-term debt and other borrowings, net	295,325	295,661
Deferred income tax liabilities, net	860	4,131
Accrued interest due to affiliate	41,537	23,798
Mandatorily redeemable preferred stock due to affiliate, net	143,627	142,776
Other liabilities	12,703	14,699
Total liabilities	569,096	555,433
Commitments and Contingencies
Stockholders’ deficit:
Common stock, voting, par value $0.0001 per share; 315,000,000 shares authorized; 18,705,461 shares issued and 17,512,724 outstanding as of September 30, 2025, and 18,201,093 shares issued and 17,008,356 outstanding as of December 31, 2024	8	8
Additional paid-in capital	470,040	468,711
Accumulated other comprehensive loss	(6,728)	(3,778)
Accumulated deficit	(605,849)	(561,356)
Treasury stock, at cost, 1,192,737 shares	(3,185)	(3,185)
Total stockholders’ deficit	(145,714)	(99,600)
Total liabilities and stockholders’ deficit	$423,382	$455,833
See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Services	$57,068	$58,204	$168,847	$175,162
Products	11,624	10,716	43,237	37,601
Total revenue	68,692	68,920	212,084	212,763
Cost of revenue
Services	22,601	22,951	68,322	69,816
Products	8,142	7,768	27,353	24,361
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	30,743	30,719	95,675	94,177
Operating expenses
Selling, general, and administrative expenses	28,457	29,458	87,110	99,702
Selling, general, and administrative expenses incurred with affiliate	—	155	—	484
Depreciation and amortization	13,700	14,214	41,187	42,243
Goodwill impairment	—	—	—	65,864
Total operating expenses	42,157	43,827	128,297	208,293
Operating loss	(4,208)	(5,626)	(11,888)	(89,707)
Other expense (income)
Interest expense, including amortization of deferred financing costs	7,374	7,844	22,018	23,573
Interest expense incurred with affiliate, including amortization of deferred financing costs	6,167	5,427	17,739	15,663
Interest income	(159)	(212)	(469)	(887)
Change in fair value of warrant liabilities to affiliates	72	337	(1,924)	(6,349)
Loss on sale of assets	—	—	1,115	—
Other (income) expense, net	(366)	798	(3,880)	1,407
Loss before income taxes	(17,296)	(19,820)	(46,487)	(123,114)
Income tax benefit	(4,589)	(412)	(1,994)	(2,486)
Net loss	$(12,707)	$(19,408)	$(44,493)	$(120,628)

Loss per share:
Basic and diluted	$(0.64)	$(1.00)	$(2.27)	$(6.28)
Weighted average shares outstanding:
Basic and diluted	19,899,188	19,458,102	19,639,187	19,200,229

Comprehensive loss
Net loss	$(12,707)	$(19,408)	$(44,493)	$(120,628)
Other comprehensive loss:
Foreign currency translation adjustment	(24)	(279)	(2,950)	438
Comprehensive loss	$(12,731)	$(19,687)	$(47,443)	$(120,190)

See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Par value of common stock
Balance, beginning of period	$8	$8	$8	$8
Balance, end of period	8	8	8	8

Additional paid-in capital
Balance, beginning of period	469,529	467,439	468,711	461,069
Stock-based compensation expense	581	771	1,525	7,210
Stock awards cancelled for employee tax withholdings	(70)	(730)	(196)	(799)
Balance, end of period	470,040	467,480	470,040	467,480

Accumulated other comprehensive loss
Balance, beginning of period	(6,704)	(5,353)	(3,778)	(6,070)
Foreign currency translation adjustment	(24)	(279)	(2,950)	438
Balance, end of period	(6,728)	(5,632)	(6,728)	(5,632)

Accumulated deficit
Balance, beginning of period	(593,142)	(516,500)	(561,356)	(415,280)
Net loss	(12,707)	(19,408)	(44,493)	(120,628)
Balance, end of period	(605,849)	(535,908)	(605,849)	(535,908)

Treasury stock, at cost
Balance, beginning of period	(3,185)	(2,754)	(3,185)	(2,754)
Purchase of treasury stock	—	(431)	—	(431)
Balance, end of period	(3,185)	(3,185)	(3,185)	(3,185)

Total stockholders’ deficit	$(145,714)	$(77,237)	$(145,714)	$(77,237)

See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$8,038	$7,066

Investing activities:
Purchases of property and equipment	(1,593)	(1,944)
Additions to intangible assets	(5,642)	(10,233)
Proceeds from sale of assets	250	—
Net cash used in investing activities	$(6,985)	$(12,177)

Financing activities:
Repayment of debt	(1,388)	(1,948)
Purchases of treasury stock	—	(431)
Principal payments under finance lease obligations	(24)	(208)
Payment of employee tax withholdings through cancelled shares of stock	(196)	(799)
Net cash used in financing activities	$(1,608)	$(3,386)
Effect of exchange rate changes on cash	450	(31)
Net decrease in cash and restricted cash	$(105)	$(8,528)
Cash and restricted cash, beginning of period	$19,701	$27,437
Cash and restricted cash, end of period	$19,596	$18,909

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$616	$485
Right-of-use asset derecognized in connection with early lease termination	$1,823	—
Purchases of property and equipment in accounts payable and accrued liabilities	$879	$—

Reconciliation of cash and restricted cash, end of period:
Cash	$19,288	$18,607
Restricted cash	308	302
Total cash and restricted cash, end of period:	$19,596	$18,909
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

Recently Issued Accounting Pronouncements - Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 removes references to software development stages for internal-use software, and an entity is required to start capitalizing software costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended.

The amendments in ASU 2025-06 are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments may be applied prospectively or using a modified retrospective approach.

The Company has not yet adopted ASU 2025-06 and is currently evaluating the impact of its adoption on its condensed consolidated financial statements and related disclosures.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 2 – REVENUE RECOGNITION

Disaggregated Revenue

The table below sets forth a summary of revenue by major service line and product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Services:
IoT Connectivity (1)	$54,424	$55,416	$160,830	$166,656
IoT Solutions	2,644	2,788	8,017	8,506
	$57,068	$58,204	$168,847	$175,162
Products:
Hardware (2)(3)	$11,624	$10,716	$43,237	$37,601

Total	$68,692	$68,920	$212,084	$212,763

(1) Includes connectivity-related revenue from IoT Connectivity and IoT Solutions.
(2) Includes hardware-related revenue from IoT Connectivity and IoT Solutions.
(3) Includes $0.5 million and $0.9 million of bill-and-hold arrangements for the three months ended September 30, 2025 and 2024, respectively, and $3.4 million and $3.7 million for the nine months ended September 30, 2025 and 2024, respectively.

The table below sets forth a summary of revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
United States	$57,749	$58,201	$180,031	$179,003
Other countries (1)	10,943	10,719	32,053	33,760
Total	$68,692	$68,920	$212,084	$212,763

(1) No single country in “other countries” exceeded 10% of the total revenue for the three and nine months ended September 30, 2025 and 2024.

Contract Assets

The following table sets forth the change in contract assets, or unbilled receivables, included in accounts receivable, net and other non-current assets on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Beginning balance	$3,513	$2,173
Revenue recognized during the period but not billed (1)	4,049	3,271
Amounts reclassified to accounts receivable	(2,396)	(1,931)
Ending balance	$5,166	$3,513

(1) Net of financing component of $0.6 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Contract Liabilities

The table below sets forth the change in contract liabilities, or deferred revenue:

(in thousands)	September 30, 2025	December 31, 2024
Beginning balance	$8,509	$9,044
Amounts billed but not recognized as revenue	8,765	8,492
Revenue recognized from balances held at the beginning of the period	(8,509)	(9,044)
Foreign exchange	31	17
Ending balance	$8,796	$8,509

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. Remaining performance obligations estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that have not materialized, and adjustments for currency. As of September 30, 2025, the Company had approximately $32.2 million of remaining performance obligations on contracts with an original duration of one year or more. The Company expects to recognize approximately 37% of these remaining performance obligations in 2025, with the remaining balance recognized thereafter.

The Company has variable consideration of approximately $1.8 million and $2.8 million that was constrained revenue and excluded from the transaction price for the period ended September 30, 2025 and 2024, respectively.

Costs to Obtain and Fulfill a Contract

The Company did not have material costs related to obtaining a contract, or fulfilling a contract that are not addressed by other accounting standards, with amortization periods greater than one year for the three and nine months ended September 30, 2025 and 2024.

NOTE 3 – ACCOUNTS RECEIVABLE

The following table sets forth the details of the Company’s accounts receivable, net balances included on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Accounts receivable	$46,497	$44,304
Less: allowance for credit losses	(318)	(324)
Accounts receivable, net	$46,179	$43,980

As of January 1, 2024, the Company’s accounts receivable balance was $52.4 million.

Bad debt expense was $0.1 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively. Write-offs were insignificant for each of the three months ended September 30, 2025 and 2024, and $0.5 million and insignificant for the nine months ended September 30, 2025 and 2024, respectively. Recoveries were insignificant for the three months ended September 30, 2025 and 2024, respectively, and $0.1 million and insignificant for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 4 – INVENTORIES

The Company’s inventories as of September 30, 2025 and December 31, 2024 consisted almost entirely of finished goods inventory, with an insignificant amount of work-in-process inventory.

As of September 30, 2025, the Company had an inventory reserve of $1.1 million. During the second quarter of 2025, the Company recorded inventory reserves of $1.4 million due to the identification of additional slow-moving and obsolete inventory substantially comprised of hardware devices and SIM cards. As of December 31, 2024, the Company had inventory reserve of $0.3 million for slow-moving and obsolete inventory substantially comprised of hardware devices.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 5 – CONDENSED CONSOLIDATED FINANCIAL STATEMENT DETAILS

Prepaid expenses and other current assets

The following table sets forth the details of prepaid expenses and other current assets included on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Prepaid expenses	$4,754	$5,504
Income taxes receivable	2,702	778
Deposits	711	1,582
Sales taxes receivable	587	874
Credit card receivables in-transit	408	1,184
Other	161	—
Total prepaid expenses and other current assets	$9,323	$9,922

Accrued liabilities

The following table sets forth the details of accrued liabilities included on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Accrued cost of revenue	$9,577	$8,122
Accrued payroll and related costs	7,961	7,131
Accrued carrier costs	7,771	4,399
Sales and other taxes payable	5,403	6,117
Interest payable	2,274	4,236
Income taxes payable	515	1,397
Other	589	447
Total accrued liabilities	$34,090	$31,849

Loss on sale of assets

The Company recognized a loss on sale of assets of $1.1 million for the nine months ended September 30, 2025 resulting from the sale of certain intangible assets consisting of internally developed software along with hardware inventory associated with that software.

Other (income) expense, net

The following table sets forth the details of “other (income) expense, net” included on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Tax credit received	$—	$—	$(3,378)	$—
Other (income) expense	(366)	798	(502)	1,407
Total other (income) expense, net	$(366)	$798	$(3,880)	$1,407

The Company had previously accounted for the receipt of cash in 2023 from a U.S. government program for certain tax credits related to the coronavirus pandemic as a liability, in “other liabilities,” as included on the condensed consolidated balance sheet as of December 31, 2024, as all conditions for recognition in income had not been met at that time. As all conditions for recognition were met in the second quarter of 2025, the Company removed the liability and recognized “other income” in the second quarter of 2025.

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

The following table sets forth the details of the derivative instrument not designated as a hedging instrument as presented on the condensed consolidated balance sheets and notional amounts and exercise price as of September 30, 2025 and December 31, 2024:

As of:	Number of Warrants (Notional Amount)	Warrant Liability (1)	Exercise Price Per Share
		($ in thousands, except for exercise price per share)
September 30, 2025	12,024,711	$5,700	$0.05
December 31, 2024	12,024,711	$7,624	$0.05

(1) The Warrant Liability amounts are presented as “warrant liabilities to affiliates” in the Company’s condensed consolidated balance sheets and these balances are substantially comprised of the Penny Warrants liability. The balance of the Private Placement Warrants is effectively nil, as the value of the Private Placement Warrants has been nil since January 1, 2024.

The gains and losses arising from this derivative instrument not designated as a hedging instrument in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 are set forth as follows:

	Net Realized Gain (Loss) on Derivative Instruments	Net Change in Unrealized Gain (Loss) on Derivative Instruments (1)
Three Months Ended September 30,	(in thousands)
2025	$—	$(72)
2024	$—	$(337)
Nine Months Ended September 30,
2025	$—	$1,924
2024	$—	$6,349

(1) The amounts set forth above as presented in the condensed consolidated statements of operations and comprehensive loss are substantially comprised of the unrealized gain/(loss) on the Penny Warrants reflected as “change in fair value of warrant liabilities to affiliates”. The unrealized gain or loss on the Private Placement Warrants is effectively nil, as the value of the Private Placement Warrants has been nil since January 1, 2024.

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

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2025, the Company’s valuation policies and processes had not changed from those described in the consolidated financial statements for the year ended December 31, 2024 included in the Annual Report on Form 10-K, Part II, Item 8, Note 11 — Fair Value Measurements.

Financial Instruments Measured at Fair Value

The Company is required to measure its warrant liabilities at fair value for the Penny Warrants and Private Placement Warrants, which are both included in “warrant liabilities to affiliates” on the condensed consolidated balance sheets.

Penny Warrants

The Penny Warrants, issued in 2023, are marked to fair value by reference to the fair value of the Company’s stock price on the last day of the reporting period, less the five cent exercise price, and are therefore considered as Level 2 in the fair value hierarchy. The fair value of the Company’s stock as of September 30, 2025 and December 31, 2024, less the exercise price, resulted in a Penny Warrants valuation of approximately $5.7 million and $7.6 million as of September 30, 2025 and December 31, 2024, respectively.

Private Placement Warrants

During the business combination which resulted in the Company becoming a publicly traded company, the Company sold warrants (the “Private Placement Warrants”) to affiliates of its private equity sponsor at the time, Cerberus Telecom Acquisition Corp. (“CTAC”). The Private Placement Warrants are marked to fair value by reference to the fair value of the Company’s public warrants, which are therefore considered as Level 2 in the fair value hierarchy. The public warrants are traded on the OTC Pink Limited Market under the ticker symbol KORGW. As of September 30, 2025 and December 31, 2024, the aggregate value of the Private Placement Warrants was zero, as the reference price of the public warrants was less than one cent per warrant.

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

Senior Secured Term Loan, Backstop Notes, and Mandatorily Redeemable Preferred Stock Due to Affiliate

The table below sets forth the amortized cost and fair value of the Company’s Senior Secured Term Loan as of September 30, 2025 and December 31, 2024. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

(in thousands)
Financial Instruments Disclosed at Fair Value Level 2	Measurement	September 30, 2025	December 31, 2024
Senior Secured Term Loan	Amortized cost	$178,570	$179,201
	Fair value	$170,747	$168,144

The table below sets forth the amortized cost and fair value of the Backstop Notes and the Mandatorily Redeemable Preferred Stock Due to Affiliate as of September 30, 2025 and December 31, 2024. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

(in thousands)
Financial Instrument Disclosed at Fair Value Level 3	Measurement	September 30, 2025	December 31, 2024
Backstop Notes	Amortized cost	$118,606	$118,310
	Fair value	$94,970	$87,507
Mandatorily Redeemable Series A-1 Preferred Stock Due to Affiliate	Amortized cost (1)	$143,627	$142,776
	Fair value (1)	$155,791	$128,356

(1) The amortized cost and fair value of the Mandatorily Redeemable Series A-1 Preferred Stock Due to Affiliate exclude $41.5 million and $23.8 million of accrued interest due to affiliate as of September 30, 2025 and December 31, 2024, respectively.

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

The table below sets forth information regarding the Company’s significant Level 3 inputs for modeling this fair value disclosure as of September 30, 2025 and December 31, 2024:

($ in thousands, except as otherwise noted)
Significant Inputs for Level 3 Fair Value Disclosure	Input	September 30, 2025	December 31, 2024
Backstop Notes	Principal amount	$120,000	$120,000
	Term to maturity date	3.00 years	3.75 years
	Stock price	$2.42	$3.22
	Credit spreads (basis points)	1,086	1,127
	Selected equity volatility	105.4%	100.8%

Mandatorily Redeemable Preferred Stock Due to Affiliate	Notional amount (1)	$194,394	$176,655
	Term of lattice model	8.13 years	8.88 years
	Stock price	$2.42	$3.22
	Credit spreads (basis points)	1,212	1,254
	Selected equity volatility	103.3%	109.4%

(1) The notional amount of the preferred stock for valuation purposes includes the unpaid accrued interest as well as the liquidation value of the instrument.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 8 – NET LOSS PER SHARE

The table below sets forth a reconciliation of the basic and diluted earnings per share (“EPS”) calculations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net loss	$(12,707)	$(19,408)	$(44,493)	$(120,628)

Denominator:
Weighted average shares outstanding - basic	19,899,188	19,458,102	19,639,187	19,200,229
Effect of dilutive equity awards (1)	—	—	—	—
Weighted average shares outstanding - diluted	19,899,188	19,458,102	19,639,187	19,200,229

Net loss per share:
Basic	$(0.64)	$(1.00)	$(2.27)	$(6.28)
Diluted	$(0.64)	$(1.00)	$(2.27)	$(6.28)

(1) Due to the Company’s net loss, all unvested equity awards, and the Private Placement Warrants are anti-dilutive. The dilutive convertible instruments of the Backstop Notes are out of the money.

In determining the weighted average shares outstanding for the three and nine months ended September 30, 2025 and 2024 for both basic and diluted earnings per share, the Company included the Penny Warrants issued to Searchlight in transactions dated November 15, 2023 and December 13, 2023, as the common shares of stock that would be issuable upon the exercise of such warrants are issuable for nominal consideration per share of common stock or cashless exercise at the option of Searchlight. The Penny Warrants were exercisable immediately upon issuance, although no warrants had been exercised as of September 30, 2025 and December 31, 2024.

Set forth in the table below is the number of securities not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock issuable due to grants of RSUs with service only (i.e., time-vesting) conditions	1,133,640	811,664	1,133,640	811,664
Common stock issuable on conversion of the Backstop Notes (1)	1,920,007	1,920,007	1,920,007	1,920,007
Common stock issuable on exercise of private placement warrants	54,556	54,556	54,556	54,556

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

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 9 – RELATED PARTY TRANSACTIONS

Transactions with affiliates of the Company

Searchlight

Searchlight had the ability to exercise its Penny Warrants at any time post-issuance, which, if exercised, would allow Searchlight to obtain in excess of 10% of the Company’s outstanding common stock as of September 30, 2025 and December 31, 2024, respectively. Searchlight is therefore considered an affiliate of the Company, and two members of the Company’s Board of Directors (“Board”) are employed by Searchlight. Searchlight owns the Series A-1 preferred stock and the Penny Warrants.

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

Dividends are recorded as “accrued interest due to affiliate” in the condensed consolidated balance sheet, and interest expenses are recorded as “interest expense incurred with affiliate, including amortization of deferred financing costs” in the condensed consolidated statement of operations and comprehensive loss.

Cerberus Telecom Acquisition Corp.

CTAC was the initial private equity sponsor of the Company, and two of the Company’s Board members are employed by CTAC. CTAC is therefore considered an affiliate of the Company. CTAC owned an excess of 5% of the Company’s outstanding common stock as of September 30, 2025 and December 31, 2024.

Affiliates of CTAC own the Private Placement Warrants.

ABRY Partners, LLC (“ABRY”)

ABRY owned in excess of 10% of the Company’s outstanding common stock as of September 30, 2025 and December 31, 2024. ABRY is therefore considered an affiliate of the Company, and two of the Company’s Board members are employed by ABRY.

HealthEZ, an ABRY portfolio company, was the Company’s health insurance third-party administrator during 2024. The administration costs incurred with HealthEZ were $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively. Aggregate expenses are recorded as a component of “selling, general, and administrative expenses incurred with affiliate” in the condensed consolidated statement of operations and comprehensive loss.

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

The Company believes that it is probable that a liability for sales and telecommunications tax may exist. The Company has estimated the possible range of loss in this matter as of September 30, 2025 is between $4.3 million and $24.9 million (or between $3.5 million and $21.7 million net of potential recoveries from customers and income tax benefit). The low end of the possible range of loss is the amount required to be recorded as a contingent loss by GAAP.

The range of loss in this matter as of September 30, 2025 described above includes interest and penalties assessed at both the low and high ends of the range, with penalties reduced in states where the Company intends to seek a “voluntary disclosure arrangement” as described further below. Although the Company’s contracts with customers generally state that the customer must later pay associated taxes if such taxes become an issue, there is always a risk of customer non-payment. Due to the complexities involved in its number of customers, use cases, and jurisdictions in which it does business, along with the treatment of potential indirect taxes varying in each jurisdiction, and collectability estimates, this estimate may ultimately be resolved at either a greater or lesser amount than the estimated range.

Additionally, mitigating factors may exist, such as good-faith reseller certificates, which the Company has previously obtained in instances where the use case indicates that the customer is a reseller, private letter rulings that the Company may request from certain states where the specific tax law is unclear but may be resolved in the Company’s favor, and voluntary disclosure arrangements whereby the Company may determine that it is probable that tax would be owed and enter into an agreement with a taxing jurisdiction to pay back taxes and avoid penalties that would otherwise likely apply. During the third quarter of 2025, the Company had filed voluntary disclosure agreements in ten jurisdictions. The Company has been accepted by four states into their programs at September 30, 2025.

The net contingent liability estimate of $4.3 million recorded as of September 30, 2025 was increased from the $4.1 million recorded as of December 31, 2024, due to additional facts and circumstances arising which resulted in a change to the estimate. These amounts are recorded as “sales and other taxes payable” in “accrued liabilities” within “current liabilities” of the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

Purchase Obligations

The Company has vendor commitments primarily relating to carrier and open purchase obligations that the Company incurs in the ordinary course of business. As of September 30, 2025, the purchase commitments were as follows:

($ in thousands)
2025	$10,476
2026	23,341
2027	24,560
2028	16,897
2029	1,414
Thereafter	—
Total	$76,688

On April 1, 2025, the Google Cloud Platform (“GCP”) commitment was amended, resulting in a reduction of the total GCP commitment amount from $22.0 million to $10.9 million, or approximately 50.5% of the total GCP commitment amount. In connection with the amendment, the Company incurred a fee of $1.2 million paid on May 7, 2025 and expensed in the second quarter of 2025.

Legal Contingencies

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
From time to time, the Company may be a party to litigation relating to claims arising in the normal course of business. As of September 30, 2025, the Company was not aware of any legal claims that could materially impact its financial condition.

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

The Company’s Chief Operating Decision Maker (“CODM”) is its President and Chief Executive Officer. The CODM uses Net Income (Loss), as reported on the Condensed Consolidated Statements of Operations and Comprehensive Loss, for the purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company derived approximately 84% of its revenues from the United States for each of the three months ended September 30, 2025 and 2024, and approximately 85% and 84% of its revenues from the United States for the nine months ended September 30, 2025 and 2024, respectively. No single customer of the Company generated 10% or more of the Company’s total net sales for the three and nine months ended September 30, 2025 and 2024, respectively. The measure of segment assets is reported on the Company’s Condensed Consolidated Balance Sheets as total consolidated assets. The segment’s accounting policies are the same as the accounting policies for the Company, as described in Part II, Item 8, Note 2 — Summary of Significant Accounting Policies of the Company’s Annual Report on Form 10-K.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the operating financial results of the Company’s singular operating segment that are regularly reviewed by the Company’s CODM for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Services revenue	$57,068	$58,204	$168,847	$175,162
Products revenue	11,624	10,716	43,237	37,601
Total revenue	$68,692	$68,920	$212,084	$212,763
Less: expenses
Cost of revenue, Services, excluding depreciation and amortization	$22,601	$22,951	$68,322	$69,816
Cost of revenue, Products, excluding depreciation and amortization	8,142	7,768	27,353	24,361
Salaries and benefits	17,991	21,721	56,769	69,695
Depreciation and amortization	13,700	14,214	41,187	42,243
Goodwill impairment	—	—	—	65,864
Interest expense	13,541	13,271	39,757	39,236
Professional services	2,930	1,869	7,684	7,325
Facilities and office	2,320	2,145	6,419	6,739
License, Memberships & Subscriptions	1,815	1,921	5,789	6,844
Channel partner commissions	1,524	1,181	7,793	3,858
Network services	1,170	617	4,685	1,446
Selling, general, and administrative expenses (1)	594	1,104	2,813	2,863
Foreign exchange	194	(1,003)	(4,812)	1,199
Change in fair value of warrant liabilities to affiliates	72	337	(1,924)	(6,349)
Loss on sale of assets	—	—	1,115	—
Interest income	(159)	(212)	(469)	(887)
Income tax benefit	(4,589)	(412)	(1,994)	(2,486)
Other (2)	(447)	856	(3,910)	1,624
Segment net loss	$(12,707)	$(19,408)	$(44,493)	$(120,628)

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(12,707)	$(19,408)	$(44,493)	$(120,628)

(1) Certain expense line items which the Company deemed immaterial, both individually and in the aggregate, primarily comprised of travel and expense, sales and use tax, and bad debt expense, previously presented separately in the Company’s segment disclosure footnote included in its Annual Report on Form 10-K have been combined into a single line item in the current period’s segment disclosure.
(2) Included in "Other" for the nine months ended September 30, 2025 is $3.4 million related to a tax credit recovery, as described in Note 5 — Condensed Consolidated Financial Statement Details.

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

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The Company has accrued and unpaid dividends due to Searchlight on the mandatorily redeemable preferred stock due to affiliate, which are accrued on a daily basis, compound quarterly and payable quarterly in arrears. through November 15, 2033. Due to the underlying nature of the preferred stock instrument as debt, these dividends are reflected on the condensed consolidated balance sheets as accrued interest due to affiliate. As of September 30, 2025, the Company owed approximately $41.5 million to Searchlight for this accrued interest. As of November 12, 2025, the total amount of the accrued interest due to affiliate was $44.5 million (see Note 9 — Related Party Transactions). The Company plans to continue the arrearage of preferred dividends in order to preserve cash.

Additionally, the Company has purchase commitments payable that were not recorded as liabilities on its condensed consolidated balance sheet as of September 30, 2025, of which $10.5 million is currently expected to be purchased through the remainder of 2025 (see Note 10 — Commitments and Contingencies).

As of September 30, 2025, the Company had approximately $19.3 million of cash on hand and $25.0 million available on the revolving credit facility.

NOTE 13 – INCOME TAXES

The Company’s effective income tax rate of approximately 26.5% and 2.1% for the three months ended September 30, 2025 and 2024, respectively, and 4.3% and 2.0% for the nine months ended September 30, 2025 and 2024, respectively, differed from the federal statutory rate primarily due to the geographical mix of earnings, the valuation allowance maintained against certain deferred tax assets, nondeductible stock-based compensation, and the impact of the One Big Beautiful Bill Act (the “OBBBA”).

The Company’s income tax benefit was $4.6 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively, and $2.0 million and $2.5 million for the nine months ended September 30, 2025 and 2024, respectively. The change in the income tax benefit for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily due to the geographical mix of earnings, the valuation allowance maintained against certain deferred tax assets, non-deductible stock-based compensation, and the impact of the OBBBA.

On July 4, 2025, the OBBBA was signed into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible Low-Taxes Income and Foreign-Derived Intangible Income rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with Accounting Standards Codification 740, Income Taxes (“ASC 740”), the effects of the new tax law were recognized in the period of enactment. The impact of these changes required the Company to re-evaluate its deferred taxes and as a result record a decrease in the valuation allowance of $3.6 million during the three months ended September 30, 2025. The Company will continue to monitor the full impact of these legislative changes as additional guidance becomes available.

NOTE 14 – SUBSEQUENT EVENTS

The Company has concluded that no subsequent events have occurred that require disclosure.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”) and unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 and 2024, together with related notes thereto. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “the Company” “KORE,” “us,” “our,” “ours,” or “we” refer to KORE Group Holdings, Inc. Certain terms are defined in our Annual Report on Form 10-K.

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
•general global and U.S. economic and business conditions, including conditions affecting the demand for our products, government shutdowns or funding changes, geopolitical conflicts and instability, recession, inflation, changes in trade policies, and financial market conditions;
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
•our ability to identify suitable acquisition candidates or to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, and our response to any acquisition proposal that may be received from any party;

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

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

The overall United States (“U.S.”) economy in the first nine months of 2025 appeared resilient although growth moderated amid persistent trade and geopolitical uncertainty. Inflation rose slightly during the third quarter of 2025 and remained above the Federal Reserve’s long-term target, and the labor market conditions showed signs of gradual cooling. The Federal Reserve maintained the federal funds rate at 4.25%-4.50% through July 2025, then reduced the rate by 25 basis points in both September and October 2025, resulting in a target range of 3.75%-4.00% as of October 2025. These policy adjustments indicated a gradual move towards a less restrictive policy stance, reflecting softer labor data and limited progress on inflation.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible Low-Taxes Income (“GILTI”) and Foreign-Derived Intangible Income (“FDII”) rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with Accounting Standards Codification 740, Income Taxes (“ASC 740”), the effects of the new tax law were recognized in the period of enactment. The Company has reflected the impact of the OBBBA at September 30, 2025 and recorded an income tax recovery of $3.6 million.

Recent developments in our business

We have continued to restructure our business to emphasize our core service offerings and are winding down certain non-core service offerings that are deemed to be unprofitable. We plan on exiting two of our facilities in the fourth quarter of 2025, and we continue to rationalize legal entities as part of our review of our global footprint.

Recent non-binding letter

On November 3, 2025, a Special Committee (the “Special Committee”) of the Company’s Board of Directors (“Board”) received a non-binding letter (the “Letter”) from Searchlight Capital Partners, L.P., on behalf of its affiliated investment funds (collectively, “Searchlight”), and Abry Partners, LLC, on behalf of its affiliated investment funds (collectively, “Abry”), to enter into discussions to acquire all of the outstanding shares of common stock of the Company not already owned by Searchlight or Abry for cash consideration of $5.00 per share (the “Proposed Transaction”). The Board previously formed the Special Committee to, among other things, review, evaluate and negotiate any potential strategic transaction and any alternative thereto, including any proposal from Searchlight and/or Abry. The Company gives no assurances that the Special Committee’s receipt and assessment of the Letter will result in any transaction.

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024:

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

The tables below set forth the details of revenue from services and products for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Services	$57,068	$58,204	$(1,136)	(2)%
Products	11,624	10,716	908	8%
Total revenue	$68,692	$68,920	$(228)	—%

	Nine Months Ended September 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Services	$168,847	$175,162	$(6,315)	(4)%
Products	43,237	37,601	5,636	15%
Total revenue	$212,084	$212,763	$(679)	—%

Services revenue decreased by approximately $1.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by less revenue as a result of the sale of certain intangible assets consisting of internally developed software completed during the second quarter of 2025.

Products revenue increased by approximately $0.9 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by additional volume from key customers and SIM shipments and activations.

Services revenue decreased by approximately $6.3 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by less revenue as a result of the sale of certain intangible assets consisting of internally developed software completed during the second quarter of 2025 as well as a decrease in revenue related to transitioning operations in Connectivity Enablement-as-a-Service (“CEaaS”).

Products revenue increased by approximately $5.6 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by additional volume from key customers and SIM shipments and activations.

The tables below set forth the details of revenue disaggregated as arising from IoT Connectivity and IoT Solutions for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
IoT Connectivity	$56,747	$56,721	$26	—%
IoT Solutions	11,945	12,199	(254)	(2)%
Total revenue	$68,692	$68,920	$(228)	—%

	Nine Months Ended September 30,		Year-over-Year Increase / (Decrease)
(in thousands)	2025	2024	$	%
IoT Connectivity	$166,745	$170,377	$(3,632)	(2)%
IoT Solutions	45,339	42,386	2,953	7%
Total revenue	$212,084	$212,763	$(679)	—%

IoT Connectivity revenue increased immaterially for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, or relatively flat.

IoT Solutions revenue decreased by approximately $0.3 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by less revenue as a result of the sale of certain intangible assets consisting of internally developed software completed during the second quarter of 2025, offset by additional hardware volume from key customers.

IoT Connectivity revenue decreased by approximately $3.6 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by a decrease in revenue related to transitioning operations in CEaaS, offset in part by additional SIM activation fees.

IoT Solutions revenue increased by approximately $3.0 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by additional volume from key customers, partially offset by less revenue as a result of the sale of certain intangible assets consisting of internally developed software completed during the second quarter of 2025.

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

The tables below set forth our cost of revenue, exclusive of depreciation and amortization, for the three and nine months ended September 30, 2025 and 2024, disaggregated by “cost of services” and “cost of products”:

	Three Months Ended September 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Cost of services	$22,601	$22,951	$(350)	(2)%
Cost of products	8,142	7,768	374	5%
Total cost of revenue	$30,743	$30,719	$24	—%

	Nine Months Ended September 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Cost of services	$68,322	$69,816	$(1,494)	(2)%
Cost of products	27,353	24,361	2,992	12%
Total cost of revenue	$95,675	$94,177	$1,498	2%

Cost of services decreased by approximately $0.4 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by reduced labor costs as we transition out of certain production facilities.

Cost of products increased by approximately $0.4 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by increased costs associated with the growth in hardware sales to key customers.

Cost of services decreased by approximately $1.5 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by reduced labor costs as we transition out of certain production facilities.

Cost of products increased by approximately $3.0 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by increased costs associated with the growth in hardware sales to key customers.

The tables below set forth our cost of revenue, exclusive of depreciation and amortization, for the three and nine months ended September 30, 2025 and 2024, disaggregated by “cost of IoT Connectivity” and “cost of IoT Solutions”:

	Three Months Ended September 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Cost of IoT Connectivity	$22,901	$22,153	$748	3%
Cost of IoT Solutions	7,842	8,566	(724)	(8)%
Total cost of revenue	$30,743	$30,719	$24	—%

	Nine Months Ended September 30,		Year-over-Year Increase / (Decrease)
(in thousands)	2025	2024	$	%
Cost of IoT Connectivity	$68,563	$66,638	$1,925	3%
Cost of IoT Solutions	27,112	27,539	(427)	(2)%
Total cost of revenue	$95,675	$94,177	$1,498	2%

The cost of IoT Connectivity increased by approximately $0.7 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by increased costs associated with the growth in connections and network cloud usage.

The cost of IoT Solutions decreased by approximately $0.7 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by reduced labor costs as we transition out of certain production facilities.

The cost of IoT Connectivity increased by approximately $1.9 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by increased costs associated with the growth in connections and network cloud usage.

The cost of IoT Solutions decreased by approximately $0.4 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by reduced labor costs as we transition out of certain production facilities.

Selling, general, and administrative expenses

The following tables set forth the Company’s selling, general, and administrative expenses incurred during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Selling, general, and administrative expenses	$28,457	$29,458	$(1,001)	(3)%

	Nine Months Ended September 30,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Selling, general, and administrative expenses	$87,110	$99,702	$(12,592)	(13)%

Selling, general, and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit, legal fees, and other general operating expenses.

SG&A decreased by approximately $1.0 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in SG&A expenses was primarily driven by decreases in salaries and other compensation-related expenses resulting from the restructuring events completed during 2025 and 2024, partially offset by an increase in partner commissions and cloud services.

SG&A decreased by approximately $12.6 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in SG&A expenses was primarily driven by decreases in salaries and other compensation-related expenses resulting from the restructuring events completed during 2025 and 2024, partially offset by an increase in partner commissions and cloud services, including fees incurred due to the amendment to the Google Cloud Platform commitment.

Selling, general, and administrative expenses incurred with affiliate

SG&A expenses incurred with affiliate were $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively, and they were related solely to fees paid to HealthEZ, an ABRY portfolio company. HealthEZ was the Company’s current third-party administrator (“TPA”) for its self-insured health insurance claims. ABRY beneficially owned in excess of 10% of the Company’s outstanding common stock as of September 30, 2025 and December 31, 2024. ABRY is therefore considered an affiliate of the Company, and two of the Company’s Board members are employed by ABRY.

The Company has contracted with a new, unaffiliated, TPA for 2025, which has resulted in a reduction of administration costs on a per-employee per month basis.

Income tax benefit

The following tables set forth the Company’s income tax benefit during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Year-over-Year (Increase) / Decrease
($ in thousands)	2025	2024	$	%
Income tax benefit	(4,589)	(412)	$(4,177)	1,014%
Effective tax rate	26.5%	2.1%	N/A	24%

	Nine Months Ended September 30,		Year-over-Year (Increase) / Decrease
($ in thousands)	2025	2024	$	%
Income tax benefit	(1,994)	(2,486)	$492	(20)%
Effective tax rate	4.3%	2.0%	N/A	2%

Income tax benefit reflects the impact of current and deferred income tax items, adjustments to valuation allowances, and the effect of changes in tax laws and regulations.

Income tax benefit increased by approximately $4.2 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The effective tax rate increased by approximately 24% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The change in the income tax benefit was primarily due to the geographical mix of earnings, the valuation allowance maintained against certain deferred tax assets, non-deductible stock-based compensation, and the impact of the OBBBA.

Income tax benefit decreased by approximately $0.5 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The effective tax rate increased by approximately 2% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The changes in income tax benefit and effective tax rate were primarily due to the geographical mix of earnings, the valuation allowance maintained against certain deferred tax assets, non-deductible stock-based compensation, and the impact of the OBBBA.

On July 4, 2025, the OBBBA was signed into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law were recognized in the period of enactment. The impact of these changes required the Company to re-evaluate its deferred taxes and record a decrease in the valuation allowance of $3.6 million during the three months ended September 30, 2025. The Company will continue to monitor the full impact of these legislative changes as additional guidance becomes available.

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

The following tables set forth a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(12,707)	$(19,408)	$(44,493)	$(120,628)
Income tax benefit	(4,589)	(412)	(1,994)	(2,486)
Interest expense, net	13,382	13,059	39,288	38,349
Depreciation and amortization	13,700	14,214	41,187	42,243
EBITDA	9,786	7,453	33,988	(42,522)
Goodwill impairment	—	—	—	65,864
Change in fair value of warrant liability	72	337	(1,924)	(6,349)
Integration-related restructuring costs	4,029	5,574	15,695	14,262
Stock-based compensation	581	532	1,525	7,202
Foreign currency (gain) loss	194	(1,003)	(4,812)	1,199
Loss on sale of assets	—	—	1,115	—
Other (1)	(132)	93	105	(494)
Adjusted EBITDA	$14,530	$12,986	$45,692	$39,162

(1) “Other” adjustments are comprised of adjustments for certain indirect or non-income based taxes.

Integration-related restructuring costs for the three months ended September 30, 2025 were primarily comprised of severances and salaries of employees in a restructuring program. Integration-related restructuring costs for the nine months ended September 30, 2025 were primarily comprised of severances, salaries of employees in a restructuring program, and the Google Cloud commitment termination fee. For the three and nine months ended September 30, 2024, these costs were primarily comprised of severance costs associated with the restructuring program completed in 2024, as well as retention bonuses, severances, license and subscription fees, and professional services related to integration of previously acquired businesses.

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

The following table sets forth a reconciliation of net cash provided by operating activities to free cash flow for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$8,038	$7,066
Purchases of property and equipment	(1,593)	(1,944)
Additions to intangible assets	(5,642)	(10,233)
Proceeds from sale of assets	250	—
Free cash flow	$1,053	$(5,111)

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

The table below sets forth gross profit and gross margin calculated in accordance with GAAP, based upon the categories of revenue and associated costs disaggregated by “cost of services” and “cost of products,” reconciled to Non-GAAP Profit and Non-GAAP Margin, disaggregated by “cost of services” and “cost of products,” as well as overall for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2025		2024		2025		2024
Services	$	%	$	%	$	%	$	%
Revenue	$57,068		$58,204		$168,847		$175,162
Cost of revenue, excluding depreciation and amortization	22,601		22,951		68,322		69,816
Depreciation and amortization in cost of revenue (1)	10,639		12,458		35,147		35,520
Gross Profit $ / Margin %	$23,828	41.8%	$22,795	39.2%	$65,378	38.7%	$69,826	39.9%

Exclude: Depreciation and amortization	10,639		12,458		35,147		35,520
Non-GAAP Profit $ / Non-GAAP Margin %	$34,467	60.4%	$35,253	60.6%	$100,525	59.5%	$105,346	60.1%

Products
Revenue	$11,624		$10,716		$43,237		$37,601
Cost of revenue, excluding depreciation and amortization	8,142		7,768		27,353		24,361
Depreciation and amortization in cost of revenue (1)	1,364		1,345		4,300		3,230
Gross Profit $ / Margin %	$2,118	18.2%	$1,603	15.0%	$11,584	26.8%	$10,010	26.6%

Exclude: Inventory adjustments	—		886		1,312		886
Exclude: Depreciation and amortization	1,364		1,345		4,300		3,230
Non-GAAP Profit $ / Non-GAAP Margin %	$3,482	30.0%	$3,834	35.8%	$17,196	39.8%	$14,126	37.6%

Overall Gross Profit $ / Margin %	$25,946	37.8%	$24,398	35.4%	$76,962	36.3%	$79,836	37.5%
Non-GAAP Profit $ / Non-GAAP Margin %	$37,949	55.2%	$39,087	56.7%	$117,721	55.5%	$119,472	56.2%

(1) Depreciation and amortization as included in cost of revenue for GAAP. Separately shown for recalculation purposes.

During the three months ended September 30, 2025, services gross margin increased 2.6% compared to the three months ended September 30, 2024, primarily driven by the decrease in depreciation and amortization in cost of revenue, offset by the decrease in services revenue. Services Non-GAAP margin decreased 0.2% compared to the three months ended September 30, 2024, or relatively flat.

During the three months ended September 30, 2025, products gross margin increased 3.2% compared to the three months ended September 30, 2024, primarily driven by the increase in products revenue. Products Non-GAAP margin decreased 5.8% compared to the three months ended September 30, 2024, primarily driven by the decrease in inventory adjustments, offset by the increase in products revenue.

During the nine months ended September 30, 2025, service gross margin decreased 1.2% compared to the nine months ended September 30, 2024, primarily driven by the decrease in services revenue. Services Non-GAAP margin decreased 0.6% compared to the nine months ended September 30, 2024, primarily driven by the decrease in services revenue.

During the nine months ended September 30, 2025, products gross margin increased 0.2% compared to the nine months ended September 30, 2024, or relatively flat. Products Non-GAAP margin increased 2.2% compared to the nine months ended September 30, 2024, primarily driven by the increase in inventory adjustments and depreciation and amortization in cost of revenue.

The table below sets forth gross profit and gross margin calculated in accordance with GAAP, based upon the categories of revenue and associated costs disaggregated by “IoT Connectivity” and “IoT Solutions,” reconciled to Non-GAAP profit and Non-GAAP margin, disaggregated by “IoT Connectivity” and “IoT Solutions” for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2025		2024		2025		2024
IoT Connectivity	$	%	$	%	$	%	$	%
Revenue	$56,747		$56,721		$166,745		$170,377
Cost of revenue, excluding depreciation and amortization	22,901		22,153		68,563		66,638
Depreciation and amortization in cost of revenue (1)	10,639		12,458		35,147		35,520
Gross Profit $ / Margin %	$23,207	40.9%	$22,110	39.0%	$63,035	37.8%	$68,219	40.0%

Exclude: Inventory adjustments	—		—		999		—
Exclude: Depreciation and amortization	10,639		12,458		35,147		35,520
Non-GAAP Profit $ / Non-GAAP Margin %	$33,846	59.6%	$34,568	60.9%	$99,181	59.5%	$103,739	60.9%

IoT Solutions
Revenue	$11,945		$12,199		$45,339		$42,386
Cost of revenue, excluding depreciation and amortization	7,842		8,566		27,112		27,539
Depreciation and amortization in cost of revenue (1)	1,364		1,345		4,300		3,230
Gross Profit $ / Margin %	$2,739	22.9%	$2,288	18.8%	$13,927	30.7%	$11,617	27.4%

Exclude: Inventory adjustments	—		886		313		886
Exclude: Depreciation and amortization	1,364		1,345		4,300		3,230
Non-GAAP Profit $ / Non-GAAP Margin %	$4,103	34.3%	$4,519	37.0%	$18,540	40.9%	$15,733	37.1%

Overall Gross Profit $ / Margin %	$25,946	37.8%	$24,398	35.4%	$76,962	36.3%	$79,836	37.5%
Non-GAAP Profit $ / Non-GAAP Margin %	$37,949	55.2%	$39,087	56.7%	$117,721	55.5%	$119,472	56.2%

(1) Depreciation and amortization as included in cost of revenue for GAAP. Separately shown for recalculation purposes.

During the three months ended September 30, 2025, IoT Connectivity gross margin increased 1.9% compared to the three months ended September 30, 2024, primarily driven by the decrease in depreciation and amortization in the cost of revenue. IoT Connectivity Non-GAAP margin decreased 1.3% compared to the three months ended September 30, 2024, primarily driven by the decrease in depreciation and amortization in the cost of revenue.

During the three months ended September 30, 2025, IoT Solutions gross margin increased 4.1% compared to the three months ended September 30, 2024, primarily driven by management’s focus on more profitable IoT Solutions arrangements. IoT Solutions Non-GAAP margin decreased 2.7% compared to the three months ended September 30, 2024, primarily driven by the decrease in inventory adjustments.

During the nine months ended September 30, 2025, IoT Connectivity gross margin decreased 2.2% compared to the nine months ended September 30, 2024, primarily due to the decrease in IoT Connectivity revenue and the increase in cost of revenue, excluding depreciation and amortization. IoT Connectivity Non-GAAP margin decreased 1.4% compared to the nine months ended September 30, 2024, primarily driven by the decrease in IoT Connectivity revenue, which included declines in higher margin usage IoT Connectivity revenue.

During the nine months ended September 30, 2025, IoT Solutions gross margin increased 3.3% compared to the nine months ended September 30, 2024, primarily driven by the increase in IoT Solutions revenue, partially offset by an increase in depreciation and amortization in the cost of revenue. IoT Solutions Non-GAAP margin increased 3.8% compared to the nine months ended September 30, 2024, primarily driven by the increase in revenue and management’s focus on more profitable IoT Solutions arrangements.

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

The table below sets forth our Total Number of Connections as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Total Number of Connections at Period End	20.5	million	19.7	million

The table below sets forth our Average Connections Count for the three and nine months ended September 30, 2025 and 2024:

	September 30, 2025		September 30, 2024
Average Connections Count for the three months ended	20.4	million	18.6	million
Average Connections Count for the nine months ended	20.1	million	18.4	million

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

The revenue included in the current period excludes revenue from (i) customers that are “non-go-forward” customers, meaning customers that have either communicated to KORE before the last day of the current period their intention not to provide future business to KORE or customers that KORE has determined are transitioning away from KORE based on a sustained multi-year time period of declines in revenue and (ii) new customers that started generating revenue after the end of the base period. For the purposes of calculating DBNER, if KORE acquires a company during the given period or the base period, then the revenue of a customer before the acquisition but during either the given period or the base period is included in the calculation. For example, to calculate our DBNER for the trailing 12 months ended September 30, 2025, we divide (i) revenue, for the trailing 12 months ended September 30, 2025, from go-forward customers that started generating revenue on or before September 30, 2024, by (ii) revenue, for the trailing 12 months ended September 30, 2024, from the same cohort of customers.

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

KORE’s DBNER was 98% for the twelve months ended September 30, 2025, as compared to 95% for the twelve months ended September 30, 2024.

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

As of September 30, 2025, our sales funnel included 1,047 opportunities with an eARR of approximately $80 million.

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

ARPU was $0.94 and $1.01 for the three months ended September 30, 2025 and 2024, respectively.

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

Summary and Description of Financing Arrangements

The table below sets forth a summary of the Company’s outstanding long-term debt as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Term Loan - WhiteHorse	$181,763	$183,150
Backstop Notes	120,000	120,000
Total	$301,763	$303,150
Less: current portion of long-term debt	(1,850)	(1,850)
Less: debt issuance costs, net of accumulated amortization of $0.5 million and $0.9 million, respectively	(1,928)	(2,349)
Less: original issue discount	(2,660)	(3,290)
Total long-term debt	$295,325	$295,661

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

As of September 30, 2025 and December 31, 2024, there were no amounts outstanding on the Revolving Credit Facility.

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

The Total Net Leverage Ratio is set at 6.25:1.00 for quarterly periods ended March 31, 2024 and June 30, 2024; 5.75:1.00 for the quarterly periods ended September 30, 2024 and December 31, 2024; 5.50:1.00 for the quarterly periods ended March 31, 2025, June 30, 2025 and September 30, 2025; and 5.25:1.00 for periods ending December 31, 2025 and thereafter. The First Lien Net Leverage Ratio is set at 3.50:1.00 for quarterly periods ended March 31, 2024 and June 30, 2024; 3.00:1.00 for the quarterly periods ended September 30, 2024 and December 31, 2024; 2.75:1.00 for the quarterly period ended March 31, 2025, June 30, 2025 and September 30, 2025; and 2.50:1.00 for periods ending December 31, 2025 and thereafter.

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

The following table sets forth the number of shares and the carrying amounts of Series A-1 preferred stock as of September 30, 2025 and December 31, 2024:

		Carrying amount
($ in thousands)	Shares	September 30, 2025	December 31, 2024
Preferred stock issued November 15, 2023	150,000	$150,000	$150,000
Preferred stock issued December 13, 2023	2,857	2,857	2,857
Preferred stock issuance costs	N/A	(4,884)	(5,335)
Allocation of proceeds to preferred stock	N/A	(4,346)	(4,746)
Preferred stock, end of period	152,857	$143,627	$142,776

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

The Company currently does not plan to issue any Inducement Awards in the future.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$8,038	$7,066
Net cash used in investing activities	$(6,985)	$(12,177)
Net cash used in financing activities	$(1,608)	$(3,386)

Cash flows from operating activities

Cash provided by operating activities for the nine months ended September 30, 2025 increased from 2024 primarily due to a lower net loss, and timing of receipts of accounts receivable and payments of accounts payable.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2025 decreased from 2024 primarily due to lower additions to intangible assets, partially offset by an increase in property and equipment.

Cash flows from financing activities

Cash used in financing activities for the nine months ended September 30, 2025 decreased from 2024 primarily due to lower scheduled principal payments on the Term Loan, reduced share repurchases and lower payment of employee tax withholding related to equity awards .

Cash Availability

We have the ability to defer the cash payment of dividends (which are accounted for under GAAP as interest due to the debt-like features of the underlying instrument) due on the Series A-1 preferred stock, and plan to continue the arrearage of preferred dividends in order to preserve cash for other purposes. As of September 30, 2025, we owed approximately $41.5 million in such dividend liability, which is due to an affiliate (Searchlight).

We had a total of $76.7 million of purchase commitments payable that were not recorded as liabilities on our condensed consolidated balance sheet as of September 30, 2025, of which $10.5 million is expected to be purchased through the remainder of 2025. Many of these purchase commitments are used to generate revenue; as our commitments to purchase carrier data is used to this purpose. However, one of our purchase commitments, the Google Cloud Platform (“GCP”) commitment, was not deemed advantageous. On April 1, 2025, the GCP commitment was amended, resulting in a reduction of the total GCP commitment amount from $22.0 million to $10.9 million, or approximately 50.5% of the total GCP commitment amount. In connection with the amendment, the Company incurred a fee of $1.2 million paid on May 7, 2025.

As of September 30, 2025, we had approximately $19.3 million of cash on hand and $25.0 million available on the revolving credit facility.

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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) of the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of September 30, 2025 due to the material weaknesses in the Company’s internal control over financial reporting as reported in its Annual Report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company continues the process of designing and implementing effective internal control measures to improve its internal control over financial reporting and remediate these material weaknesses.

Changes in internal control over financial reporting

During the quarter ended September 30, 2025 there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, there are currently no pending legal proceedings that are expected to be material to us.

ITEM 1A.    RISK FACTORS

For a discussion of potential risks and uncertainties applicable to us, see the information under Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes to these risk factors from those previously disclosed in the Annual Report on Form 10-K except as set forth below.

Our Board’s consideration of potential avenues to enhance shareholder value, including the Proposed Transaction, could adversely impact our business, financial condition and results of operations, as well as our stock price.

On November 3, 2025, the Special Committee received a non-binding Letter from Searchlight and Abry to enter into discussions to acquire all of the outstanding shares of common stock of the Company not already owned by Searchlight or Abry for cash consideration of $5.00 per share. The Board previously formed the Special Committee to, among other things, review, evaluate and negotiate any potential strategic transaction and any alternative thereto, including any proposal from Searchlight and/or Abry.

There is no guarantee that any definitive offer will be made, or any definitive agreement will be entered into, with respect to the Proposed Transaction, or that any Proposed Transaction will be approved or completed in a timely manner or at all. Completion of a Proposed Transaction could also be dependent upon a number of factors that may be beyond our control including, among other factors, market conditions, industry trends, a favorable vote by our stockholders, regulatory developments and litigation. Furthermore, if we reach an agreement with respect to a Proposed Transaction, we anticipate that the consummation of the transaction will be subject to a number of conditions, and such conditions may not be satisfied or waived.

We may incur significant expenses related to the evaluation or consummation of a Proposed Transaction, which may also divert management’s time and attention and may result in changes in our employee base.

Speculation regarding any developments and perceived uncertainties related to our future could impact our ability to retain, attract or strengthen our relationships with key personnel, current and potential customers, suppliers and partners, and could lead to fluctuations in our stock price.

Any of these factors could disrupt or adversely impact our business, financial condition and results of operations, as well as the market price of our common stock and could also heighten many of the other risks described in the Annual Report on Form 10-K.

Searchlight, as the holder of all of the outstanding shares of Series A-1 preferred stock, has rights that may make potential acquisitions by other parties more difficult or costly.

The Certificate of Designations of Preferences, Rights and Limitations of Series A-1 Preferred Stock (the “Certificate of Designation”) contains a covenant that, among other things, may limit our ability to enter into, or make it more costly to effect, a change of control transaction following November 15, 2025 with a party other than Searchlight. Following November 15, 2025, if (a) a redemption of any of the outstanding shares of Series A-1 preferred stock occurs in connection with a Change of Control (as defined in the Certificate of Designation) or (b) an Optional Redemption (as defined in the Certificate of Designation) occurs, then the Company shall pay to Searchlight cash in an amount equal to the Incremental Amount (as defined in the Certificate of Designation) for each share of Series A-1 preferred stock held by Searchlight on the applicable redemption date that is so redeemed.

Pursuant to the terms and conditions of the Certificate of Designation, the foregoing obligation to satisfy the minimum return shall not apply in a transaction in which Searchlight, directly or indirectly, is the acquiror of more than 35% of the aggregate voting power of the issued and outstanding capital stock of the Company.

The application of these provisions could have the effect of delaying or preventing a change of control, which could adversely affect the market price of our common stock, or make a change of control with a party other than Searchlight more costly.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock in each month of the third quarter of 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2025 - July 31, 2025	—	$—	—	$—
August 1, 2025 - August 31, 2025	5,016	$2.43	—	$—
September 1, 2025 - September 30, 2025	1,630	$2.42	—	$—

(1) During the third quarter of 2025, 6,646 shares of common stock were surrendered by employees vesting in RSUs in order to pay for applicable tax withholding. Under the KORE Group Holdings, Inc. 2021 Long-Term Stock Incentive Plan (“Incentive Plan”), participants may surrender shares as payment of applicable tax withholding on the vesting of equity awards. Shares so surrendered by participants in the Incentive Plan are repurchased pursuant to the terms of the Incentive Plan and / or applicable inducement award agreement and not pursuant to publicly announced share repurchase programs. The average price per share deemed paid for these shares is calculated using the closing stock price on the vesting date. The price per share deemed paid for these shares ranged between $2.42 and $2.43 per share. These shares of common stock have been cancelled.

Working Capital Restrictions and Limitations Upon the Payment of Dividends

The Company’s ability to pay cash dividends to its stockholders is restricted by the terms of its financing agreements.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Preferred Dividend Arrearage

The Company’s Series A-1 preferred stock, ranking in priority to the Company’s common stock, allows for payment of dividends in arrears. As of November 12, 2025, the total amount of unpaid Series A-1 preferred stock dividends in arrears was $44.5 million.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KORE Group Holdings, Inc.

Date: November 12, 2025	By:	/s/ Ronald Totton
Ronald Totton
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Anthony Bellomo
Anthony Bellomo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)