Form 10-K
period 2025-12-31
KORE Group Holdings, Inc.
filed 2026-03-31
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-K
_____________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of stock held by non-affiliates as of June 30, 2025 (the last business day of the registrant’s most recently completed second quarter) was approximately $13.8 million based upon $2.39 per share, the closing price of the registrant’s common stock on that date on the New York Stock Exchange. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose. As of March 23, 2026, there were 17,586,936 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

i

Unless otherwise indicated, the terms “KORE Group Holdings, Inc.,” “KORE,” “we,” “us,” “our,” “ours,” “our company,” and “the Company” refer to KORE Group Holdings, Inc. and its wholly-owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements express our opinions, expectations, beliefs, plans, objectives, assumptions, forecasts or projections regarding future events or future results, including the completion of the proposed Merger and timing for closing thereof; the execution and delivery of voting, support and rollover agreements; the receipt of regulatory approvals; the benefits expected from the proposed Merger; and KORE’s current expectations and projections relating to its future performance and business following closing, and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “can,” “will,” “could,” “would,” or “should” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward looking. These forward-looking statements include all matters that are not historical facts.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K, the risk factors and other cautionary statements in other documents we file with the SEC, and the factors set forth below:

•the risk that the proposed Merger will not close in the timeframe expected, or at all;
•the risk that the expected benefits and effects of the proposed Merger will not be achieved;
•the risk that the requisite number of KORE stockholders fail to approve the proposed Merger;
•the risk that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed Merger;
•the risk that KORE’s business will suffer due to uncertainty related to the proposed Merger;
•our ability to develop, introduce, and sell new products and services successfully;
•our ability to compete in the market in which we operate;
•our ability to meet the price and performance standards of the evolving 5G NR products and technologies;
•our ability to expand our customer reach/reduce customer concentration;
•our ability to grow the IoT and mobile portfolio outside of North America;
•our ability to make scheduled payments on or to refinance our indebtedness;
•our ability to comply with complex and evolving local, state, federal, and international laws, regulations, industry standards, fees, trade policies (including tariffs, duties and other trade measures), and taxes that may apply to our products or services;
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
•our reliance on sole source suppliers for some products, services, and devices used in our solutions;

•general global economic and business conditions, including conditions affecting the demand for our products, government shutdowns or funding changes, geopolitical conflicts and instability, recession, inflation, changes in trade policies, and financial market conditions;
•our ability to continue to meet the continued listing requirements of the NYSE and to maintain the listing of our securities thereon;
•the impact that new or adjusted trade policies (including tariffs, duties and other trade measures) may have on the costs of components or our products, and our ability to sell products internationally;
•our ability to be cost competitive while meeting time-to-market requirements and product performance needs for our customers;
•demand for our products and services, including due to seasonality or broader economic factors;
•our dependence on wireless telecommunication operators delivering acceptable wireless services;
•the outcome of any pending or future litigation, including intellectual property litigation, and infringement claims with respect to intellectual property contained in our solutions, and regulatory proceedings;
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
•the emergence of public health emergencies, epidemics, or pandemics, which could extend lead times in our supply chain and lengthen sales cycles with our customers; and
•the fact that Searchlight, as the holder of all of the outstanding shares of Series A-1 preferred stock, has rights that may make potential acquisitions by other parties more difficult or costly.

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
•“CaaS” means Connectivity-as-a-Service;
•“CODM” means the Chief Operating Decision Maker;
•“Equity Commitment Letter” means that the equity financing commitments from the Equity Commitment Letter Guarantors in an aggregate amount of $175,000,000 to fund the transactions contemplated by the Merger Agreement;
•“Equity Commitment Letter Guarantors” means Searchlight Capital IV, L.P., Searchlight Capital IV PV-A, L.P. and Searchlight Capital IV PV-B, L.P.;
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
•“Exchange Act” means the Securities Exchange Act of 1934, as amended;
•“FASB” means Financial Accounting Standards Board;
•“FDA” means U.S. Food and Drug Administration;
•“5G NR” means 5G New Radio;
•“GAAP” means Generally Accepted Accounting Principles in the United States;
•“GDPR” means General Data Protection Regulation;
•“HIPAA” means Health Insurance Portability and Accountability Act;
•“Incentive Plan” means the KORE 2021 Long-Term Stock Incentive Plan;
•“IoT” means Internet of Things;
•“KONA Parent” means KONA Parent, L.P., a Delaware limited partnership;
•“KONA Merger Sub” means KONA Merger Sub Co., a Delaware corporation and a wholly owned subsidiary of KONA Parent;
•“Merger” means the proposed merger contemplated by the Merger Agreement, pursuant to which, subject to the terms and conditions thereof, KONA Merger Sub will merge with and into KORE, with KORE continuing as the surviving corporation and a wholly owned subsidiary of KONA Parent;
•“Merger Agreement” means certain Agreement and Plan of Merger, dated as of February 26, 2026, by and among KORE, KONA Parent and KONA Merger Sub.;
•“MRCs” means Monthly Recurring Charges;
•“NYSE” means the New York Stock Exchange;
•“OEMs” means Original Equipment Manufacturers;
•“OmniSIM” means eSIM /eUICC solution branded by KORE as a unique solution that offers a combination of KORE and local profiles on a single eSIM;
•“PCI DSS” means Payment Card Industry Data Security Standard;
•“RSUs” means Restricted Stock Unit Awards;
•“SaaS” means Software-as-a-Service;

•“SEC” means the United States Securities and Exchange Commission;
•“Searchlight” means Searchlight Capital Partners, L.P. and its affiliates;
•“SIM” means Subscriber Identity Module;
•“SOFR” means the Secured Overnight Financing Rate, which is a reference rate of borrowing established by the cost of borrowing cash overnight collateralized by United States Treasury securities;

PART I

ITEM 1.    BUSINESS

Overview

We offer IoT connectivity to the Internet (“IoT Connectivity”) and other IoT solutions to our customers. We are one of the largest global independent IoT enablers, delivering critical services to customers that allow them to deploy, manage, and scale their IoT application and use cases, globally. We provide advanced connectivity services, location-based services, device solutions, and managed and professional services used in the development and support of IoT solutions and applications. Our IoT platform is delivered in partnership with the world’s largest mobile network operators and provides secure and reliable connectivity to mobile and fixed devices. This technology enables us to expand our global technology platform by transferring capabilities across new and existing vertical markets (as described below) and to deliver complementary products to channel partners and resellers worldwide.

We are a Delaware corporation, and our operations are primarily located in North America. We began operations in 2003. On October 1, 2021, our common stock began trading on the NYSE under the symbol “KORE.”

Merger Agreement

On February 26, 2026, the Company entered into the Merger Agreement with KONA Parent and KONA Merger Sub, pursuant to which, subject to the terms and conditions thereof, KONA Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of KONA Parent. In connection therewith, each share of Company common stock (other than (i) shares held by KONA Parent or KONA Merger Sub, including shares contributed to KONA Parent pursuant to certain rollover agreements that are being entered into in connection with the Merger, (ii) shares held by the Company as treasury stock and (iii) shares held by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted into the right to receive cash in the amount of $9.25 per share.

Closing of the transaction is conditioned upon, among other things, approval of the holders of a majority of the voting power represented by the outstanding shares that are entitled to vote thereon and approval by the holders of a majority of the votes cast by stockholders other than Searchlight and Abry, Board members who are affiliated with Searchlight and Abry and certain Company officers, receipt of regulatory approvals, including clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976, as amended, and by the Committee on Foreign Investment in the United States (CFIUS), and other customary closing conditions.

In addition, concurrently with the signing of the Merger Agreement, the Company entered into (i) a Voting and Support Agreement with Cerberus Telecom Acquisition Holdings, LLC (“Cerberus”), pursuant to which, among other things, Cerberus agreed to vote (or cause to be voted) all of the shares of Company common stock held by it in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement, (ii) a Voting, Support and Rollover Agreement with Searchlight, pursuant to which, among other things, Searchlight agreed to vote (or cause to be voted) all of the shares of Company common stock and Series A-1 preferred stock of the Company held by Searchlight in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement; and (iii) Voting and Support Agreements with Abry and Voting, Support and Rollover Agreements with Abry, pursuant to which, among other things, Abry agreed to vote (or cause to be voted) all of the shares of Company common stock held by Abry in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement.

On March 17, 2026, the Company and KONA Parent entered into (i) a Rollover, Voting and Support Agreement (the “Dotmar Rollover Agreement”) with Dotmar Investments Limited (“Dotmar”), which, directly or indirectly, beneficially owns 847,293 shares of Company common stock, pursuant to which, among other things, Dotmar has agreed to vote (or cause to be voted) all of the foregoing shares of Company common stock in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement and to contribute all of such shares to KONA Parent immediately prior to the Effective Time (as defined in the Merger Agreement); (ii) a Rollover, Voting and Support Agreement (the “Burston Rollover Agreement”) with Richard Burston, which, directly or indirectly, beneficially owns 169,948 shares of Company Common Stock, pursuant to which, among other things, Richard Burston has agreed to vote (or cause to be voted) all of the foregoing shares of Company common stock in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement and to contribute all of such shares to KONA Parent immediately prior to the Effective Time; and (iii) a Rollover, Voting and Support Agreement (the “Terrdian Rollover Agreement”) with Terrdian Holdings Inc., which, directly or indirectly, beneficially owns 1,163,205 shares of Company common stock, pursuant to which, among other things, Terrdian Holdings Inc. has agreed to vote (or cause to be voted) all of the foregoing shares of Company common stock in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement and to contribute all of such shares to KONA Parent immediately prior to the Effective Time.

The closing of the transaction is not subject to a financing condition. KORE expects the transaction to close during the second or third quarter of 2026.

Products and Services

We help clients deploy, manage, and scale their mission-critical IoT Solutions, offering a “one-stop shop” for enterprise customers seeking to obtain multiple IoT services and solutions from a single provider.

We provide IoT Connectivity and IoT Solutions to enterprise customers across several key end markets, comprised of (i) Connected Health, (ii) Fleet Management, (iii) Asset Monitoring, (iv) Retail Communications Services and (v) Industrial IoT. We have built a platform to serve our clients in three areas: CaaS, IoT Managed Services/Solutions and Analytics.

Our IoT Connectivity line of business represented 78% and 79% of our revenues in 2025 and 2024, respectively, and consists primarily of IoT Connectivity services through our IoT platform ‘KORE One’®. Our customer contracts generally consist of annual or multi-year initial contracts, with automatic renewals and are priced on a per subscriber, per month basis, with either fixed or variable pricing.

Our IoT Solutions line of business represented 22% and 21% of our revenues in 2025 and 2024, respectively, and consists primarily of the sale of third-party devices, for an upfront fee per device, and outsourced platform-enabled services (e.g. logistics, configuration and device management), on a per-device per month basis.

Customers

Our customers operate in a wide variety of sectors, including healthcare, fleet and vehicle management, asset management, communication services, and industrial/manufacturing. No single customer accounted for more than 10% of our total revenue for the years ended December 31, 2025 and 2024.

Key Partners

We partner with leading cellular providers to enable our IoT Connectivity business. Our IoT ecosystem partners include enterprise-level IoT software providers as application platform partners, commercial hardware manufacturers as hardware OEM partners, electronics solutions providers as semi-conductor and module OEM partners, cloud providers, and systems integration services partners. These partnerships allow us to provide IoT Solutions to our customers.

KORE’s Competition and Differentiators

We believe that we are one of a limited number of providers in the market capable of delivering end-to-end IoT enablement at scale, combining global connectivity with devices, lifecycle services, and managed IoT solutions. The individual markets in which we operate are dynamic, highly competitive, and continue to evolve rapidly as new technologies, products, and participants enter the ecosystem. Competitive pressures may increase as existing competitors expand their offerings and new entrants introduce alternative solutions.

IoT Connectivity

The IoT Connectivity market remains highly competitive and includes large global mobile network operators as well as specialized IoT Connectivity providers. Our principal competitors include telecom carriers such as T-Mobile, AT&T, Vodafone, Telefónica, and Verizon, as well as IoT-focused mobile virtual network operators and connectivity aggregators such as Aeris, Wireless Logic, Hologram, and other regional providers. We compete in the IoT Connectivity market based on:

•The breadth and depth of our global carrier integrations and roaming footprint, enabling multi-region and multi-network deployments;
•The KORE One® platform, which provides provisioning, monitoring, lifecycle management, analytics, and APIs to support enterprise-scale deployments;
•Advanced connectivity services, including managed connectivity offerings, service assurance, and enterprise support capabilities;
•Our eSIM technology stack, including support for multiple eSIM standards, and related proprietary intellectual property.

IoT Solutions

The IoT Solutions market is fragmented and highly competitive, consisting of value-added resellers, systems integrators, device distributors, and vertical- and use-case-specific solution providers that offer combinations of devices, software, and services. Competitors in this market vary by industry and geography and may include providers focused on fleet management, asset tracking, industrial IoT, and regulated industry deployments. We compete in the IoT Solutions market based on:

•Our ability to integrate devices, connectivity, and lifecycle services into a unified, scalable offering delivered through a single commercial relationship;
•Deep industry-specific knowledge and operational experience, particularly in regulated verticals such as Connected Health, supported by FDA Facilities Registration, ISO 9001/13485 certifications, and HIPAA compliance;
•Capabilities spanning device sourcing, certification, provisioning, logistics, deployment, and ongoing lifecycle and reverse-logistics services;

•The scale of our installed connectivity base, which provides opportunities to expand customer relationships through additional solutions, services, and managed offerings over time.

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

KORE eSIM (KORE OmniSIM®, SuperSim® and Carrier+®): Our eSIM can provide global and local connectivity on a single SIM, which can be remotely updated with a preferred carrier profile “over-the-air” or remotely. The key pieces of intellectual property in this portfolio include our eSIM profile, eSIM Validation Tool, and our APIs.

Cloud Native HyperCore (Cellular Network as a Service): Any cellular network is comprised of a Radio Access Network (“RAN”), fiberoptic backhaul, and a core network, the functions of which constitute the “brains” of the network (including switching, authentication, etc.). Cloud Native HyperCore provides us as well as some of our customers with a cellular core network (built on top of a cellular carrier’s RAN and backhaul from a cellular carrier). Our intellectual property consists of both a traditional and a cloud-native core network component.

ConnectivityPro®: IoT Connectivity Management Platform that provides an array of global IoT Connectivity services such as provisioning connectivity, provisioning users, rating and charging, distribution management, eSIM orchestration, diagnostics, and support.

Apart from the intellectual property listed above, we maintain 18 active patents, several trademarks, and ownership of domain and website names, all of which we consider our intellectual property.

Employees

As of December 31, 2025, we had 403 full-time employees.

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

The information contained on, or available through, the websites referenced in this Annual Report on Form 10-K is not, and shall not be deemed to be, incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

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

Summary Risk Factors

We are subject to a number of risks that, if realized, could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects and our ability to make distributions to our stockholders. Some of our more significant challenges and risks include, but are not limited to, the following, which are described in greater detail below:

•The proposed Merger is subject to the satisfaction of certain closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all;
•We may not complete the proposed Merger within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations;
•We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with customers and other third-party business partners;
•We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger;
•Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all;
•If the Merger is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company;
•If the Merger is not consummated on or before August 26, 2026, as such date may be automatically extended pursuant to the terms of the Merger Agreement, either the Company or KONA Parent may terminate the Merger Agreement;
•We face risks related to compliance with current and evolving laws and regulations, including, without limitation, compliance with the SEC rules and regulations and tax law compliance in various jurisdictions, and failure to comply with these various laws and regulations could result in incurrence of substantial costs or otherwise materially and adversely affect us;
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
•We have cured our previously disclosed deficiency with the NYSE continued listing standards; however we are subject to continuing compliance monitoring by the NYSE. If we do not maintain compliance with, and continue to meet, the NYSE continued listing standards, our common stock may be delisted;
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

Risks Related to the Proposed Merger

The proposed Merger is subject to the satisfaction of certain closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.

On February 26, 2026, the Company entered into the Merger Agreement with KONA Parent and KONA Merger Sub, pursuant to which, subject to the terms and conditions of the Merger Agreement, KONA Merger Sub would merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of KONA Parent. The Equity Commitment Letter Guarantors and certain affiliates of Searchlight Capital Partners, L.P. have committed to provide equity financing to KONA Parent to fund the transactions contemplated by the Merger Agreement. The Merger Agreement was approved unanimously by all the directors present at a special meeting of the Board, acting upon the unanimous recommendation of the Special Committee of the Board.

The consummation of the Merger is subject to conditions, including, among others: (i) the adoption of the Merger Agreement by (a) the holders of a majority of the outstanding shares of common stock entitled to vote thereon and (b) the holders of a majority of the votes cast by the Disinterested Stockholders (as defined in the Merger Agreement), which excludes Searchlight, Abry Partners, LLC and its affiliates (“Abry”), the other Rollover Stockholders (as defined in the Merger Agreement), certain officers of the Company and members of the Board affiliated with Searchlight, Abry or the other Rollover Stockholders; (ii) the expiration or termination of the applicable waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of any other required approvals under applicable antitrust laws; (iii) the receipt of certain required approvals from the Committee on Foreign Investment in the United States; (iv) the absence of any order, injunction or decree restraining, enjoining or otherwise prohibiting or making illegal the consummation of the Merger; (v) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications and “material adverse effect” qualifications, as of the date of the Merger Agreement and as of the closing, and the performance in all material respects of the covenants and agreements contained in the Merger Agreement by each of the parties; and (vi) since the date of the Merger Agreement, the absence of any Material Adverse Effect (as defined in the Merger Agreement). All required consents and approvals may not be obtained and the other closing conditions may not be satisfied (or waived, if applicable). Many of the conditions to completion of the Merger are not within our control. Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement. In addition, the Merger Agreement may be terminated under certain specified circumstances. As a result, the Merger may not be completed or, if completed, it may not be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

We may not complete the proposed Merger within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on the NYSE and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:

•we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;

•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
•we may be required to pay a cash termination fee to Parent, as required under the Merger Agreement under certain circumstances;
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•we may commit significant time and resources to defending against litigation related to the Merger.

If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results, liquidity and stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed. Additionally, other risk factors contained in this Annual Report on Form 10-K may be materially exacerbated by a failure to consummate the Merger.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with customers and other third-party business partners.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. As mentioned above, a substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers and potential customers. For example, customers, suppliers and other third parties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.

Lawsuits may be filed against us, our Board, the Special Committee or other parties to the Merger Agreement, challenging our acquisition by KONA Parent making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is the absence of any order, injunction or decree restraining, enjoining or otherwise prohibiting or making illegal the consummation of the Merger. As such, if any lawsuits are filed against us and those plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such an injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

If the Merger is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.

The Merger Agreement provides for the stockholders of record of our common stock to receive cash consideration of $9.25 per share of Company common stock, without interest, upon the closing of the transactions contemplated by the Merger Agreement. If the transaction is consummated, our stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company. In the absence of the transactions contemplated by the Merger Agreement, we could have various opportunities to enhance the Company’s value, including, but not limited to, entering into a transaction that values the shares of our common stock higher than the value provided for in the Merger Agreement. Therefore, if the Merger is completed, stockholders will forgo future appreciation, if any, in the value of the Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the transaction contemplated by the Merger Agreement.

If the Merger is not consummated on or before August 26, 2026, as such date may be automatically extended pursuant to the terms of the Merger Agreement, either the Company or KONA Parent may terminate the Merger Agreement.

Either the Company or KONA Parent may terminate the Merger Agreement if the Merger has not been consummated by August 26, 2026, as such date may be automatically extended pursuant to the terms of the Merger Agreement. This termination right, however, will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the proximate cause of the failure of the Merger to be consummated by such time. In the event the Merger Agreement is terminated by either party due to the failure of the Merger to close by August 26, 2026 (as may be extended), we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger.

Risks Related to Our Business and Industry

Our actual operating results may differ significantly from any guidance provided.

We may, at times, provide guidance on certain financial metrics. Any guidance, including forward-looking statements, is prepared by management and is qualified by, and subject to, a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies. Many of these uncertainties and contingencies are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges that are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges.

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

Our quarterly operating results, including the levels of our revenue, costs of revenue, net loss and cash flows, may fluctuate as a result of a variety of factors, including adverse macroeconomic conditions, the product mix that we sell, and other factors which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including:

•the portion of our revenue attributable to IoT Connectivity and IoT Solutions;
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
•changes in U.S. and international trade policies, including tariffs, duties and other measures, on products imported to the United States;
•competition, including entry into the industry by new competitors and new offerings by existing competitors;
•issues related to introductions of new or improved products such as supply chain disruptions or shortages of prior generation products or decreased demand for next-generation products;
•perceived or actual problems with the security, privacy, integrity, reliability, quality or compatibility of our solutions, including those related to security breaches in our systems, our subscribers’ systems, unscheduled downtime, or outages;
•the amount and timing of expenditures, including those related to expanding our operations, increasing research and development, introducing new solutions or paying litigation expenses;
•the ability to effectively manage growth within existing and new markets domestically and abroad;

•changes in the payment terms for our platforms and solutions;
•collectability of receivables due from customers;
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

New business strategies and acquisitions may be important elements of our strategy and use of capital. We may continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions, which could create unforeseen operating difficulties and expenditures. Some of these areas where we face risk include:

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

Since becoming a public company in 2021, we have been required, on an ongoing basis, to comply with various laws, regulations and requirements, including the requirements of the Exchange Act, related regulations of the SEC, and continued listing requirements of the NYSE, along with certain complex accounting requirements of GAAP, and reports required under these laws, regulations, and requirements, which must be communicated to the market on a timely basis. Our senior management team may have limited experience with these laws, regulations, and requirements, and a failure to timely identify any potential for noncompliance with the foregoing may result in a material adverse event, and have significant consequences to our stockholders.

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

The growth of the 5G market and its emerging standards, including the 5G NR standard, is accelerating and we believe that we are at the forefront of this emerging standard. However, this market may take longer to materialize than we expect, which could delay important commercial milestones. Even if the market does materialize at the rapid pace that we are expecting, we may have difficulties meeting the aggressive timing expectations of our current customers and getting our target products to market on time to meet the demands of our target customers. We may have difficulties meeting the market and technical specifications and timelines. It is also possible that offerings developed by others will render our offerings and initiatives noncompetitive or obsolete. Additionally, our target customers have no guarantee that the configurations of their respective target products will be successful or that they can reach the appropriate target client base to provide a positive return on the research and development investments we are making in the 5G market. We are pursuing 5G opportunities in the U.S. and abroad. 5G markets outside of the U.S. will develop at different rates and we will encounter these challenges to varying degrees in different countries. Failure to manage challenges related to 5G markets and opportunities could adversely affect our business, financial condition, and results of operations.

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

Our products and solutions, including our software products, are highly technical and complex and, when deployed, may contain errors, defects, or security vulnerabilities including but not limited to vulnerabilities resulting from the use of third-party hardware and software. We must develop our products quickly to keep pace with the rapidly changing market. Products and services as sophisticated as ours could contain undetected errors or defects, especially when first introduced or when new models or versions are released. Such occurrences could result in damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, warranty claims, and litigation.

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

A portion of our revenue comes from subscription solutions and other hosted services in which we store, retrieve, communicate, and manage data that is critical to our customers’ business systems. Disruption of our systems that support these services and solutions could cause disruptions in our customers’ systems and in the businesses that rely on these systems. Any such disruptions could harm our reputation, create liabilities for our customers, hurt demand for our services and solutions, and adversely impact our business, financial condition, and results of operations.

We may become involved in litigation that could materially adversely affect our business, financial condition, results of operations, and prospects.

We may become a party to litigation and disputes, including but not limited to litigation and disputes related to our intellectual property, business practices, regulatory compliance, products, or platform. While we have historically vigorously defended these lawsuits, and anticipate vigorously defending future lawsuits, litigation can be costly and time-consuming, divert the attention of management and key personnel from our business operations, and dissuade prospective customers from subscribing to our products. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, our customer agreements include provisions requiring us to indemnify our customers against liabilities if our products infringe a third party’s intellectual property rights, and we have negotiated other specific indemnities with certain customers, in each case, which could require us to make payments to such customers. During the course of any litigation or dispute, we may make announcements regarding the results of hearings and motions and other interim developments. If securities analysts and investors consider these announcements negative, our stock price may decline. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us, and we may be required to develop alternative non-infringing technology or practices or discontinue our practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Any of the above could materially adversely affect our business, financial condition, and results of operations.

Risks Related to Customers and Demand for Our Solutions

Our inability to adapt to rapid technological change in our markets could impair our ability to remain competitive and adversely affect the results of operations.

All of the markets in which we operate are characterized by rapid technological change, frequent introductions of new products, services and solutions, and evolving customer demands. In addition, we are affected by changes in the many industries related to the products or services we offer, including IoT Connectivity and IoT Solutions offered to our Connected Health, Fleet Management, Asset Monitoring, Retail Communications Services and Industrial IoT verticals. As the technologies used in each of these industries continue to evolve, we will face new integration and competition challenges. For example, eSIM and eUICC standards may evolve and we will have to evolve our technology to such standards. If we are unable to adapt to rapid technological change, it could adversely affect our business, financial condition, and results of operations and our ability to remain competitive.

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

We generally seek to license our platform and solutions pursuant to customer subscriptions. However, our customers have no obligation to maintain the subscription and can often reduce services without notice and terminate with 30 days’ notice. We also actively seek to sell additional solutions to our existing customers. If our efforts to satisfy our existing customers are not successful, we may not be able to retain them or sell additional functionality to them and, as a result, our revenue and ability to grow could be adversely affected. Customers may choose not to renew their subscriptions for many reasons, including the belief that our service is not required for their business needs or is otherwise not cost-effective, a desire to reduce discretionary spending or a belief that our competitors’ services provide better value. Additionally, our customers may not renew for reasons entirely out of our control, such as the dissolution of their business or an economic downturn in their industry. A significant increase in our churn rate would have an adverse effect on our business, financial condition, and operating results.

A part of our growth strategy is to sell additional new features and solutions to our existing customers. Our ability to sell new features to customers will depend in significant part on our ability to anticipate industry evolution, practices and standards and to continue to enhance existing solutions or introduce or acquire new solutions on a timely basis to keep pace with technological developments both within our industry and in related industries, and to remain compliant with any regulations mandated by federal agencies or state-mandated or foreign government regulations as they pertain to our customers. However, we may prove unsuccessful either in developing new features or in expanding the third-party software and products with which our solutions integrate. In addition, the success of any enhancement or new feature depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or feature. Any new solutions we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implement new technologies before we are able to implement them or better anticipate the innovation and integration opportunities in related industries, those competitors may be able to provide more effective or less expensive solutions than ours, which could result in an increase in our churn rate or a decrease in our anticipated growth.

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

The technology industries involving mobile data telecommunications, IoT devices, software, and services are characterized by the existence of a large number of patents, copyrights, trademarks, and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Much of this litigation involves patent holding companies or other adverse patent owners who have no relevant product revenue of their own, and against whom our own patent portfolio may provide little or no deterrence. One or more patent infringement lawsuits from non-practicing entities may be brought against us in the ordinary course of business.

We may not prevail in any current or future intellectual property infringement or other litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time consuming and distracting to management, result in costly litigation or settlement, cause development delays, or require us to enter into royalty or licensing agreements. In addition, we could be obligated to indemnify our customers against third parties’ claims of intellectual property infringement based on our products or solutions. If our products or solutions violate any third-party intellectual property rights, we could be required to withdraw them from the market, re-develop them or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our products or solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition, and operating results. Withdrawal of any of our products or solutions from the market could harm our business, financial condition, and operating results.

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

Although we may enter into employment agreements with members of our senior management team and other key personnel, these arrangements do not prevent any of our management or key personnel from leaving us. If one or more of our senior management team or other key personnel is unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert their attention from other aspects of the business. If we lose any of these individuals or are not able to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, including technical, engineering, sales, marketing, operations, and administrative personnel, we may not be able to maintain or expand our business.

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

Our current reliance on a limited group of suppliers involves risks, including a potential inability to obtain an adequate supply of required products or components to meet customers’ IoT Solutions delivery requirements, a risk that we may accumulate excess inventories if we inaccurately forecast demand for our products, reduced control over pricing and delivery schedules, discontinuation of or increased prices for certain components, and economic conditions that may adversely impact the viability of our suppliers and contract manufacturers. Any disruption in our supply chain could reduce our revenue and adversely impact our financial results. Such a disruption could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices or labor stoppages, the imposition of regulations, quotas or embargoes on components, a scarcity of, or significant increase in the price of, required electronic components for our products, trade restrictions, trade policies (including tariffs, duties or other trade measures), fluctuations in currency exchange rates, transportation failures affecting the supply chain and shipment of materials and finished goods, third-party interference in the integrity of the products sourced through the supply chain, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, military conflicts, geopolitical developments, war or terrorism, epidemics or pandemics, and disruptions in utility and other services. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble, and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers, harm our reputation and brand and adversely affect our business, financial condition, and results of operations.

Natural disasters, public health emergencies, including epidemics and pandemics, political crises, civil unrest, climate change, other catastrophic events or other events outside of our control could damage our facilities or the facilities of third parties on which we depend and could impact consumer spending.

If any of our facilities or the facilities of our third-party service providers including for example our telecommunications carrier partners, other suppliers of products that are components of our IoT Solutions, our data center providers, or our other partners are affected by natural disasters, such as earthquakes, tsunamis, wildfires, power shortages, floods, civil unrest, public health emergency (such as epidemics and pandemics ), political crises (such as terrorism, war, political instability or other conflict), climate change, other catastrophic events, or other events outside our control, including a cyberattack, our critical business or IT systems could be destroyed or disrupted and our ability to conduct normal business operations and our revenue, financial condition, and operating results could be adversely affected.

Natural disasters, public health emergencies, including epidemics and pandemics, political crises, civil unrest, climate change, other catastrophic events or other events outside of our control could impair the abilities of our employees to function effectively in their roles, given our mostly-remote workforce.

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

Our IoT Connectivity services are within the often-shifting regulatory landscape of the Internet in the United States.

The primary service KORE provides in the United States is mobile broadband Internet connectivity. Historically, the FCC has recognized that broadband internet access services are “information services” subject to limited regulation. In 2015, the FCC issued a “network neutrality” decision that declared mass-market mobile broadband Internet access to be a commercial mobile radio service subject to certain “telecommunications service” regulations under Title II of the Communications Act of 1934. These regulations have the potential to limit the ways that mobile broadband Internet service providers can structure business arrangements and manage networks, and may spur additional restrictions, such as de facto rate regulation, which could adversely affect network investment and innovation and raise our costs. In 2017, the FCC voted to return broadband internet access service to its prior classification as “information services.” In 2023, the FCC announced its intention to consider rules aimed at subjecting mass market mobile broadband internet service to regulation under Title II again. Our services are not directly implicated by these rulings because we do not provide “mass market” Internet access. However, by virtue of allowing all customers to access any point of the Internet, our IoT Connectivity services are closely analogous to the services mentioned in the FCC’s open internet orders, which creates the possibility that the FCC may begin regulating our services in the future. As the FCC’s treatment of the Internet evolves, so may our FCC obligations.

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

The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions, which are required to be computed on an arm’s-length basis pursuant to the intercompany arrangements, or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations; in addition, it is uncertain whether any such adverse effects could be mitigated by corresponding adjustments in other jurisdictions with respect to the items affected. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

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

In addition, changes in U.S. tax rules and regulations, or interpretations thereof, may give rise to potentially adverse tax consequences and adversely affect our financial condition. For example, on July 4, 2025 the One Big Beautiful Bill Act (the “OBBBA”), was signed into law. Key corporate tax provisions of the OBBBA include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements.

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

The trading price of our securities may fluctuate substantially and may be lower than the price at which you purchase such securities. This may be especially true for companies like ours with a small public float. The trading price of our securities may be volatile and subject to wide fluctuations due to a variety of factors, including those described in this Risk Factors section. Market and industry factors may also materially reduce the market price of our securities regardless of our operating performance.

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

We have cured our previously disclosed deficiency with the NYSE continued listing standards; however we are subject to continuing compliance monitoring by the NYSE. If we do not continue to meet the NYSE continued listing standards, our common stock may be delisted.

Our common stock is currently listed for trading on the NYSE, and the continued listing of our common stock on the NYSE is subject to our compliance with applicable listing standards. On March 12, 2026, we were notified by the NYSE that we had cured our previously disclosed deficiency with Section 802.01B of the NYSE Listed Company Manual. In accordance with the NYSE Listed Company Manual, we will be subject to a 12-month follow-up period within which we will be reviewed to ensure that we continue to meet the continued listed standards. If we are unable to maintain compliance with the NYSE criteria for continued listing, our common stock may be delisted. Delisting may have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline.

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
•a limited amount of analyst coverage, if any; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

Risks Related to Our Corporate Governance

Certain significant stockholders of ours have significant influence over us and our Board, and their actions might not be in your best interest as a stockholder.

Certain significant stockholders of ours together own approximately 35% of our outstanding common stock as of December 31, 2025. We entered into a Second Amended and Restated Investor Rights Agreement dated October 30, 2024 (the “Amended Investor Rights Agreement”) with these stockholders and an investor (Searchlight) who controls our Series A-1 Preferred Stock, $0.0001 par value per share (the “Series A-1 Preferred Stock”), and as of December 31, 2025 beneficially owned 14% of our outstanding common stock underlying 12,024,711 warrants exercisable for nominal consideration or on a cashless basis. The Amended Investor Rights Agreement provides these parties with, among other things, Board nomination rights. As a result of this arrangement, these stockholders have significant influence over us.

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

As a public company with listed common stock, we are required to comply with various laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and requirements of the NYSE. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. While Section 404 of the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control structure and procedures for financial reporting on an annual basis, for as long as we are a non-accelerated filer, the registered public accounting firm that issues an audit report on our financial statements will not be required to attest to or report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls could detect problems that our management's assessment might not. We cannot be certain if the scaled-down SEC reporting options available to Smaller Reporting Companies will make our common stock less attractive to investors, possibly making the market price of our common stock decline and the trading volume more volatile.

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

Our cybersecurity functions are led by our Chief Operating Officer (“COO”), who reports to our Chief Executive Officer. Our COO’s relevant experience in cybersecurity includes previous experience, such as having previously served as Chief Executive Officer of a company that provides geospatial intelligence software and as Chief Technology Officer at a global cloud-based enterprise software company. Our Vice President - IT Security & Compliance (“VPITSC”), under the direction of the COO, is responsible for overseeing our cybersecurity management program and the protection and defense of our networks and systems. The VPITSC’s relevant experience in cybersecurity includes over thirteen years of extensive experience at the Company in cybersecurity, in various progressive roles. The VPITSC manages a team of cybersecurity professionals with broad experience and expertise in today's critical areas, including cloud and application security, AI-driven threat intelligence, zero-trust architecture and advanced incident response. This is all underpinned by a strong focus on regulatory compliance, with extensive experience in data privacy frameworks like GDPR, industry-specific standards such as PCI DSS and HIPAA, and a commitment to continuous cybersecurity education and training.

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

Vendor Risk Management Program – We have implemented processes to oversee, identify and manage risks from cybersecurity threats associated with our use of third-party service providers. Our vendor risk management program establishes governance, processes and tools for managing various risks related to third-party service providers, including information security and supply chain-related risks. As a condition of working with us, suppliers who provide critical services or who have access to or process sensitive business or customer information are expected to meet certain information security requirements.

Incident Response – We have put in place a formal incident response plan to identify, address and mitigate potential security breaches in a timely and effective manner. Communication protocols have been established to notify relevant stakeholders, including regulators and customers, as required. Our incident response team conducts regular simulations and exercises to ensure readiness and effectiveness.

As of December 31, 2025, we have not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We are committed to investing in cybersecurity and to enhancing our internal controls and processes, which are designed to help protect our systems and information. For more information regarding the risks we face from cybersecurity threats, please see Part I, Item 1A, — “Risk Factors”.

ITEM 2.    PROPERTIES

Our corporate headquarters is located in Atlanta Georgia, where we lease office space under a flexible workspace arrangement. We also lease other properties throughout North America and in various locations outside North America. We do not own any of our facilities.

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

Holders of Record

As of March 23, 2026, there were approximately 17,586,936 shares of our common stock outstanding with 35 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in “street name” accounts by brokers and other nominees.

Dividends

We have not paid any cash dividends on our common stock to date and we have no current plans to pay cash dividends to holders of our common stock. Our ability to declare dividends is limited by the terms of financing or other agreements entered into by us from time to time.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock in each month of the fourth quarter of 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2025 - October 31, 2025	—	$—	—	$—
November 1, 2025 - November 30, 2025	—	$—	—	$—
December 1, 2025 - December 31, 2025	257	$4.50	—	$—

(1) On December 13, 2025, 257 shares of common stock were surrendered by employees vesting in RSUs, in order to pay for applicable tax withholding. Under the Incentive Plan, participants may surrender shares as payment of applicable tax withholding on the vesting of equity awards. Shares so surrendered by participants in the Incentive Plan are repurchased pursuant to the terms of the Incentive Plan and / or applicable inducement award agreement and not pursuant to publicly announced share repurchase programs. The average price per share deemed paid for these shares is calculated using the closing stock price on the vesting date. The price per share deemed paid for these shares is $4.50 per share. These shares of common stock have been cancelled.

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

Overview

We offer IoT connectivity to the Internet (“IoT Connectivity”) and other IoT solutions (“IoT Solutions”) to our customers. We are one of the largest global independent IoT enablers, delivering critical services globally to customers to deploy, manage, and scale their IoT application and use cases. We provide advanced connectivity services, location-based services, device solutions, and managed and professional services used in the development and support of IoT solutions and applications. Our IoT platform is delivered in partnership with the world’s largest mobile network operators and provides secure, reliable, wireless Internet connectivity to mobile and fixed devices. This technology enables us to expand our global technology platform by leveraging capabilities across several key end markets, including (i) Connected Health, (ii) Fleet Management, (iii) Asset Monitoring, (iv) Retail Communications Services and (v) Industrial IoT, and to deliver complementary products to channel partners and resellers worldwide.

Trends and Recent Developments

Economic conditions

The market for IoT Connectivity and IoT Solutions is dynamic and highly competitive. Aggregate demand for IoT is expected to continue to grow, but is subject to global economic conditions, which remain uncertain. While a majority of our revenue is earned in the U.S., changes in global and regional trade policies, including trade restrictions and tariffs, could result in increased supply chain challenges, which could adversely affect our costs and results of operations. Refer to Risk Factors section for further discussion on these factors and other risks.

Tax legislation

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible Low-Taxes Income (“GILTI”) and Foreign-Derived Intangible Income (“FDII”) rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. The Company has reflected the impact of the OBBBA for the year ended December 31, 2025 and recorded an income tax recovery of $3.6 million.

Merger Agreement

On February 26, 2026, the Company entered into the Merger Agreement with KONA Parent and KONA Merger Sub, pursuant to which, subject to the terms and conditions thereof, KONA Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of KONA Parent. In connection therewith, each share of Company common stock (other than (i) shares held by KONA Parent or KONA Merger Sub, including shares contributed to KONA Parent pursuant to certain rollover agreements that are being entered into in connection with the Merger, (ii) shares held by the Company as treasury stock and (iii) shares held by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted into the right to receive cash in the amount of $9.25 per share.

Closing of the transaction is conditioned upon, among other things, approval of the holders of a majority of the voting power represented by the outstanding shares that are entitled to vote thereon and approval by the holders of a majority of the votes cast by stockholders other than Searchlight and Abry, Board members who are affiliated with Searchlight and Abry and certain Company officers, receipt of regulatory approvals, including clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976, as amended, and by the Committee on Foreign Investment in the United States (CFIUS), and other customary closing conditions.

In addition, concurrently with the signing of the Merger Agreement, the Company entered into (i) a Voting and Support Agreement with Cerberus Telecom Acquisition Holdings, LLC (“Cerberus”), pursuant to which, among other things, Cerberus agreed to vote (or cause to be voted) all of the foregoing shares of Company common stock held by it in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement, (ii) a Voting, Support and Rollover Agreement with Searchlight, pursuant to which, among other things, Searchlight agreed to vote (or cause to be voted) all of the shares of Company common stock and Series A-1 preferred stock of the Company held by Searchlight in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement; and (iii) Voting and Support Agreements with Abry and Voting, Support and

Rollover Agreements with Abry, pursuant to which, among other things, Abry agreed to vote (or cause to be voted) all of the shares of Company common stock held by Abry in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement.

On March 17, 2026, the Company and KONA Parent entered into (i) a Rollover, Voting and Support Agreement (the “Dotmar Rollover Agreement”) with Dotmar Investments Limited (“Dotmar”), which, directly or indirectly, beneficially owns 847,293 shares of Company common stock, pursuant to which, among other things, Dotmar has agreed to vote (or cause to be voted) all of the foregoing shares of Company common stock in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement and to contribute all of such shares to KONA Parent immediately prior to the Effective Time (as defined in the Merger Agreement); (ii) a Rollover, Voting and Support Agreement (the “Burston Rollover Agreement”) with Richard Burston, which, directly or indirectly, beneficially owns 169,948 shares of Company Common Stock, pursuant to which, among other things, Richard Burston has agreed to vote (or cause to be voted) all of the foregoing shares of Company common stock in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement and to contribute all of such shares to KONA Parent immediately prior to the Effective Time; and (iii) a Rollover, Voting and Support Agreement (the “Terrdian Rollover Agreement”) with Terrdian Holdings Inc., which, directly or indirectly, beneficially owns 1,163,205 shares of Company common stock, pursuant to which, among other things, Terrdian Holdings Inc. has agreed to vote (or cause to be voted) all of the foregoing shares of Company common stock in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement and to contribute all of such shares to KONA Parent immediately prior to the Effective Time.

The closing of the transaction is not subject to a financing condition. KORE expects the transaction to close during the second or third quarter of 2026.

Results of Operations for the Years Ended December 31, 2025 and 2024:

Revenue

We derive revenue from IoT Connectivity services and IoT Solutions services (collectively, the “Services”) as well as products including IoT Connectivity (consisting of SIM cards) and IoT devices (within a comprehensive IoT solution) together referred to as “Products”.

Revenue arising from IoT Connectivity generally consists of a monthly subscription fee and additional data usage fees. IoT Connectivity also includes charges for each SIM sold to a customer.

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

The table below sets forth the details of revenue from services and products for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Services	$227,278	$234,247	$(6,969)	(3)%
Products	58,667	51,840	6,827	13%
Total Revenue	$285,945	$286,087	$(142)	—%

Services revenue decreased by approximately $7.0 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by less revenue as a result of the sale of certain intangible assets consisting of internally developed software completed during the second quarter of 2025 as well as a decrease in revenue related to transitioning operations in Connectivity Enablement-as-a-Service (“CEaaS”).

Products revenue increased by approximately $6.8 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by additional volume from key customers and SIM shipments and activations.

The table below sets forth the details of revenue disaggregated as arising from IoT Connectivity and IoT Solutions for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,		Year-over-Year Increase / (Decrease)
(in thousands)	2025	2024	$	%
IoT Connectivity	$223,993	$226,853	$(2,860)	(1)%
IoT Solutions	61,952	59,234	2,718	5%
Total Revenue	$285,945	$286,087	$(142)	—%

IoT Connectivity revenue decreased by approximately $2.9 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by a decrease in revenue related to transitioning operations in CEaaS, offset in part by additional SIM activation fees.

IoT Solutions revenue increased by approximately $2.7 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by additional volume from key customers, partially offset by less revenue as a result of the sale of certain intangible assets consisting of internally developed software completed during the second quarter of 2025.

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

The table below sets forth our cost of revenue, exclusive of depreciation and amortization, for the years ended December 31, 2025 and 2024, disaggregated by “cost of services” and “cost of products”:

	For the Year Ended December 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Cost of services	$90,262	$93,663	$(3,401)	(4)%
Cost of products	37,750	32,498	5,252	16%
Total cost of revenue	$128,012	$126,161	$1,851	1%

Cost of services decreased by approximately $3.4 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by reduced labor costs as we transition out of certain production facilities.

Cost of products increased by approximately $5.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by increased costs associated with the growth in connections and hardware sales to key customers.

The table below sets forth our cost of revenue, exclusive of depreciation and amortization, for the years ended December 31, 2025 and 2024, disaggregated by “cost of IoT Connectivity” and “cost of IoT Solutions”:

	For the Year Ended December 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Cost of IoT Connectivity	$91,282	$89,597	$1,685	2%
Cost of IoT Solutions	36,730	36,564	166	—%
Total cost of revenue	$128,012	$126,161	$1,851	1%

The cost of IoT Connectivity increased by approximately $1.7 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by increased costs associated with the growth in connections and network cloud usage.

The cost of IoT Solutions increased by approximately $0.2 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, or relatively flat.

Selling, general, and administrative expenses

The following table sets forth the Company’s selling, general, and administrative expenses incurred for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Selling, general, and administrative expenses	$115,531	$140,016	$(24,485)	(17)%

Selling, general, and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit, legal fees, and other general operating expenses.

SG&A expenses decreased by approximately $24.5 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in SG&A expenses was primarily driven by decreases in salaries and other compensation-related expenses resulting from the restructuring events completed during 2025 and 2024, as well as foreign currency unrealized gains, partially offset by an increase in cloud services.

Goodwill impairment

The following table sets forth the Company’s goodwill impairment for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2025	2024	$	%
Goodwill impairment	$—	$65,861	$(65,861)	(100)%

Goodwill impairment occurs when the carrying value of a reporting unit exceeds its estimated fair value.

Goodwill impairment was $65.9 million for the year ended December 31, 2024, compared to no impairment for the year ended December 31, 2025. The goodwill impairment recognized in 2024 was primarily driven by the significant and sustained decline in the Company’s share price during the second quarter of 2024, along with lower projected cash flows and revenue relative to prior expectations and changes in management.

Other (income) expense, net

The following table sets forth the Company’s other (income) expense, net for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,		Year-over-Year (Increase) / Decrease
($ in thousands)	2025	2024	$	%
Other (income) expense, net	$(4,182)	$1,864	$(6,046)	(324)%

Other (income) expense, net primarily relates to tax credits received, royalty income and transition services income related to asset sales, and other miscellaneous items.

Other (income) expense, net increased by approximately $6.0 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in other (income) expense, net was primarily driven by income recognized from a tax credit received, as well as royalty income and transition services provided in connection with the sale of certain assets.

Income tax benefit

The following table sets forth the Company’s income tax benefit for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,		Year-over-Year (Increase) / Decrease
($ in thousands)	2025	2024	$	%
Income tax benefit	$(1,579)	$(5,937)	$4,358	(73)%
Effective tax rate	2.4%	3.9%	N/A	2%

Income tax benefit reflects the impact of current and deferred income tax items, adjustments to valuation allowances, and the effect of changes in tax laws and regulations.

Income tax benefit decreased by approximately $4.4 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The effective tax rate decreased by approximately 2% for the year ended December 31, 2025, compared to the year ended December 31, 2024. The changes in income tax benefit and effective tax rate were primarily due to the geographical mix of earnings, the valuation allowance maintained against certain deferred tax assets, non-deductible stock-based compensation, and the impact of the OBBBA.

On July 4, 2025, the OBBBA was signed into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law were recognized in the period of enactment. The impact of these changes required the Company to re-evaluate its deferred taxes and record a decrease in the valuation allowance of $3.6 million in 2025.

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

Adjusted EBITDA is defined as EBITDA adjusted for certain unusual and other significant items and removes the volatility associated with non-cash items and operational income and expenses that are not expected to be ongoing. Such adjustments include goodwill impairment charges, changes in the fair value of certain of our warrants required by GAAP to be accounted for at fair value, integration-related restructuring costs, stock-based compensation, and foreign currency gains and losses.

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
(in thousands)	2025	2024
Net loss	$(62,976)	$(146,076)
Income tax benefit	(1,579)	(5,937)
Interest expense, net	52,728	51,396
Depreciation and amortization	54,891	56,218
EBITDA	43,064	(44,399)
Goodwill impairment loss	—	65,861
Change in fair value of warrant liability	2,405	(4,040)
Integration-related restructuring costs	19,806	19,159
Stock-based compensation	2,095	8,481
Foreign currency (gain) loss	(4,997)	5,207
Loss on sale of assets	1,115	—
Other (1)	(146)	2,869
Adjusted EBITDA	$63,342	$53,138

(1) “Other” adjustments are comprised of adjustments for certain indirect or non-income based taxes.

Integration-related restructuring costs for the year ended December 31, 2025 were primarily comprised of severance and salaries of employees, rent expenses due to termination of certain office leases, and the cloud provider commitment termination fee. For the year ended December 31, 2024, costs were primarily comprised of severance costs associated with the restructuring program substantially completed in 2024, as well as retention bonuses and professional services related to integration of previously acquired businesses.

Free Cash Flow

Free cash flow is defined as net cash provided by operating activities reduced by capital expenditures, net. We believe free cash flow is an important liquidity measure of the cash that is available for operational expenses, investments in our business, strategic acquisitions, and for certain other activities such as repaying debt obligations and stock repurchases.

The following table sets forth a reconciliation of net cash provided by operating activities to free cash flow for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$18,487	$9,123
Capital expenditures, net	(9,590)	(12,672)
Free cash flow	$8,897	$(3,549)

Non-GAAP Gross Profit and Non-GAAP Gross Margin

Gross profit and gross margin as calculated in accordance with GAAP include depreciation and amortization as part of a cost of revenue, which is shown separately for convenience in the below GAAP reconciliation.

Non-GAAP Margin is a non-GAAP financial measure defined as non-GAAP Gross Profit (“Non-GAAP Profit”) divided by revenue, expressed as a percentage. Non-GAAP Profit is a non-GAAP financial measure defined as gross profit excluding certain acquisition-related inventory adjustments that may not be indicative of ongoing operations, and depreciation and amortization.

The table below sets forth gross profit and gross margin calculated in accordance with GAAP, based upon the categories of revenue and associated costs disaggregated by “cost of services” and “cost of products,” reconciled to Non-GAAP Profit and Non-GAAP Margin, disaggregated by “cost of services” and “cost of products,” as well as overall:

	For the Year Ended December 31,
($ in thousands)	2025		2024
Services	$	%	$	%
Revenue	$227,278		$234,247
Cost of revenue, excluding depreciation and amortization	90,262		93,663
Depreciation and amortization in cost of revenue (1)	44,204		47,438
Gross Profit $ / Margin %	$92,812	40.8%	$93,146	39.8%

Exclude: Depreciation and amortization	44,204		47,438
Non-GAAP Profit $ / Non-GAAP Margin %	$137,016	60.3%	$140,584	60.0%

Products
Revenue	$58,667		$51,840
Cost of revenue, excluding depreciation and amortization	37,750		32,498
Depreciation and amortization in cost of revenue (1)	5,362		4,308
Gross Profit $ / Margin %	$15,555	26.5%	$15,034	29.0%

Exclude: Inventory adjustments	1,398		1,163
Exclude: Depreciation and amortization	5,362		4,308
Non-GAAP Profit $ / Non-GAAP Margin %	$22,315	38.0%	$20,505	39.6%

Overall Gross Profit $ / Margin %	$108,367	37.9%	$108,180	37.8%
Non-GAAP Profit $ / Non-GAAP Margin %	$159,331	55.7%	$161,089	56.3%

(1) Depreciation and amortization as included in cost of revenue for GAAP. Separately shown for recalculation purposes.

During the year ended December 31, 2025, services gross margin increased 1.0% compared to the year ended December 31, 2024, primarily driven by a decrease in depreciation and amortization in cost of revenue. Services Non-GAAP margin increased 0.3% compared to the year ended December 31, 2024, or relatively flat.

During the year ended December 31, 2025, products gross margin decreased 2.5% compared to the year ended December 31, 2024, primarily driven by an increase in cost of revenue and depreciation and amortization. Products Non-GAAP margin decreased 1.6% compared to the year ended December 31, 2024, primarily driven by the increase in cost of revenue and depreciation and amortization in cost of revenue.

The table below sets forth gross profit and gross margin calculated in accordance with GAAP, based upon the categories of revenue and associated costs disaggregated by “IoT Connectivity” and “IoT Solutions,” reconciled to Non-GAAP profit and Non-GAAP margin, disaggregated by “IoT Connectivity” and “IoT Solutions”:

	For the Year Ended December 31,
($ in thousands)	2025		2024
IoT Connectivity	$	%	$	%
Revenue	$223,993		$226,853
Cost of revenue, excluding depreciation and amortization	91,282		89,597
Depreciation and amortization in cost of revenue (1)	44,204		47,438
Gross Profit $ / Margin %	$88,507	39.5%	$89,818	39.6%

Exclude: Inventory adjustments	999		—
Exclude: Depreciation and amortization	44,204		47,438
Non-GAAP Profit $ / Non-GAAP Margin %	$133,710	59.7%	$137,256	60.5%

IoT Solutions
Revenue	$61,952		$59,234
Cost of revenue, excluding depreciation and amortization	36,730		36,564
Depreciation and amortization in cost of revenue (1)	5,362		4,308
Gross Profit $ / Margin %	$19,860	32.1%	$18,362	31.0%

Exclude: Inventory adjustments	399		1,163
Exclude: Depreciation and amortization	5,362		4,308
Non-GAAP Profit $ / Non-GAAP Margin %	$25,621	41.4%	$23,833	40.2%

Overall Gross Profit $ / Margin %	$108,367	37.9%	$108,180	37.8%
Non-GAAP Profit $ / Non-GAAP Margin %	$159,331	55.7%	$161,089	56.3%

(1) Depreciation and amortization as included in cost of revenue for GAAP. Separately shown for recalculation purposes.

During the year ended December 31, 2025, IoT Connectivity gross margin decreased 0.1% compared to the year ended December 31, 2024, or relatively flat. IoT Connectivity Non-GAAP margin decreased 0.8% compared to the year ended December 31, 2024, primarily driven by the decrease in IoT Connectivity revenue, which included declines in higher margin usage IoT Connectivity revenue.

During the year ended December 31, 2025, IoT Solutions gross margin increased 1.1% compared to the year ended December 31, 2024, primarily driven by the increase in IoT Solutions revenue, partially offset by an increase in depreciation and amortization in the cost of revenue. IoT Solutions Non-GAAP margin increased 1.2% compared to the year ended December 31, 2024, primarily driven by the increase in IoT Solutions revenue and management’s focus on more profitable IoT Solutions arrangements.

Key Operational Metrics

We review a number of operational metrics to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The operational metrics identified by management as key operational metrics are Total Number of Connections, Average Connections Count, Estimated Annual Recurring Revenue, Total Contract Value, and Average Revenue per User.

Total Number of Connections and Average Connections Count

Our “Total Number of Connections” constitutes the total of all our IoT Connectivity services connections, which includes the contributions of eSIMs but excludes certain connections where mobile carriers license our subscription management platform from us. The “Average Connections Count” is the simple average of the total number of connections during the relevant period presented.

These metrics are the principal measures used by management to assess the growth of the business on a periodic basis, on a SIM and/or device-based perspective. We believe that investors also use these metrics for similar purpose.

The table below sets forth our Total Number of Connections as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Total Number of Connections at Period End	20.9 million	19.7 million

The table below sets forth our Average Connections Count for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Average Connections Count for the Period	20.3 million	18.7 million

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

As of December 31, 2025, our sales funnel, which we define as opportunities our sales team is actively pursuing, included opportunities with an eARR of approximately $87 million.

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

As of December 31, 2024, our sales funnel included an estimated potential TCV of over $312 million.

Average Revenue per User (“ARPU”)

ARPU is calculated by dividing the total IoT Connectivity revenue during the period by the Average Connections Count during that same period. ARPU is used by management as a measure to assess the revenue generated per connection. We believe that ARPU is an important metric for both management and investors to help in understanding the financial performance and effectiveness of the Company’s monetization per connection. ARPU is calculated on a quarter basis.

ARPU was $0.93 and $0.97 for the three months ended December 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund our operating costs, and satisfy other general business needs. Our liquidity requirements have historically arisen from our working capital needs, obligations to make scheduled payments of interest and principal on our indebtedness, and capital expenditures to facilitate the growth and expansion of the business, which was historically accomplished via acquisitions. In 2025 and 2024, we deferred the payment of preferred dividends on our Series A-1 preferred stock, as allowed under the terms of the shares.

We are highly leveraged, with mandatory repayment dates and redemption dates for our Term Loan, Backstop Notes and Series A-1 Preferred Stock, $0.0001 par value per share (the “Series A-1 Preferred Stock”), between 2028 and 2033. The agreements also contain certain covenants that, if breached, would require earlier repayment. Additional details on our agreements are below. We may seek to raise additional capital through public or private offerings of equity, equity-related, or debt securities, depending upon market conditions. Borrowings or capital transactions may not be available under attractive terms, or at all. The use of any particular source of capital and funds will depend on market conditions and the availability, if any, of these sources.

As of December 31, 2025, we had approximately $26.7 million of cash on hand and $25.0 million of capacity on the Revolving Credit Facility.

We generally can meet our short-term liquidity needs solely through cash generated from operational activities. Our ability to meet our longer‑term liquidity needs beyond one year, within our current capital structure, is uncertain. We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and any potential changes in market conditions.

Summary and Description of Financing Arrangements

The table below sets forth a summary of the Company’s outstanding long-term debt as of December 31, 2025 and December 31, 2024:

	December 31,
(in thousands)	2025	2024
Term Loan - WhiteHorse	$181,300	$183,150
Backstop Notes	120,000	120,000
Total	$301,300	$303,150
Less: current portion of long-term debt	(1,850)	(1,850)
Less: debt issuance costs, net of accumulated amortization of $2.0 million and $1.4 million, respectively	(1,763)	(2,349)
Less: original issue discount	(2,450)	(3,290)
Total Long-term debt, net	$295,237	$295,661

Term Loan and Revolving Credit Facility — WhiteHorse Capital Management, LLC (“WhiteHorse”)

On November 9, 2023, the Company entered into a credit agreement with WhiteHorse that consisted of a senior secured term loan of $185.0 million (“Term Loan”) as well as a senior secured revolving credit facility of $25.0 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). Borrowings under the Term Loan and the Revolving Credit Facility bear interest at a rate at the Company’s option of either (1) Term SOFR for a specified interest period (at the Company’s option) of one to three months plus an applicable margin of up to 6.50% or (2) a base rate plus an applicable margin of up to 5.50%. The Term SOFR rate is subject to a “floor” of 1.0%. The applicable margins for Term SOFR rate and base rate borrowings are each subject to a reduction as set forth in the credit agreement if the Company maintains a first lien net leverage ratio of less than 2.25:1.00 and greater than or equal to 1.75:1.00 and less than 1.75:1.00, respectively. Interest is paid on the last business day of each quarter, except at maturity. The credit agreement became effective on November 15, 2023.

Principal payments of approximately $0.5 million are due on the last business day of each quarter. The maturity date of the Credit Facilities is November 15, 2028.

As of December 31, 2025 and 2024, there were no amounts outstanding on the Revolving Credit Facility.

The Credit Facilities are secured by substantially all of the Company’s subsidiaries’ assets. The Term Loan agreement restricts cash dividends and other distributions from the Company’s subsidiaries to the Company and also restricts the Company’s ability to pay cash dividends to its shareholders.

The Credit Facilities are subject to customary financial covenants, including the Total Net Leverage Ratio, defined as, with respect to any period end, the ratio of (a) Consolidated Total Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement); and First Lien Net Leverage Ratio, defined as, with respect to any period end, the ratio of (a) Consolidated First Lien Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement).

The Total Net Leverage Ratio is set at 6.25:1.00 for quarterly periods ended March 31, 2024 and June 30, 2024; 5.75:1.00 for the quarterly periods ended September 30, 2024 and December 31, 2024; 5.50:1.00 for the quarterly periods ended March 31, 2025, June 30, 2025, and September 30, 2025; and 5.25:1.00 for periods ended December 31, 2025 and thereafter. The First Lien Net Leverage Ratio is set at 3.50:1.00 for quarterly periods ended March 31, 2024 and June 30, 2024; 3.00:1.00 for the quarterly periods ended September 30, 2024 and December 31, 2024; 2.75:1.00 for the quarterly periods ended March 31, 2025, June 30, 2025, and September 30, 2025; and 2.50:1.00 for periods ended December 31, 2025 and thereafter.

As of December 31, 2025 and 2024, the Company was in compliance with the covenants.

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

The Backstop Notes were issued pursuant to an indenture which contains financial covenants related to the Company’s maximum total debt to Adjusted EBITDA ratio, which in general is less restrictive than the financial covenants under the term loan. In addition to customary events of default, the Backstop Notes become due and payable if the Company has an uncured event of default on the term loan.

As of December 31, 2025 and 2024, the Company was in compliance with the covenants.

Mandatorily Redeemable Preferred Stock

The Company has authorized 35,000,000 shares of preferred stock, and has issued to a single investor (Searchlight) who is currently the sole holder of 152,857 shares of Series A-1 Preferred Stock that are mandatorily redeemable for cash payable to the holder on November 15, 2033. The number of issued and outstanding shares are currently the same. The Series A-1 Preferred Stock has a liquidation preference of $1,000 per share. Due to the mandatorily redeemable feature of the Series A-1 Preferred Stock, the Series A-1 Preferred Stock is recorded as a liability on the consolidated balance sheets and the accrued dividends, as described below, are recorded as interest expense on the consolidated statement of operations.

The following table sets forth the number of shares and the carrying amounts of Series A-1 Preferred Stock as of December 31, 2025 and 2024:

		Carrying Amount
($ in thousands, except share data)	Shares	December 31, 2025	December 31, 2024
Preferred stock issued November 15, 2023	150,000	$150,000	$150,000
Preferred stock issued December 13, 2023	2,857	2,857	2,857
Preferred stock issuance costs	N/A	(4,733)	(5,335)
Allocation of proceeds to preferred stock	N/A	(4,212)	(4,746)
Preferred stock, end of year	152,857	$143,912	$142,776

The dividend rate is 13% per annum, and dividends on each share of Series A-1 Preferred Stock shall (i) accrue on the liquidation preference of such share and on any accrued dividends on such share, on a daily basis from and including the issuance date of such share, whether or not declared, whether or not the Company has earnings and whether or not the Company has assets legally available to make payment thereof, at a rate equal to the dividend rate, (ii) compounded quarterly and (iii) be payable quarterly in arrears, in accordance with the section, below, on each dividend payment date, commencing on December 31, 2023.

Dividends on the Series A-1 Preferred Stock shall be payable in cash only if, as and when declared by the Board, and, if not declared by the Board, the amount of dividends shall be accrued and is compounded quarterly. The amount of accrued and unpaid dividends as at December 31, 2025 and 2024 was$47.9 million and $23.8 million, respectively, and are excluded from the above table.

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

A summary of Inducement Awards granted by the Company as of the date of this Annual Report on Form 10-K is set forth below:

Date of grant	Name of Individual(s)	Number of RSUs granted (1)	Vesting Schedule (2)
February 17, 2022	Jared Deith	5,446	25% installments vesting on September 30, 2023 and 2024, and 50% vesting on September 30, 2025
February 17, 2022	Steve Daneshgar	5,446	25% installments vesting on September 30, 2023 and 2024, and 50% vesting on September 30, 2025
February 17, 2022	Michael DeSalvo	2,723	25% installments vesting on September 30, 2023 and 2024, and 50% vesting on September 30, 2025
June 1, 2023	Eleven employees of Twilio, Inc. (3)	142,404	Certain RSUs vest in installments of 25% each on the second and third anniversaries of the grant date, and 50% on the fourth anniversary of the grant date, and other RSUs vest in three equal installments annually commencing on the first anniversary of the grant date.
June 12, 2023	Jason Dietrich (4)	87,947	Certain RSUs vest in installments of 25% each on the second and third anniversaries of the grant date, and 50% on the fourth anniversary of the grant date, and other RSUs vest in three equal installments annually commencing on the first anniversary of the grant date.
April 29, 2024	Ronald Totton	50,000	RSUs vest fully on the first anniversary of the grant date
July 2, 2024	Bruce Gordon	100,000	Certain RSUs vest in installments of 25% each on the second and third anniversaries of the grant date, and 50% on the fourth anniversary of the grant date, and other RSUs vest in three equal installments annually commencing on the first anniversary of the grant date.

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

Cash Flows

	For the Year Ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$18,487	$9,123
Net cash used in investing activities	$(9,590)	$(12,672)
Net cash used in financing activities	$(2,068)	$(3,782)

Cash flows from operating activities

Cash provided by operating activities for the year ended December 31, 2025 increased from 2024 primarily due to a lower net loss, changes in non-cash adjustments, and timing of receipts of accounts receivable and payments of accounts payable.

Cash flows from investing activities

Cash used in investing activities for the year ended December 31, 2025 decreased from 2024 was primarily due to lower additions to intangible assets, partially offset by an increase in purchases of property and equipment.

Cash flows from financing activities

Cash used in financing activities for the year ended December 31, 2025 decreased from 2024 primarily due to scheduled principal payments on the Term Loan, reduced share repurchases and lower payment of employee tax withholding related to equity awards.

Purchase Commitments

We enter into purchase commitments primarily with carriers under multi-year commitments for the purchase of data, as well as certain multi-year commitments for technology-related contracts, including cloud computing costs. We had a total of $71.1 million of purchase commitments payable that were not recorded as liabilities on our consolidated balance sheet as of December 31, 2025.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. We expect quarter-to-quarter GAAP earnings volatility from our business activities. In addition, the amount or timing of our reported earnings may be impacted by changes in significant judgments, assumptions and estimates.

Management discusses the ongoing development and selection of the critical accounting policies and estimates as set forth below with the Audit Committee of our Board of Directors. For a discussion of the Company’s significant accounting policies, see Note 2 — Summary of Significant Accounting Policies, in the notes to consolidated financial statements in Part II, Item 8.

Goodwill

Goodwill is the largest asset on our consolidated balance sheets, and has arisen over time as we have acquired other companies. The calculation of goodwill is often an inherently subjective process, as the determination of an acquired company’s net assets involves estimation of various factors, such as useful lives, selection of discount rates, calculation of weighted-average cost of capital, determination of the company’s peer group for comparable purposes, and other factors that involve significant judgment. Although management often engages third party experts to perform such calculations, management is responsible for the ultimate conclusions reached in any valuation report.

Goodwill is tested for impairment on an annual basis (on October 1st of each year) and also when an indicator of impairment is deemed to have occurred. An impairment charge is a permanent reduction to the carrying value of an asset and cannot be reversed. In testing goodwill for impairment, the underlying assumptions and factors subject to sensitivity included the Company’s internal forecasts of its future results including projected revenue growth rates, cash flows, and its weighted average cost of capital, discount rates, and market factors such as earnings multiples from comparable publicly traded companies.

We completed our annual impairment test on October 1, 2025 and determined there was no goodwill impairment.

During the second quarter of 2024, we experienced declines in our stock price and market capitalization (among other qualitative indicators described in Note 8 — Goodwill and Other Intangible Assets to the consolidated financial statements) that, in management’s opinion, represented a possible indicator of impairment as the observed declines were both significant and sustained, and therefore management tested goodwill for impairment at that date. As a result of the test, in the second quarter of 2024, we recorded a goodwill impairment loss of $65.9 million.

There can be no assurance that goodwill will not be further impaired in the future.

Internal Use Software

The determination of the capitalization of internal use software is subject to estimates regarding the stage of the project, which affects the determination of capitalization versus expense. Generally, only costs incurred in the application development stage are eligible for capitalization, and it can be difficult to determine the precise point at which a preliminary project stage is complete, then moving into the development stage where costs are capitalized, and then the point at which the project moves into a post-implementation stage, where the software is ready for its intended use, and further costs are again expensed. Additionally, if a project is abandoned or not deemed feasible, costs are expensed, and again, the determination of when or if this occurs is subject to professional judgment. Finally, the proper capitalization of developer time relies upon timely and accurate reporting of such hours in our internal systems, precision in estimations of hourly labor rates, and relies upon individual software developers to input said hours of work on a timely and accurate basis in order to be appropriately recognized.

Capitalized internal use software, net of accumulated amortization, was $28.2 million and $32.7 million as of December 31, 2025 and 2024, respectively, and is included in intangible assets on our consolidated balance sheets.

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

Revenue is recognized in accordance with the revenue accounting model of ASC 606, which requires the Company to (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. The application of this guidance involves the use of estimates and assumptions.

Significant judgment is required in identifying performance obligations within customer contracts and determining whether promised goods or services are distinct. For contracts that include multiple performance obligations, management is required to allocate the transaction price to each performance obligation based on standalone selling prices (“SSP”). SSP are estimated if they are not directly observable.

Management estimates variable consideration included in certain contracts using either the mostly likely amount method or expected value method, subject to the constraint that revenue is only recognized only to the extent that it is probably that a significant reversal will not occur in the future. Judgment is also required in determining the appropriate timing of revenue recognition, based on the assessment of when control of the promised goods or services is transferred to the customer.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies to the accompanying consolidated financial statements, for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, this information is not required.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
KORE Group Holdings, Inc.
Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of KORE Group Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Transactions – Connectivity Revenue

As described in Note 2 to the consolidated financial statements, the Company recognizes connectivity revenue from monthly recurring charges and overage/usage charges for providing customers with wireless connectivity to mobile and fixed devices through various mobile network carriers. Contracts range from short-term in nature to annual or multi-year commitments, generally with automatic renewal provisions. Connectivity revenue is recognized over time as the Company satisfies the performance obligation, generally starting when an enrolled device is activated on the Company’s platform.

We identified revenue recognition attributable to connectivity revenue, including monthly recurring charges and overage/usage charges, as a critical audit matter. The principal consideration for our determination was that auditing the accuracy and existence of connectivity revenue transactions was especially challenging due to the extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

•Testing revenue transactions on a sample basis by evaluating the existence of a contract and the accuracy of the transaction price, as well as satisfaction of the performance obligation, by obtaining and inspecting supporting documentation and/or confirming certain transaction information with the customer.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2020.

Atlanta, Georgia
March 30, 2026

KORE Group Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$26,730	$19,408
Accounts receivable, net	47,003	43,980
Inventories, net	3,170	6,653
Prepaid expenses and other current assets	9,022	9,922
Total current assets	85,925	79,963
Noncurrent assets:
Restricted cash	268	293
Property and equipment, net	6,744	9,052
Intangible assets, net	83,005	125,057
Goodwill	228,844	228,844
Operating lease right-of-use assets	1,513	8,412
Other non-current assets	4,246	4,212
Total assets	$410,545	$455,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,353	$14,827
Accrued liabilities	38,095	31,849
Current portion of operating lease liabilities	585	1,431
Deferred revenue	9,091	8,509
Current portion of long-term debt, net	1,850	1,850
Warrant liabilities to affiliates	10,029	7,624
Total current liabilities	72,003	66,090
Noncurrent liabilities:
Operating lease liabilities	1,279	8,278
Long-term debt, net	295,237	295,661
Deferred income tax liabilities, net	887	4,131
Accrued interest due to affiliate	47,907	23,798
Mandatorily redeemable preferred stock due to affiliate, net	143,912	142,776
Other liabilities	13,100	14,699
Total liabilities	574,325	555,433
Commitments and Contingencies
Stockholders’ deficit:
Common stock, voting; par value $0.0001 per share; 315,000,000 shares authorized; 18,733,121 shares issued and 17,540,384 outstanding as of December 31, 2025, and 18,201,093 shares issued and 17,008,356 outstanding as of December 31, 2024	8	8
Additional paid in capital	470,612	468,711
Accumulated other comprehensive loss	(6,883)	(3,778)
Accumulated deficit	(624,332)	(561,356)
Treasury stock, at cost, 1,192,737 shares	(3,185)	(3,185)
Total stockholders’ deficit	(163,780)	(99,600)
Total liabilities and stockholders’ deficit	$410,545	$455,833

See accompanying notes to consolidated financial statements

KORE Group Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024
Revenue
Services	$227,278	$234,247
Products	58,667	51,840
Total revenue	285,945	286,087
Cost of revenue
Services	90,262	93,663
Products	37,750	32,498
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	128,012	126,161
Operating expenses
Selling, general, and administrative expenses	115,531	140,016
Selling, general, and administrative expenses incurred with affiliate	—	624
Depreciation and amortization	54,891	56,218
Goodwill impairment	—	65,861
Total operating expenses	170,422	262,719
Operating loss	(12,489)	(102,793)
Other expense (income)
Interest expense, including amortization of deferred financing costs	28,133	30,066
Interest expense incurred with affiliate, including amortization of deferred financing costs	25,244	22,450
Interest income	(649)	(1,120)
Change in fair value of warrant liabilities to affiliates	2,405	(4,040)
Loss on sale of assets	1,115	—
Other (income) expense, net	(4,182)	1,864
Loss before income taxes	(64,555)	(152,013)
Income tax benefit	(1,579)	(5,937)
Net loss	$(62,976)	$(146,076)

Loss per share:
Basic and diluted	$(3.19)	$(7.59)
Weighted average shares outstanding:
Basic and diluted	19,715,898	19,246,799

Comprehensive loss
Net loss	$(62,976)	$(146,076)
Other comprehensive loss:
Foreign currency translation adjustment	(3,105)	2,292
Comprehensive loss	$(66,081)	$(143,784)
See accompanying notes to consolidated financial statements

KORE Group Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except share data)

	For the Year Ended December 31,
	2025	2024
Par value of common stock
Balance, beginning of year	$8	$8
Balance, end of year	8	8

Additional paid-in capital
Balance, beginning of year	468,711	461,069
Stock-based compensation expense	2,095	8,481
Stock awards cancelled for employee tax withholdings	(194)	(839)
Balance, end of year	470,612	468,711

Accumulated other comprehensive loss
Balance, beginning of year	(3,778)	(6,070)
Foreign currency translation adjustment	(3,105)	2,292
Balance, end of year	(6,883)	(3,778)

Accumulated deficit
Balance, beginning of year	(561,356)	(415,280)
Net loss	(62,976)	(146,076)
Balance, end of year	(624,332)	(561,356)

Treasury stock, at cost
Balance, beginning of year	(3,185)	(2,754)
Purchase of treasury stock	—	(431)
Balance, end of year	(3,185)	(3,185)

Total stockholders’ deficit	$(163,780)	$(99,600)

See accompanying notes to consolidated financial statements

KORE Group Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended
	2025	2024
Operating activities:
Net loss	$(62,976)	$(146,076)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	54,891	56,218
Amortization of deferred financing costs	2,562	2,584
Goodwill impairment	—	65,861
Stock-based compensation expense	2,095	8,481
Deferred income taxes	(2,767)	(10,109)
Change in fair value of warrant liabilities to affiliates	2,405	(4,040)
Amortization of operating lease right-of-use assets	1,308	1,284
Loss on lease termination	322	—
Loss on sale of assets	1,115	—
Provision for credit losses	609	1,029
Provision for inventory write-downs	2,012	1,005
Unrealized (gain) loss on foreign currency translation	(5,323)	5,020
Changes in operating assets and liabilities:
Accounts receivable	(2,814)	6,723
Inventories	1,168	506
Prepaid expenses and other assets	1,156	4,029
Accounts payable and accrued liabilities	1,502	(832)
Accrued interest due to affiliate	24,109	21,268
Deferred revenue	432	(418)
Operating lease liabilities	(1,349)	(1,491)
Other assets and liabilities	(1,970)	(1,919)
Net cash provided by operating activities	$18,487	$9,123
Investing activities:
Purchases of property and equipment	(2,664)	(2,024)
Additions to intangible assets	(7,176)	(10,648)
Proceeds from sale of assets	250	—
Net cash used in investing activities	$(9,590)	$(12,672)

Financing activities:
Repayment of debt	(1,850)	(2,411)
Purchase of treasury stock	—	(431)
Principal payments under finance lease obligations	(24)	(101)
Payment of employee tax withholdings through cancelled shares of stock	(194)	(839)
Net cash used in financing activities	$(2,068)	$(3,782)
Effect of exchange rate changes on cash	$468	$(405)
Net increase (decrease) in cash and restricted cash	$7,297	$(7,736)
Cash and restricted cash, beginning of year	$19,701	$27,437
Cash and restricted cash, end of year	$26,998	$19,701

Supplemental cash flow information:
Cash paid for interest	$26,903	$28,885
Cash paid for income taxes (net of refunds)	$2,921	$2,104

Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$1,216	$485
Right-of-use asset derecognized in connection with early lease termination	$6,807	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$62	$783

Reconciliation of cash and restricted cash, end of year:
Cash	$26,730	$19,408
Restricted cash	268	293
Total cash and restricted cash, end of year	$26,998	$19,701

See accompanying notes to consolidated financial statements

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 1 - NATURE OF OPERATIONS

Organization and Basis of Presentation

KORE Group Holdings, Inc. (together with its subsidiaries, “KORE,” or the “Company”) provides advanced connectivity services, location-based services, device solutions, managed and professional services used in the development and support of the “Internet of Things” (“IoT”) technology for the business market. The Company’s IoT platform is delivered in partnership with many of the world’s largest mobile network operators and provides secure, reliable, wireless connectivity to mobile and fixed devices. This technology enables the Company to expand its global technology platform by transferring capabilities across new and existing vertical markets and delivers complementary products to channel partners and resellers worldwide.

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

The Company ceased to qualify as an Emerging Growth Company on December 31, 2025. Accordingly, the Company is no longer eligible to utilize the extended transition period for adopting new or revised financial accounting standards.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements requires the Company to make a number of significant estimates. These include estimates of revenue recognition, assessments of indicators of impairment regarding various assets including goodwill, calculation of capitalized software costs, accounting for uncertainties in income tax positions, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported periods. Changes in these estimates may occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from the Company’s estimates and the differences could be material.

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

Inventories

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
The Company generally records its inventory, of which substantially all inventory consists of finished goods such as subscriber identity module (“SIM”) cards, other hardware and packaging materials, using the first-in, first-out (“FIFO”) method. Assembly items are recorded using the average cost method. All inventories are stated at the lower of cost or net realizable value.

Deferred Financing Costs

Deferred financing costs consist principally of debt issuance costs which are amortized using the straight-line method (as the straight-line method is not materially different from the effective interest method) over the terms of the related debt agreements and are presented in the consolidated balance sheets as direct deductions from the balance of long-term debt or debt-like instruments such as the Company’s mandatorily redeemable preferred stock. Issuance costs for undrawn credit facilities are recorded in other long-term assets in the consolidated balance sheets and are amortized over the term of the agreement using the straight-line method.

Property and Equipment

Property and equipment consists of computer hardware, computer software, furniture and fixtures, networking equipment, and leasehold improvements. For the years ended December 31, 2025 and 2024, property and equipment was depreciated over its estimated useful lives using the straight-line method. The estimated useful lives range from three to seven years for computer hardware, five to seven years for computer software and furniture and fixtures, three to five years for networking equipment, and the shorter of the remaining lease term or the estimated useful life of the asset for leasehold improvements.

Leases

The Company leases real estate, computer hardware, and vehicles for use in its operations under operating leases. The Company assesses whether an arrangement is a lease or contains a lease at inception. For arrangements considered leases or that contain a lease that is accounted for separately, the Company determines the classification and initial measurement of the right-of-use asset and lease liability at the lease commencement date, which is the date that the underlying asset becomes available for use.

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

Operating lease cost for operating leases is recognized on a straight-line basis over the term of the lease and is included in selling, general, and administrative expense for office and administrative facilities, or cost of revenue for hardware and logistics facilities in the Company’s consolidated statements of operations and comprehensive loss, based on the nature and use of the underlying lease assets. Operating leases with a term of 12 months or less are not recorded on the balance sheet; and the Company recognizes rent expense for these leases on a straight-line basis over the lease term.

Internal Use Software

Certain costs of platform and software applications developed for internal use are capitalized as intangible assets. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed (i.e. application development stage) and (ii) it is probable that the software will be completed and used for its intended function. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality. Costs incurred for maintenance, minor upgrades and enhancements are recorded under selling, general, and administrative expenses in the consolidated statement of operations and comprehensive loss as incurred. Costs related to preliminary project activities and post-implementation operating activities are also recorded under selling, general, and administrative expenses in the consolidated statement of operations and comprehensive loss as incurred. The Company amortizes the capitalized costs on a straight-line basis over the estimated useful life of the assets.

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

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
The Company capitalizes costs associated with internal use software directly related to the design, deployment and enhancements of its internal operating support systems, including employee-related costs.

The Company amortizes finite-lived intangible assets on a straight-line basis over their estimated useful lives.

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

Derivatives

The Company does not use derivatives to manage financial risks or as an economic hedge. The Company’s derivative instruments consist of freestanding warrants issued in connection with the issuance of preferred stock, and these warrants are separable and legally detachable from the associated preferred stock. The instruments are classified as derivative liabilities, initially measured at fair value and subsequently remeasured at fair value at each reporting date. Changes in the fair value of the derivative liabilities are recognized in earnings.

Treasury Stock

Treasury stock is reflected as a reduction of stockholders’ equity at the cost to acquire the stock at its fair market value, which is determined as the closing price of the Company’s stock on the date of acquisition if purchased in a non-market transaction. Treasury stock purchased on the secondary market is reflected at the actual market purchase price.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources to the individual segment and in assessing performance. The Company’s CODM is its President and Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

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

The Company derives revenues primarily from IoT Connectivity and IoT Solutions.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
IoT Connectivity

IoT Connectivity arrangements provide customers with secure and reliable wireless connectivity to mobile and fixed devices through various mobile network carriers. Revenue from IoT Connectivity consists of monthly recurring charges (“MRCs”) and overage/usage charges, and contracts range from short-term in nature (i.e., month-to-month arrangements) to annual or multi-year commitments, generally with automatic renewal provisions. Revenue for MRCs and overage/usage charges are recognized over time as the Company satisfies the performance obligation. To measure progress toward satisfaction of the performance obligation, the Company uses an output method and recognizes revenue in the amount to which it has the right to invoice, as this amount corresponds directly with the value of services transferred to the customer. This generally starts when an enrolled device is activated on the Company’s platform. Most MRCs are billed monthly in advance (generally in the last week of a month); any amounts billed for which the service has not been provided as of the balance sheet dates are reported as a contract liability and components of deferred revenue.

Overage/usage charges are billed in arrears on a monthly cycle. Overage usage charges are evaluated on a monthly basis, and any overage/usage charges determined as unlikely to be collected due to a customer disputing the charge or due to a concession are reserved in the month billed and are not initially recognized as revenue.

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

Device and other hardware sales in IoT Solutions arrangements are generally accounted for as separate contracts since the customer is not obligated to purchase additional services when committing to the purchase of any products. Such sales are typically recognized upon shipment to the customer. However, in certain contracts, the customer has requested for the Company to hold the products ordered for later shipment to the customer’s remote location or to the customer’s end user as a part of a vendor managed inventory model. In these situations, management has concluded that transfer of control to the customer occurs prior to shipment. In these “bill-and-hold” arrangements, the right to invoice, transfer of legal title and transfer of the risk and rewards associated with the products occurs when the Company receives the hardware from a third-party vendor and has deemed it to be functional. Additionally, the products are identified both physically and systematically as belonging to a specific customer, are usable by the customer, and are only shipped, used, or disposed as directed by the specific customer. Based on these factors, management recognizes revenue on bill-and-hold hardware when the hardware is received by the Company and deemed functional. As part of the bill-and-hold arrangements, the Company performs a service related to the storage of the hardware. The Company has determined that any storage fees related to bill-and-hold inventory are immaterial.

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

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
which method best predicts the amount expected to be received. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

Product returns are recorded as a reduction to revenue based on anticipated sales returns that occur in the normal course of business and were immaterial for the years ended December 31, 2025 and 2024. The Company primarily has assurance-type warranties that do not result in separate performance obligations.

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
•Practical expedient to recognize revenue in the amount to which the Company has a right to invoice when the amount corresponds directly with the value of services transferred to the customer.

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

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
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

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is generally the local currency. Any transactions recorded by the Company’s foreign subsidiaries that are denominated in a currency other than the local currency are remeasured using current exchange rates at each reporting period. The resulting realized and unrealized (gains) losses of $(5.0) million and $5.2 million for the years ended December 31, 2025 and 2024, respectively, are included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

Recently Adopted Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”, each an “ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company's consolidated financial statements. The following ASU has been adopted by the Company during the fiscal year 2025:

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)

On December 14, 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures through changes to the income tax rate reconciliation, income taxes paid, and other disclosures.

ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this standard for its annual consolidated financial statements for the year ended December 31, 2025 on a retrospective basis. See Note 13 — Income Taxes for further information.

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company considers the applicability and impact of all ASUs issued by the FASB. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company's consolidated financial statements.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
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

ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”)

On September 18 2025, the FASB issued ASU 2025-06. ASU 2025-06 removes references to software development stages for internal-use software, and an entity is required to start capitalizing software costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended.

The amendments in ASU 2025-06 are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments may be applied prospectively or using a modified retrospective approach.

The Company has not yet adopted ASU 2025-06 and is currently evaluating the impact of its adoption on its consolidated financial statements and related disclosures.

NOTE 3 – REVENUE RECOGNITION

Disaggregated Revenue

The table below sets forth a summary of revenue by major service line and product category:

	For the Year Ended December 31,
(in thousands)	2025	2024
Services:
IoT Connectivity (1)	$216,725	$223,391
IoT Solutions	10,553	10,856
	$227,278	$234,247
Products:
Hardware (2)(3)	$58,667	$51,840

Total	$285,945	$286,087

(1) Includes connectivity-related revenue from IoT Connectivity and IoT Solutions.
(2) Includes hardware-related revenue from IoT Connectivity and IoT Solutions.
(3) Includes $3.8 million and $4.6 million of bill-and-hold arrangements for the years ended December 31, 2025 and 2024, respectively.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
The table below sets forth a summary of revenue by geographic area:

	For the Year Ended December 31,
(in thousands)	2025	2024
United States	$241,181	$241,718
Other countries (1)	44,764	44,369
Total	$285,945	$286,087

(1) No single country in “other countries” exceeded 10% of the total revenue for the years ended December 31, 2025 and 2024.

Contract Assets

The following table sets forth the change in contract assets, which consists of unbilled receivables that are included in accounts receivable, net and other non-current assets on the consolidated balance sheets as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Beginning balance	$3,513	$2,173
Revenue recognized during the period but not billed (1)	5,308	3,271
Amounts reclassified to accounts receivable	(3,360)	(1,931)
Ending balance	$5,461	$3,513

(1) Net of financing component of $0.6 million and $0.3 million as of December 31, 2025 and 2024, respectively.

Contract Liabilities

The table below sets forth the change in contract liabilities, or deferred revenue:

	December 31,
(in thousands)	2025	2024
Beginning balance	$8,509	$9,044
Amounts billed but not recognized as revenue	9,059	8,492
Revenue recognized from balances held at the beginning of the period	(8,509)	(9,044)
Foreign exchange	32	17
Ending balance	$9,091	$8,509

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. Remaining performance obligations estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized, and adjustments for currency. As of December 31, 2025 the Company had approximately $62.5 million of remaining performance obligations on contracts with an original duration of one year or more. The Company expects to recognize approximately 45% of these remaining performance obligations in 2026, with the remaining balance recognized through 2030.

The Company has variable consideration of approximately $1.8 million and $3.1 million that was constrained revenue and excluded from the transaction price for the years ended December 31, 2025 and 2024, respectively.

Costs to Obtain and Fulfill a Contract

The Company did not have material costs related to obtaining a contract, or fulfilling a contract that are not addressed by other accounting standards, with amortization periods greater than one year for the years ended December 31, 2025 and 2024.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
Customer Concentrations

The Company did not have any single customer that accounted for more than 10% of total revenue or related accounts receivable for the years ended, and as of, December 31, 2025 and 2024.

NOTE 4 – ACCOUNTS RECEIVABLE

The following table sets forth the details of the Company’s accounts receivable, net balances included on the consolidated balance sheets as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Accounts receivable	$47,330	$44,304
Less: allowance for credit losses	(327)	(324)
Accounts receivable, net	$47,003	$43,980

As of January 1, 2024, the Company’s accounts receivable balance was $52.4 million.

Bad debt expense was $0.6 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively. Write-offs were $0.5 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively. Recoveries were $0.1 million and insignificant for the years ended December 31, 2025 and 2024, respectively.

NOTE 5 – INVENTORIES

The Company’s inventories as of December 31, 2025 and 2024 consisted primarily of finished goods inventory.

For the years ended December 31, 2025 and 2024, the Company recorded an inventory provision expense of $2.0 million and $1.0 million, respectively, due to slow-moving and obsolete inventory.

NOTE 6 – PROPERTY AND EQUIPMENT

The following table sets forth the details of property and equipment included on the consolidated balance sheets as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Computer hardware	$17,396	$14,857
Networking equipment	7,146	6,570
Computer software	7,107	6,740
Leasehold improvements	1,044	3,605
Furniture and fixtures	558	1,747
Property and equipment	$33,251	$33,519
Less: accumulated depreciation and amortization	(26,507)	(24,467)
Property and equipment, net	$6,744	$9,052

For the years ended December 31, 2025 and 2024, depreciation expense was $5.3 million and $4.5 million, respectively.

NOTE 7 – LEASES

The Company leases real estate, computer hardware, and vehicles for use in its operations under operating leases. The Company’s leases have remaining lease terms ranging from a few months to five years. Most of these leases are non-cancelable and typically have a defined initial lease term, and some provide options to renew at the Company’s election for specified periods of time. Some leases require the Company to pay taxes, insurance, and maintenance expenses associated with the leased assets. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company did not have any finance leases as of December 31, 2025.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
Supplemental disclosure related to operating and finance leases included on our consolidated balance sheets is set forth as follows:

		December 31,
(in thousands)	Classification on Consolidated Balance Sheets	2025	2024
Noncurrent assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$1,513	$8,412
Finance lease right-of-use assets	Property and equipment, net	—	23
	Total	$1,513	$8,435
Current liabilities:
Operating lease liabilities	Current portion of operating lease liabilities	$585	$1,431
Finance lease liabilities	Accrued liabilities	—	23
Noncurrent liabilities:
Operating lease liabilities	Noncurrent portion of operating lease liabilities	1,279	8,278
	Total	$1,864	$9,732

The following table sets forth operating lease cost, finance lease cost, and variable lease cost for the years ended December 31, 2025 and 2024:

		For the Year Ended December 31,
(in thousands)	Classification on Statement of Operations	2025	2024
Operating lease cost	Selling, general, and administrative expenses	$3,187	$2,432
	Cost of services	301	932
	Total operating lease cost	$3,488	$3,364

Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$27	$125
Interest on lease liabilities	Interest expense	1	6
	Total finance lease cost	$28	$131

Variable lease cost	Selling, general, and administrative expenses	$605	$639

The following table sets forth cash paid for amounts included in the measurement of operating and finance lease liabilities for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
(in thousands)	2025	2024
Operating leases	$1,349	$1,491
Finance leases	24	101

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

	December 31,
	2025	2024
Weighted average remaining lease term:
Operating leases	3.4 years	6.5 years
Finance leases	0.0 years	0.3 years
Weighted average discount rate:
Operating leases	9.8%	8.0%
Finance leases	—%	5.1%

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the future minimum lease payments under operating and finance leases subsequent to December 31, 2025:

(in thousands)	Operating Leases
2026	$736
2027	621
2028	464
2029	219
2030	153
Thereafter	13
Total minimum lease payments	$2,206
Interest	(342)
Total	$1,864

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the carrying amount of the Company’s goodwill on the consolidated balance sheets as of December 31, 2025, and 2024:

(in thousands)	Total
Balance as of January 1, 2024
Gross carrying amount	$432,304
Accumulated impairment losses	(136,331)
Accumulated currency translation	(999)
Net carrying amount	$294,974

Impairment losses	(65,861)
Currency translation	(269)

Balance as of December 31, 2024
Gross carrying amount	$432,304
Accumulated impairment losses	(202,192)
Accumulated currency translation	(1,268)
Net carrying amount	$228,844

Balance as of December 31, 2025
Gross carrying amount	$432,304
Accumulated impairment losses	(202,192)
Accumulated currency translation	(1,268)
Net carrying amount	$228,844

There was no long-lived assets and goodwill impairments during the year ended December 31, 2025.

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

Long-lived assets and goodwill were determined to not be further impaired as of the annual impairment test date on October 1, 2024.

Other Intangible Assets

The following tables set forth the details of other intangible assets included on the consolidated balance sheets as of December 31, 2025 and 2024:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$334,986	$(288,019)	$46,967
Internally developed computer software	91,732	(63,563)	28,169
Carrier contracts	70,210	(66,823)	3,387
Technology	50,540	(48,194)	2,346
Trademarks	17,516	(15,380)	2,136
Non-compete agreement	5,604	(5,604)	—
Balance as of December 31, 2025	$570,588	$(487,583)	$83,005

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$334,123	$(257,326)	$76,797
Internally developed computer software	89,386	(56,679)	32,707
Carrier contracts	70,210	(61,479)	8,731
Technology	50,202	(46,835)	3,367
Trademarks	17,385	(13,946)	3,439
Non-compete agreement	5,604	(5,588)	16
Balance as of December 31, 2024	$566,910	$(441,853)	$125,057

As of December 31, 2025, the weighted average remaining useful lives were 4.2 years for customer relationships; 6.6 years for internally developed computer software; 2.3 years for carrier contracts; 2.6 years for technology; and 3.1 years for trademarks.

Amortization expense for the years ended December 31, 2025 and 2024 was $49.6 million and $51.7 million, respectively.

The following table sets forth the estimated amortization expense for amortizing intangible assets for the next five years and thereafter as of December 31, 2025:

(in thousands)	Estimated Amortization Expense
2026	$35,888
2027	16,992
2028	13,679
2029	6,281
2030	3,907
Thereafter	6,258
Total	$83,005

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

Loss on Sale of Assets

The Company recognized a loss on sale of assets of $1.1 million for the year ended December 31, 2025 resulting from the sale of certain intangible assets consisting of internally developed software along with hardware inventory associated with that software. The assets had a book value of $1.3 million, and the Company received proceeds of $0.3 million.

NOTE 9 – LONG-TERM DEBT, NET

The table below sets forth a summary of the Company’s outstanding long-term debt as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Term Loan - WhiteHorse	$181,300	$183,150
Backstop Notes	120,000	120,000
Total	$301,300	$303,150
Less: current portion of long-term debt	(1,850)	(1,850)
Less: debt issuance costs, net of accumulated amortization of $2.0 million and $1.4 million, respectively	(1,763)	(2,349)
Less: original issue discount	(2,450)	(3,290)
Total Long-term debt, net	$295,237	$295,661

Term Loan and Revolving Credit Facility — WhiteHorse Capital Management, LLC (“WhiteHorse”)

On November 9, 2023, the Company, only with respect to certain limited sections thereof, and certain subsidiaries of the Company entered into a credit agreement with WhiteHorse that consisted of a senior secured term loan of $185.0 million (“Term Loan”) as well as a senior secured revolving credit facility of $25.0 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). Borrowings under the Term Loan and the Revolving Credit Facility bear interest at a rate at the Company’s option of either (1) Term SOFR for a specified interest period (at the Company’s option) of one to three months plus an applicable margin of up to 6.50% or (2) a base rate plus an applicable margin of up to 5.50%. The Term SOFR rate is subject to a “floor” of 1.0%. The applicable margins for Term SOFR rate and base rate borrowings are each subject to a reduction as set forth in the credit agreement if the Company maintains a first lien net leverage ratio of less than 2.25:1.00 and greater than or equal to 1.75:1.00 and less than 1.75:1.00, respectively. The Term Loan’s interest rate was 10.38% as of December 31, 2025. Interest is paid on the last business day of each quarter, except at maturity. For the year ended December 31, 2025, total interest expense for the Term Loan, including amortization of original issue discount of $0.8 million and amortization of issuance costs of $0.2 million, was $20.9 million. For the year ended December 31, 2024, total interest expense for the Term Loan, including amortization of original issue discount of $0.8 million and amortization of issuance costs of $0.2 million, was $22.9 million. The credit agreement became effective on November 15, 2023.

Principal payments of approximately $0.5 million are due on the last business day of each quarter. The maturity date of the Credit Facilities is November 15, 2028.

As of December 31, 2025 and 2024, there were no amounts outstanding on the Revolving Credit Facility.

The Credit Facilities are secured by substantially all of the Company’s subsidiaries’ assets. The Term Loan agreement restricts cash dividends and other distributions from the Company’s subsidiaries to the Company and also restricts the Company’s ability to pay cash dividends to its stockholders.

The Credit Facilities are subject to customary financial covenants, including the Total Net Leverage Ratio, defined as, with respect to any period end, the ratio of (a) Consolidated Total Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement); and First Lien Net Leverage Ratio defined as, with respect to any period end, the ratio of (a) Consolidated First Lien Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement).

The Total Net Leverage Ratio is set at 6.25:1.00 for quarterly periods ended March 31, 2024 and June 30, 2024; 5.75:1.00 for the quarterly periods ended September 30, 2024 and December 31, 2024; 5.50:1.00 for the quarterly periods ended March 31, 2025, June 30, 2025, and September 30, 2025; and 5.25:1.00 for periods ended December 31, 2025 and thereafter. The First Lien Net Leverage Ratio is set at 3.50:1.00 for quarterly periods ended March 31, 2024 and June 30, 2024; 3.00:1.00 for the quarterly periods ended September 30, 2024 and December 31, 2024; 2.75:1.00 for the quarterly periods ended March 31, 2025, June 30, 2025, and September 30, 2025; and 2.50:1.00 for periods ended December 31, 2025 and thereafter.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2025 and 2024, the Company was in compliance with the Credit Facilities’ covenants.

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

The Backstop Notes were issued at par and bear interest at a rate of 5.50% per annum which is paid semi-annually on March 30 and September 30 of each year. For the years ended December 31, 2025 and 2024, total interest expense for the Backstop Notes, including amortization of issuance costs of $0.4 million, was $7.0 million for each period. The Backstop Notes are exchangeable into common stock of the Company at $62.50 per share (the “Base Exchange Rate”) at any time at the option of the lender. At the Base Exchange Rate, the Notes are exchangeable for approximately 1.9 million shares of the Company’s common stock but limited to 9.9% of common shares outstanding. The Base Exchange Rate may be adjusted for certain dilutive events or change in control events as defined by the Indenture (the “Adjusted Exchange Rate”).

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

As of December 31, 2025 and 2024, the Company was in compliance with the Backstop Notes’ covenants.

Future Principal Repayments

The table below sets forth the future principal repayments on all long-term debt as of December 31, 2025:

(in thousands)	Principal Repayment
2026	$1,850
2027	1,850
2028	297,600
Total	$301,300

NOTE 10 – WARRANTS ON COMMON STOCK

Penny Warrants

On November 15, 2023 and December 13, 2023, in conjunction with the Company’s issuance of Series A-1 Preferred Stock, $0.0001 par value per share (the “Series A-1 Preferred Stock”), to Searchlight IV KOR, LP, the Company issued a total of 12,024,711 warrants to Searchlight IV KOR, LP (historically referred to as the “Penny Warrants,” however, the exercise price has been adjusted to $0.05 per warrant due to the reverse stock split, as described in Note 1 — Nature of Operations). These warrants were exercisable immediately post-issuance for either the exercise price or by using a formula for cashless exercise. The Penny Warrants will expire on November 13, 2033, unless redeemed earlier.

The Company determined that the Penny Warrants were required to be classified as a liability. The Penny Warrants were initially measured at fair value and are subsequently remeasured at fair value at every reporting period. See Note 11 — Fair Value Measurements.

Public Warrants

In 2021, the Company issued warrants to third-party investors (the “Public Warrants”). The Public Warrants will expire five years after the business combination which resulted in the Company becoming a publicly traded Company, on October 1, 2026, unless exercised earlier.

The Public Warrants are classified as equity, and the fair value of the Public Warrants as of the date of the Company’s initial public offering was recorded as additional paid-in capital. As these warrants are equity-classified, the fair value of these warrants is not subsequently remeasured.

Private Placement Warrants

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
In its initial public offering process, the Company also sold warrants to affiliates of its private equity sponsor at the time (“Private Placement Warrants”), Cerberus Telecom Acquisition Corp. (“CTAC”). As of December 31, 2025 and 2024, 272,779 Private Placement Warrants remained outstanding, and were held by affiliates of CTAC. The Private Placement Warrants will expire five years after the completion of the Company’s initial public offering, on October 1, 2026, unless exercised earlier.

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

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
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

Penny Warrants

The Penny Warrants, issued in 2023, are marked to fair value by reference to the fair value of the Company’s stock price on the last day of the reporting period, less the five cent exercise price, and are therefore considered as Level 2 in the fair value hierarchy. The fair value of the Company’s stock as of December 31, 2025 and 2024, less the exercise price, resulted in a Penny Warrant valuation of approximately $10.0 million and $7.6 million as of December 31, 2025 and 2024, respectively.

Private Placement Warrants

The Private Placement Warrants are marked to fair value by reference to the fair value of the Company’s public warrants, which are therefore considered as Level 2 in the fair value hierarchy. The public warrants are traded on the OTC Pink Limited Market under the ticker symbol KORGW. As of December 31, 2025 and 2024, the aggregate value of the Private Placement Warrants was immaterial, as the reference price of the public warrants was less than one cent per warrant.

Financial Instruments Held at Amortized Cost for Which Fair Value is Disclosed

Financial Instruments for which Cost Approximates Fair Value

Cash, including restricted cash, is stated at cost, which approximates fair value. The carrying amounts reported in the consolidated balance sheets for accounts receivable (including contract assets), accounts payable, and accrued liabilities (including contract liabilities) approximate fair value, due to their short-term maturities.

Senior Secured Term Loan, Backstop Note, and Mandatorily Redeemable Preferred Stock Due to Affiliate

The table below sets forth the amortized cost and fair value of the Company’s Senior Secured Term Loan as of December 31, 2025 and 2024. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

(in thousands)		December 31,
Financial Instruments Disclosed at Fair Value Level 2	Measurement	2025	2024
Senior Secured Term Loan	Amortized cost	$178,359	$179,201
	Fair value	$170,734	$168,144

The table below sets forth the amortized cost and fair value of the Backstop Notes and Mandatorily Redeemable Preferred Stock Due to Affiliate as of December 31, 2025 and 2024. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

(in thousands)		December 31,
Financial Instrument Disclosed at Fair Value Level 3	Measurement	2025	2024
Backstop Notes	Amortized cost	$118,728	$118,310
	Fair value	$96,943	$87,507
Mandatorily Redeemable Series A-1 Preferred Stock Due to Affiliate	Amortized cost (1)	$143,912	$142,776
	Fair value	$160,682	$128,356

(1) The amortized cost of the Mandatorily Redeemable Series A-1 Preferred Stock Due to Affiliate excludes $47.9 million and $23.8 million of accrued interest due to affiliate as of December 31, 2025 and 2024, respectively.

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

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
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

The table sets forth information regarding the Company’s significant Level 3 inputs for modeling this fair value disclosure as of December 31, 2025, and 2024:

($ in thousands, except as otherwise noted)		December 31,
Significant Inputs for Level 3 Fair Value Disclosure	Input	2025	2024
Backstop Notes	Principal amount	$120,000	$120,000
	Term to maturity date	2.75 years	3.75 years
	Stock price	$4.22	$3.22
	Credit spreads (basis points)	1,105	1,127
	Selected equity volatility	105.8%	100.8%

Mandatorily Redeemable Series A-1 Preferred Stock Due to Affiliate	Notional amount (1)	$200,764	$176,655
	Term of lattice model	7.88 years	8.88 years
	Stock price	$4.22	$3.22
	Credit spreads (basis points)	1,224	1,254
	Selected equity volatility	101.6%	109.4%

(1) The notional amount of the preferred stock for valuation purposes includes the unpaid accrued interest as well as the liquidation value of the instrument.

NOTE 12 – STOCK BASED COMPENSATION

2021 Long-Term Stock Incentive Plan

On September 29, 2021, the board of directors (the “Board”) approved the KORE Group Holdings, Inc. 2021 Long-Term Stock Incentive Plan (as amended, modified or supplemented from time to time, the “Incentive Plan”) to promote the interests of the Company and its stockholders. The Incentive Plan initially allowed for the issuance of up to 1,436,209 shares of common stock under share-based payment awards to eligible employees, prospective employees, consultants and non-employee directors of the Company, which number of shares may be increased from time to time in accordance with the provisions of the Incentive Plan. The Incentive Plan is administered by the Compensation Committee of the Board.

All Restricted Stock Unit Awards (“RSUs”) have dividend equivalent rights entitling the holders to the same dividend value per share as holders of the Company’s common stock. Dividend equivalents are not paid on RSUs prior to vesting.

The majority of the Company’s RSUs vest in three equal installments on each anniversary of the grant date.

The following table sets forth a summary of the RSUs activity during the reporting periods:

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

	Number of awards outstanding (in thousands)	Weighted- average grant date fair value (per share)
Unvested RSUs as of December 31, 2023	2,055	$15.60
Granted	907	2.95
Vested	(871)	18.26
Forfeited and canceled	(453)	14.51
Unvested RSUs as of December 31, 2024	1,638	$6.67
Granted	858	2.47
Vested	(616)	8.23
Forfeited and canceled	(300)	6.90
Unvested RSUs as of December 31, 2025	1,580	$3.72

As of December 31, 2025, there was approximately $2.3 million of unrecognized compensation expense related to service-based RSUs and performance-based RSUs. The unrecognized compensation expense is expected to be recognized over a weighted average term of approximately 1.01 years.

2025 and 2024 Grant Details

For the years ended December 31, 2025 and 2024, all RSUs granted were time-based RSUs.

Compensation expense and income tax benefit

The following is a summary of the Company’s share-based compensation expense related to RSUs during the reporting periods shown below:

	For the Year Ended December 31,
(in thousands)	2025	2024
Total stock compensation expense (1)	$2,095	$8,481
Income tax expense	$126	$64

(1) The amounts set forth above are recorded as selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024.

NOTE 13 – INCOME TAXES

The Company’s loss from operations before benefit for income taxes for the years ended December 31, 2025 and 2024 consisted of the following:

	For the Year Ended December 31,
(in thousands)	2025	2024
United States	$(55,441)	$(108,848)
Foreign	(9,114)	(43,165)
Total loss before income taxes	$(64,555)	$(152,013)

The components of the provision (benefit) from income taxes consisted of the following:

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

	For the Year Ended December 31,
(in thousands)	2025	2024
Current:
Federal	$905	$3,488
State	379	402
Foreign	(96)	282
Total current provision	$1,188	$4,172
Deferred:
Federal	(3,750)	(5,779)
State	505	(902)
Foreign	478	(3,428)
Total deferred benefit	(2,767)	(10,109)
Total income tax benefit	$(1,579)	$(5,937)

The reconciliation between income taxes computed at the U.S. statutory income tax rate to the Company’s benefit from income taxes for the years ended December 31, 2025 and 2024 is set forth in the table below as follows:

	For the Year Ended December 31,
	2025		2024
(in thousands)	$	%	$	%
U.S. Federal statutory tax rate	$(13,556)	21.0%	$(31,923)	21.0%
State and local income taxes, net of federal income tax effects (1)	319	(0.5)%	(360)	0.2%
Foreign tax effects
Switzerland
Statutory tax rate difference between Switzerland and United States	1,025	(1.6)%	992	(0.7)%
Net operating loss adjustment	(324)	0.5%	(1,832)	1.2%
Changes in valuation allowances	1,667	(2.6)%	131	(0.1)%
Other	—	—%	(11)	0.0%
Netherlands
Goodwill impairment	—	—%	2,195	(1.4)%
Other	(19)	—%	905	(0.6)%
Other foreign jurisdictions	(462)	0.7%	3,105	(2.0)%
Effect of cross-border tax laws
Income or loss from a foreign disregarded entity	(2,391)	3.7%	(2,047)	1.3%
Tax credits	(173)	0.3%	(188)	0.1%
Changes in valuation allowances	4,083	(6.3)%	5,960	(3.9)%
Nontaxable or nondeductible items
Shortfall on share-based payment awards	422	(0.7)%	1,640	(1.1)%
Goodwill impairment	—	—%	9,880	(6.5)%
Preferred stock dividend	5,063	(7.8)%	4,466	(2.9)%
Other	573	(0.9)%	(367)	0.2%
Changes in unrecognized tax benefits	2,027	(3.1)%	1,591	(1.0)%
Other adjustments	167	(0.3)%	(74)	0.1%
Effective tax rate	$(1,579)	2.4%	$(5,937)	3.9%

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
(1) During the year ended December 31, 2025, state taxes in California and Pennsylvania made up the majority of the tax effect in this category. During the year ended December 31, 2024, state taxes in California, Illinois and New York made up the majority of the tax effect in this category.

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2025 and 2024 are set forth as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforward	$25,350	$20,515
Credit carryforward	1,782	1,329
Interest expense limitation carryforward	28,759	26,889
Non-deductible reserves	1,770	2,052
Accruals and other temporary differences	3,268	2,757
Stock compensation	367	782
Capitalized research and development costs	1,111	1,916
Lease liability	698	2,532
Property and equipment	1,161	3,264
Gross deferred tax assets	$64,266	$62,036
Less: valuation allowance	(53,913)	(44,178)
Total deferred tax assets (after valuation allowance)	$10,353	$17,858
Deferred tax liabilities:
Property and equipment	(1,090)	(1,210)
Intangible assets	(3,539)	(12,428)
Goodwill	(3,510)	(2,317)
Change in accounting method	—	(153)
Right-of-use operating lease asset	(599)	(2,208)
Research and development costs	(2,502)	(3,230)
Total deferred tax liabilities	$(11,240)	$(21,546)
Net deferred tax liabilities	$(887)	$(3,688)

The valuation allowance increased by $9.8 million during 2025, primarily due to an increase in U.S. disallowed interest expense carryover and U.S. state tax attributes deemed not realizable partially offset by a decrease as a result of the One Big Beautiful Bill Act (the “OBBBA”). In determining the need for a valuation allowance, the Company has given consideration to its worldwide cumulative loss position when assessing the weight of the sources of taxable income that can be used to support the realization of deferred tax assets. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. The Company has also considered the ability to implement certain strategies that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. The Company believes it is able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence.

As of December 31, 2025. the Company has U.S. federal tax net operating loss carryforwards of approximately $2.7 million, which carryforward indefinitely. As of December 31, 2025, the Company has U.S. state tax net operating loss carryforwards of approximately $64.4 million which may be available to offset future income tax liabilities and expire at various dates beginning in 2033 through 2045. Additionally, the Company has U.S. state tax net operating loss carryforwards of approximately $3.0 million, which carryforward indefinitely. Additionally, the Company has generated net operating loss carryforwards of approximately $12.2 million in Canada, $7.6 million in the United Kingdom, $26.4 million in the Netherlands, $15.3 million in Malta, and $19.9 million in Switzerland as of December 31, 2025. The Company had net operating loss carryforwards of approximately $18.0 million in Canada, $8.0 million in the United Kingdom, $26.1 million in the Netherlands, $13.9 million in Malta, and $19.6 million in Switzerland as of December 31, 2024. The foreign operating loss carryforwards generated in 2025 and 2024 expire at various dates beginning in 2026 and 2025, respectively.

As of December 31, 2025, the Company had $0.2 million of U.S. federal or state research and development tax credit carryforwards expire in 2045 and had $1.9 million of foreign research and development tax credit carryforwards which expire at various dates beginning in 2039.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
Due to provisions of the Tax Cuts and Jobs Act of 2017, the Company has a carryforward of U.S. disallowed interest expense of $126.2 million, which has an indefinite carryforward period.

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

As of December 31, 2025, the Company has not provided U.S. taxes on the undistributed earnings of its foreign subsidiaries that it considers indefinitely reinvested. This indefinite reinvestment determination is based on the future operational and capital requirements of the Company’s domestic and foreign operations. The Company expects that the cash held by its foreign subsidiaries of $6.9 million as of December 31, 2025 will continue to be used for its foreign operations and, therefore, does not anticipate repatriating these funds.

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in U.S. federal and state jurisdictions and various foreign jurisdictions. In the normal course of business, the Company may be subject to examination by taxing authorities throughout the world. The Company is generally subject to U.S. federal state income tax examinations by tax authorities for the years 2016 and forward. For the Company’s foreign jurisdictions, the period of examination generally is for years 2014 and forward.

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

The following table sets forth a reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, included in accrued liabilities and other noncurrent liabilities in the Company’s consolidated balance sheets:

(in thousands)	December 31, 2025	December 31, 2024
Unrecognized tax benefits as of the beginning of the year	$9,459	$8,766
Additions for tax positions of prior years	647	693
Unrecognized tax benefits as of the end of the year	$10,106	$9,459

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2025 and 2024, the Company recognized approximately $1.3 million and $1.0 million in interest and penalties, respectively. The Company had accrued approximately $4.1 million and $2.8 million of interest and penalties as of December 31, 2025 and 2024, respectively.

The following table sets forth a summary of income tax payments made and income tax refunds receiving during the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
(in thousands)	Payment (Refund) Amount	Payment (Refund) Amount
U.S. Federal	$2,812	$1,242
Pennsylvania	110	123
Other US States	72	379
Belgium	(269)	—
Netherlands	(160)	189
Mexico	195	—
Other Foreign	161	171
Total	$2,921	$2,104

On July 4, 2025, the OBBBA was signed into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible Low-Taxes Income and Foreign-Derived Intangible Income rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740 — Income Taxes, the effects of the new tax law were recognized in the period of enactment. The

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
impact of these changes required the Company to re-evaluate its deferred taxes and as a result record a decrease in the valuation allowance of $3.6 million during 2025.

NOTE 14 – NET LOSS PER SHARE

The table below sets forth a reconciliation of the basic and diluted earnings per share (“EPS”) calculations for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
($ in thousands, except share and per share amounts)	2025	2024
Numerator:
Net loss	$(62,976)	$(146,076)

Denominator:
Weighted average shares outstanding - basic	19,715,898	19,246,799
Effect of dilutive equity awards (1)	—	—
Weighted average shares outstanding - diluted	19,715,898	19,246,799

Net loss per share:
Basic	$(3.19)	$(7.59)
Diluted	$(3.19)	$(7.59)

(1) Due to the Company’s net loss, all unvested equity awards and the Private Placement Warrants are anti-dilutive. The dilutive convertible instruments of the Backstop Notes are out of the money.

In determining the weighted average shares outstanding for the years ended December 31, 2025 and 2024 for both basic and diluted earnings per share, the Company included the Penny Warrants as the common shares of stock that would be issuable upon the exercise of such warrants are issuable for nominal consideration per share of common stock. The Penny Warrants were exercisable immediately upon issuance, although no warrants had been exercised as of December 31, 2025 and 2024.

Set forth in the table below is the number of securities not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	For the Year Ended December 31,
	2025	2024
Common stock issuable due to grants of RSUs with service only (i.e., time-vesting) conditions	1,142,210	1,022,014
Common stock issuable on conversion of the Backstop Notes (1)	1,920,007	1,920,007
Common stock issuable on exercise of private placement warrants	54,556	54,556

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

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 15 – SHARES OF COMMON STOCK

The following table sets forth the changes in shares of common stock during the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Common stock issued, beginning of year	18,201,093	17,476,530
Vesting of restricted stock units	616,925	870,798
Shares issued due to reverse split adjustment for rounding	—	89,782
Stock awards cancelled for employee tax withholdings	(84,897)	(236,017)
Common stock issued, end of year	18,733,121	18,201,093

Treasury stock, at cost, beginning of year	(1,192,737)	(1,000,000)
Purchase of treasury stock	—	(192,737)
Treasury stock, at cost, end of year	(1,192,737)	(1,192,737)
Common stock outstanding, end of the year	17,540,384	17,008,356

NOTE 16 – MANDATORILY REDEEMABLE PREFERRED STOCK - DUE TO AFFILIATE, NET

The Company has authorized 35,000,000 shares of preferred stock, and has issued to a single investor (Searchlight) who is currently the sole holder thereof, 152,857 shares of Series A-1 Preferred Stock, which is mandatorily redeemable for cash payable to the holder on November 15, 2033. The number of issued and outstanding shares are currently the same. The Series A-1 Preferred Stock has a liquidation preference of $1,000 per share.

The following table sets forth the number of shares and the carrying amounts of Series A-1 Preferred Stock as of December 31, 2025 and 2024:

		Carrying amount
($ in thousands, except share data)	Shares	December 31, 2025	December 31, 2024
Preferred stock issued November 15, 2023	150,000	$150,000	$150,000
Preferred stock issued December 13, 2023	2,857	2,857	2,857
Preferred stock issuance costs (1)	N/A	(4,733)	(5,335)
Allocation of proceeds to preferred stock (2)	N/A	(4,212)	(4,746)
Preferred stock, end of year	152,857	$143,912	$142,776

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

(2) The redemption amount of the Series A-1 Preferred Stock of approximately $152.9 million differs from the carrying amount above, which difference is attributable to an allocation of proceeds received to these shares upon issuance, as this liability is recorded based on its initial fair value as a Level 2 instrument in the fair value hierarchy, which involved an allocation of proceeds between the preferred stock as a freestanding financial instrument and the associated Penny Warrants issued concurrently to the same investor as a freestanding derivative. The accretion of this allocation of proceeds is further described below. See Note 11 — Fair Value Measurements.

The allocation of proceeds will be accreted so that the carrying value and redemption amount will be equal on the mandatory redemption date of the preferred stock on November 15, 2033. For the year ended December 31, 2025, total interest expense for the Series A-1 Preferred Stock, including accretion of allocation of proceeds of $0.5 million and amortization of issuance costs of $0.6 million, was $25.2 million. For the year ended December 31, 2024, total interest expense, including accretion of allocation of proceeds of $0.6 million and amortization of issuance costs of $0.6 million, was $22.5 million. Interest expense was recorded as interest expense incurred with affiliate, including amortization of deferred financing costs on the consolidated statement of operations and comprehensive loss.

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

The Series A-1 Preferred Stock accrues dividends at a rate of 13% per year, accrued and compounded quarterly. Dividends may be paid in cash when and if declared by the board of directors. Any accrued and unpaid dividends must be paid in cash on or before the mandatory redemption date.

The Certificate of Designations of Preferences, Rights and Limitations of Series A-1 Preferred Stock (the “Certificate of Designation”) contains a covenant such that if (a) a redemption of any of the outstanding shares of Series A-1 preferred stock occurs in connection with a Change of Control (as defined in the Certificate of Designation) or (b) an Optional Redemption (as defined in the Certificate of Designation) occurs, then the Company shall pay to Searchlight an incremental amount in cash for each share of Series A-1 Preferred Stock held by Searchlight on the applicable redemption date that is so redeemed. Pursuant to the terms and conditions of the Certificate of Designation, the foregoing obligation to satisfy the minimum return shall not apply in a transaction in which Searchlight, directly or indirectly, is the acquiror of more than 35% of the aggregate voting power of the issued and outstanding capital stock of the Company.

Searchlight is an affiliate of the Company (see Note 20 — Related Party Transactions).

NOTE 17 – DERIVATIVES

The Company does not use derivatives to manage financial risks or as an economic hedge. The Company’s sole recorded derivative instrument arose as part of the issuance of Series A-1 Preferred Stock, to Searchlight, in which transaction Searchlight was also granted Penny Warrants which are exercisable for $0.05 per warrant or by means of a cashless exercise formula (see Note 10 — Warrants on Common Stock). The Penny Warrants are considered a freestanding derivative instrument, as they are separable and legally detachable from the Series A-1 Preferred Stock, were issued for nominal or no apparent consideration, and have the essential characteristics inherent in a derivative instrument of a notional amount, an underlying security, and a mechanism for net settlement.

The following tables set forth the details of the derivative instrument not designed as a hedging instrument as presented on the consolidated balance sheets and notional amounts and exercise price as of December 31, 2025 and 2024 :

As of	Number of Warrants (Notional Amount)	Warrant Liability (1)	Exercise Price Per Share
		($ in thousands, except for per share amounts)
December 31, 2025	12,024,711	$10,029	$0.05
December 31, 2024	12,024,711	$7,624	$0.05

(1) The Warrant Liability amounts are presented as “warrant liabilities to affiliates” in the Company’s consolidated balance sheets and these balances are substantially comprised of the Penny Warrants liability. The balance of the Private Placement Warrants is immaterial at December 31, 2025 and has been immaterial since January 1, 2024.

The gains and losses arising from this derivative instrument not designed as a hedging instrument in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024 are set forth as follows:

	Net Realized Gain (Loss) on Derivative Instruments	Net Change in Unrealized Gain (Loss) on Derivative Instruments (1)
For the Year Ended December 31,	(in thousands)
2025	$—	$(2,405)
2024	$—	$4,040

(1) The amounts set forth above as presented in the consolidated statements of operations and comprehensive loss are substantially comprised of the unrealized gain/(loss) on the Penny Warrants reflected as “change in fair value of warrant liabilities to affiliates”.

NOTE 18 – CONSOLIDATED FINANCIAL STATEMENT DETAILS

Prepaid expenses and other current assets

The following table sets forth the details of prepaid expenses and other current assets included on the consolidated balance sheets as of December 31, 2025 and 2024:

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

	December 31,
(in thousands)	2025	2024
Prepaid expenses	$4,277	$5,504
Income taxes receivable	2,485	778
Deposits	1,588	1,582
Sales taxes receivable	468	874
Credit card receivables in-transit	153	1,184
Other	51	—
Total prepaid expenses and other current assets	$9,022	$9,922

Accrued liabilities

The following table sets forth the details of accrued liabilities included on the consolidated balance sheets as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Accrued cost of revenue	$10,608	$8,122
Accrued employee compensation	9,507	7,131
Accrued carrier costs	8,203	4,399
Sales and other taxes payable	5,306	6,117
Interest payable	3,851	4,236
Income taxes payable	31	1,397
Other	589	447
Total accrued liabilities	$38,095	$31,849

Other (income) expense, net

The following table sets forth the details of “other (income) expense, net” included on the consolidated statements of operations for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
(in thousands)	2025	2024
Tax credit received	$(3,378)	$—
Other (income) expense	(804)	1,864
Other (income) expense, net	$(4,182)	$1,864

The Company had previously accounted for the receipt of cash in 2023 from a U.S. government program for certain tax credits related to the coronavirus pandemic as a liability, in “other liabilities,” as included on the consolidated balance sheet as of December 31, 2024, as all conditions for recognition in income had not been met at that time. As all conditions for recognition were met in 2025, the Company removed the liability and recognized “other income” in 2025.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Indirect Taxes

The Company, assisted by third party experts, has conducted a review of potential obligations surrounding indirect taxes, specifically regarding sales and telecommunications taxes. At the current time, the Company has had no actual or threatened claims arising from any governmental authority in any taxing jurisdiction in the United States where the Company does business regarding claims for any indirect tax liabilities emerging from any potential sales and telecommunications tax that may be owed to any such state or local governments in the various aforementioned taxing jurisdictions. However, a liability for sales and telecommunications tax may be asserted by a governmental authority if that authority determines that the Company is engaged in often-taxable “telecommunications services” rather than providing “internet access,” which is not taxable in any jurisdiction by federal law. The determination of if a service provided is defined as “telecommunications services” or “internet access” may be highly subjective, open to interpretation, and can depend upon extremely intricate technical factors and specific fact

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
patterns which may vary by customer and use case. Furthermore, some taxing jurisdictions may not levy taxes on telecommunications services, while others do, and some taxing jurisdictions are at the state level, while others exist at the local level, including by municipality in some states.

The Company believes that it is probable that a liability for sales and telecommunications tax may exist. The Company has estimated the possible range of loss in this matter as of December 31, 2025 is between $3.7 million and $5.2 million (or between $3.0 million and $4.3 million net of potential recoveries from customers and income tax benefit). The low end of the possible range of loss is the amount required to be recorded as a contingent loss by U.S. GAAP. The range of the loss includes interest and penalties assessed at both the low and high ends of the range. This estimate may ultimately be resolved at either a greater or lesser amount than the estimated range.

Additionally, mitigating factors may exist, such as good-faith reseller certificates, which the Company has previously obtained in instances where the use case indicates that the customer is a reseller, private letter rulings that the Company may request from certain states where the specific tax law is unclear but may be resolved in the Company’s favor, and voluntary disclosure arrangements whereby the Company may determine that it is probable that tax would be owed and enter into an agreement with a taxing jurisdiction to pay back taxes and avoid penalties that would otherwise likely apply. During 2025, the Company filed voluntary disclosure agreements in ten jurisdictions. The Company has been accepted by all states into their programs as of December 31, 2025.

The net contingent liability estimate of $3.7 million recorded as of December 31, 2025 was decreased from $4.1 million recorded as of December 31, 2024, due to payments issued related to voluntary disclosure agreements, amounts which became statute barred in the year, and additional facts and circumstances arising which resulted in a change to the estimate. These amounts are recorded as “sales and other taxes payable” in “accrued liabilities” within “current liabilities” of the Company’s consolidated balance sheets as of December 31, 2025 and 2024.

Purchase Obligations

The Company has vendor commitments primarily relating to carrier and open purchase obligations that the Company incurs in the ordinary course of business. As of December 31, 2025, the purchase commitments were as follows:

($ in thousands)
2026	$27,223
2027	25,542
2028	16,932
2029	1,442
2030	—
Thereafter	—
Total	$71,139

Self-Insurance

The Company is self-insured for certain employee health benefits in the United States and has purchased stop-loss insurance in order to establish certain limits to its exposure on a per-claim basis, both individually and in the aggregate.

The Company provides for estimated costs to settle both known claims and claims “incurred but not yet reported” by recording a net liability for the foregoing, considering its retention and stop loss limits. Liabilities of the Company associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to the Company, as well as industry-wide loss experience and other actuarial assumptions. The Company determines its insurance obligations with the assistance of advisors. Since there are many estimates and assumptions involved in recording insurance liabilities, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. The liability for this plan was immaterial as of December 31, 2025 and 2024.

Defined Contribution Plan - Employer Contributions

The Company sponsors defined contribution plans (the “Plans”) that cover our domestic and international employees following the completion of an eligibility period, which provides for a Company matching contribution. The Company contributed $0.5 million and $0.6 million for the years ended December 31, 2025, and 2024, respectively.

Legal Contingencies

From time to time, the Company may be a party to litigation relating to claims arising in the normal course of business. As of December 31, 2025, the Company was not aware of any legal claims that could materially impact its financial condition.

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 20 – RELATED PARTY TRANSACTIONS

Transactions with affiliates of the Company

On October 30, 2024, the Company entered into the second amended and restated Investor Rights Agreement (the “Investor Rights Agreement”) with Cerberus Telecom Acquisition Corp. (“CTAC”), Searchlight (as defined above), Abry Partners, LLC (“Abry”) such that, among other terms, the Company shall take all necessary action, to cause the Board of the Company to be composed of up to 10 directors consisting of:

•up to two directors designated by CTAC, provided CTAC and its affiliates continue to own greater than 5% of the total shares of common stock of the Company;
•up to two directors designated by Abry, provided Abry and its affiliates continue to own greater than 5% of the total shares of common stock of the Company;
•up to two directors designated by Searchlight, provided Searchlight and its affiliates continue to own greater than 7,866,666 shares of common stock of the Company;
•up to three independent directors; and
•the CEO of the Company.

As a result of the ownership and the investor rights agreement, each of CTAC, Searchlight and Abry are considered affiliates of the Company.

Searchlight

Searchlight is the current sole owner of the Series A-1 Preferred Stock, as described in Note 16 — Mandatorily Redeemable Preferred Stock - Due to Affiliate, Net. Searchlight is also a holder of the Penny Warrants, as described in Note 10 — Warrants on Common Stock, which if exercised, would allow Searchlight to obtain in excess of 10% of the Company’s outstanding common stock as of December 31, 2025 and 2024, respectively.

CTAC

CTAC was the initial private equity sponsor of the Company. CTAC owned an excess of 5% of the Company’s outstanding common stock as of December 31, 2025 and 2024, respectively. In addition, affiliates of CTAC own the Private Placement Warrants as described in Note 10 — Warrants on Common Stock.

Abry

Abry owned in excess of 10% of the Company’s outstanding common stock as at December 31, 2025 and 2024, respectively.

HealthEZ, an Abry portfolio company until mid-2025, was the Company’s health insurance third-party administrator during 2024. The administration costs incurred with HealthEZ were $0.6 million for the year ended December 31, 2024. Aggregate expenses are recorded as “selling, general, and administrative expenses incurred with affiliates” in the consolidated statement of operations and comprehensive loss. The Company moved to a different third-party administrator in 2025.

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

The Company’s Chief Operating Decision Maker (“CODM”) is its President and Chief Executive Officer. The CODM uses Net Income (Loss), as reported on the consolidated statements of operations and comprehensive loss, for the purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company derives approximately 84% and 84% of its revenues from the United States for the years ended December 31, 2025 and 2024, respectively. No single customer of the Company generated 10% or more of the Company’s total net sales for the years ended December 31, 2025 and 2024, respectively. See Note 22 — Geographic Location of Long-Lived Assets for information regarding the geographic location of the Company’s assets. The measure of segment assets is reported on the Company’s consolidated balance sheets as total consolidated assets. The segment’s accounting policies are the same as the accounting policies for the Company, as described in Note 2 — Summary of Significant Accounting Policies.

The following table sets forth the operating financial results of the Company’s singular operating segment that are regularly reviewed by the Company’s CODM for the years ended December 31, 2025 and 2024:

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

	For the Year Ended December 31,
(in thousands)	2025	2024
Services revenue	$227,278	$234,247
Products revenue	58,667	51,840
Total revenue	$285,945	$286,087

Less: expenses
Cost of revenue, Services, excluding depreciation and amortization	$90,262	$93,663
Cost of revenue, Products, excluding depreciation and amortization	37,750	32,498
Salaries and benefits	74,242	91,577
Goodwill impairment	—	65,861
Depreciation and amortization	54,891	56,218
Interest expense	53,377	52,516
Professional services	10,481	10,164
Facilities and office	8,850	8,588
Channel partner commissions	7,881	7,003
License, memberships and subscriptions	7,729	8,164
Network services	5,860	2,464
Other selling, general, and administrative expenses (1)	5,480	6,906
Change in fair value of warrant liabilities to affiliates	2,405	(4,040)
Loss on sale of assets	1,115	—
Interest income	(649)	(1,120)
Income tax benefit	(1,579)	(5,937)
Foreign exchange	(4,997)	5,207
Others (2)	(4,177)	2,431
Segment net loss	$(62,976)	$(146,076)

(1) Certain expense line items which the Company deemed immaterial, both individually and in the aggregate, primarily comprised of travel and expense, sales and use tax, and bad debt expense.
(2) Included in "Other" for the year ended December 31, 2025 is $3.4 million related to a tax credit recovery, as described in Note 18 — Consolidated Financial Statement Details.

NOTE 22 – GEOGRAPHIC LOCATION OF LONG-LIVED ASSETS

The following table sets forth the geographic location of the Company’s long-lived assets, by major asset category, as of December 31, 2025, and 2024:

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements

	December 31,
($ in thousands)	2025		2024
Goodwill:
United States	$116,642	51%	$116,642	51%
Switzerland	112,202	49%	112,202	49%
Total goodwill	$228,844	100%	$228,844	100%

Intangible assets, net:
United States	$63,074	76%	$91,498	73%
Switzerland (1)	3,217	4%	14,247	11%
All other countries (2)	16,714	20%	19,312	16%
Total intangible assets, net	$83,005	100%	$125,057	100%

Property and equipment, net:
United States	$4,947	73%	$6,127	68%
Netherlands	1,125	17%	1,807	20%
All other countries (2)	672	10%	1,118	12%
Total property and equipment, net	$6,744	100%	$9,052	100%

Operating lease right-of-use assets:
United States	$766	51%	$6,850	81%
Netherlands	346	23%	1,056	13%
Malta	171	11%	12	—%
All other countries (2)	230	15%	494	6%
Total operating lease right-of-use assets	$1,513	100%	$8,412	100%

(1) Switzerland accounts for 4% of the total intangible assets as of December 31, 2025, and it was separately disclosed as it represented 11% as of December 31, 2024.
(2) No single country in “all other countries” exceeded 10% of the total balance as of December 31, 2025, and 2024.

NOTE 23 - RESTRUCTURING CHARGES

On August 14, 2024, the Company announced a restructuring plan to streamline operations and reduce costs. The restructuring plan affected approximately 240 employees and contractors in all areas across all functions. The Company incurred restructuring charges of approximately $2.0 million in connection with the plan for the year ended December 31, 2024. These charges were primarily related to severance payments and were recorded as selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. The restructuring plan was substantially completed in 2024.

NOTE 24 – LIQUIDITY

The Company identified certain negative financial trends, including recurring operating losses and fluctuating cash flows.

The Company has taken a number of actions to improve operations, including the restructuring actions as described in Note 23 — Restructuring Charges and has recorded positive cash flow for 2025 of $18.5 million. Although the Company currently expects to meet its near-term liquidity needs, there can be no assurance that its current sources of capital will be sufficient to satisfy its liquidity requirements in the future, which might require additional restructuring activities.

As of December 31, 2025, the Company had approximately $26.7 million of cash on hand and $25.0 million of capacity on the Revolving Credit Facility.

NOTE 25 – SUBSEQUENT EVENTS

KORE Group Holdings, Inc.
Notes to Consolidated Financial Statements
On February 26, 2026 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with KONA Parent, L.P., a Delaware limited partnership (“KONA Parent”), and KONA Merger Sub Co., a Delaware corporation and a wholly owned subsidiary of KONA Parent (“KONA Merger Sub”), pursuant to which, subject to the terms and conditions thereof, KONA Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of KONA Parent. In connection therewith, each share of Company common stock (other than (i) shares held by KONA Parent or KONA Merger Sub, including shares contributed to KONA Parent pursuant to certain rollover agreements that are being entered into in connection with the Merger, (ii) shares held by the Company as treasury stock and (iii) shares held by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted into the right to receive cash in the amount of $9.25 per share.

Closing of the transaction is conditioned upon, among other things, approval of the holders of a majority of the voting power represented by the outstanding shares that are entitled to vote thereon and approval by the holders of a majority of the votes cast by stockholders other than Searchlight and Abry, Board members who are affiliated with Searchlight and Abry and certain Company officers, receipt of regulatory approvals, including clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976, as amended, and by the Committee on Foreign Investment in the United States (CFIUS), and other customary closing conditions.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of this assessment, the Company’s management concluded that internal control over financial reporting was not effective as of December 31, 2025, due to the material weaknesses listed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses were reported as of December 31, 2024 and were remediated as of December 31, 2025:

•Financial Reporting Close Process – At December 31, 2025, management determined that the previously reported material weakness had been remediated, largely as a result of increased management focus on the financial reporting close processes. The previously reported material weakness at December 31, 2024 related to management not having designed and maintained effective control activities over certain aspects of financial reporting and the monthly close process, including (i) management review controls and evidence retention for the accuracy of disclosures, financial schedules, monthly close, and non-routine or complex transactions, and (ii) multiple financial reporting systems that have not been integrated and which require extensive manual processes to consolidate.
•Taxation Process – At December 31, 2025, management determined that the previously reported material weakness had been remediated, largely as a result of hiring additional tax specialists. The previously reported material weakness at December 31, 2024 related to management not having designed and maintained effective controls over the identification and monitoring of changes to tax positions in domestic and foreign tax jurisdictions to ensure the Company records its income tax expense and indirect tax obligations correctly.

•Subsidiary Operations – At December 31, 2025, management determined that the previously reported material weakness had been remediated, largely as a result of system integration and decommissioning a prior system.

The following material weaknesses in internal control over financial reporting were reported as of December 31, 2024 and continued to exist as of December 31, 2025:

•Information Technology General Controls – Management did not design and maintain effective general controls over information systems that support the order-to-cash cycle, including billing platforms. Specifically, management did not design and maintain effective (i) program change management and program development controls, (ii) logical user access controls to ensure appropriate segregation of duties and adequate restrictions of users, including those with privileged access, and (iii) controls related to critical data interfaces, data backups, and restorations.
•Order to Cash Process – Management did not design and maintain effective controls to support proper revenue recognition, including reconciliation of manual billing processes to source data, preservation of supporting documentation, and review of transactions for proper accounting treatment.

During 2025, the Company continued to take measures to remediate the design of controls associated with these material weaknesses.

•In 2025, management remediated a number of individual Information Technology General Controls, including those relating to the Company’s primary enterprise resource planning (“ERP”) system.
•In 2025, management began the planning and implementation of a new billing platform, which is expected to go live in the second half of 2026. The new billing platform is expected to limit the manual controls around the order-to-cash process and as such, we expect to remediate a significant portion of controls relating to the order-to-cash process in 2026.

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2025, our internal control over financial reporting was ineffective.

As a non-accelerated filer and a smaller reporting company, we are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. As a result, our independent registered public accounting firm has not issued an attestation report with respect to our internal control over financial reporting as of December 31, 2025.

Planned Remediation Activities

The Company continues the process of designing and implementing effective internal control measures to improve its internal control over financial reporting and remediate these material weaknesses. The Company’s efforts will include:

ITGC Remediation Actions

•Develop enhanced risk assessment procedures and controls related to changes in IT systems.
•Design and implement program change management, program development and logical access controls over relevant financial systems.
•Implement an IT management review and testing plan to monitor ITGCs.
•Implement a new billing platform from an experienced vendor and implement standard controls and procedures for such platform.

Order to Cash Remediation Actions

•Implement a new billing platform from an experienced vendor and implement standard automated controls and procedures for such platform.
•Implement controls to reconcile billing processes to source systems and/or third-party records.

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

In addition, our internal control over financial reporting is not subject to attestation by our independent registered public accounting firm under Section 404(b) of the Sarbanes-Oxley Act of 2002 as long as we maintain our status as a non-accelerated filer and a smaller reporting company.

Changes in internal controls

During the quarter ended December 31, 2025, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 30, 2026 (and is hereby incorporated by reference) pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Report of the Audit Committee of the Board” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 30, 2026 (and is hereby incorporated by reference) pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Report of the Audit Committee of the Board” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 30, 2026 (and is hereby incorporated by reference) pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Report of the Audit Committee of the Board” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 30, 2026 (and is hereby incorporated by reference) pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Report of the Audit Committee of the Board” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 30, 2026 (and is hereby incorporated by reference) pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Report of the Audit Committee of the Board” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

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

2.1
Agreement and Plan of Merger by and among KONA Parent, L.P., KONA Merger Sub Co. and the Company, dated as February 26, 2026 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 27, 2026).

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

4.3	Warrant, dated as of December 13, 2023 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on April 15, 2024).
4.4	Amended and Restated Warrant, dated as of December 13, 2023 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on April 15, 2024).
4.5	Specimen Common Stock Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement filed on Form S-1 on December 2, 2021).
4.6	Description of Securities (incorporated by reference to Exhibit 4.6 the Company’s Annual Report on Form 10-K filed on April 30, 2025).
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

Exhibit Number		Description
10.4
Second Amended and Restated Investor Rights Agreement, dated as of October 30, 2024, by and among the Company, Cerberus Telecom Acquisition Holdings LLC, each of ABRY Partners VII, L.P., ABRY Partners VII Co-Investment Fund, L.P., ABRY Investment Partnership, L.P., ABRY Senior Equity IV, L.P. and ABRY Senior Equity IV Co-Investment Fund, L.P. (the “ABRY Entities”), and Searchlight IV KOR, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on April 30, 2025).

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

10.15
Credit Agreement, dated as of November 9, 2023, by and among the Company, KORE Wireless Group, Inc., Maple Intermediate Holdings, Inc., and WhiteHorse Capital Management, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 9, 2023).

10.16	†	KORE Group Holdings, Inc. 2021 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement filed on Form S-8 on January 4, 2022).
10.17	†
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

10.19	†	KORE Group Holdings, Inc. Form of Long-Term Cash Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2024).
10.20	†	KORE Group Holdings, Inc. Form of Retention Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2024).
10.21	†	KORE Group Holdings, Inc. Form of Retention Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 14, 2025).
10.22	†
Executive Employment Agreement, dated August 14, 2024, by and among the Company, KORE Wireless Group, Inc. and Ronald Totton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 15, 2024).

10.23	†	Letter Agreement, dated April 29, 2024, by and between the Company and Ronald Totton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2024).

Exhibit Number		Description
10.24	†
Employment Agreement by and among the Company, KORE Wireless Group Inc. and Bruce William Gordon, dated July 2, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.25	†
Employment Agreement by and among the Company, KORE Wireless Group Inc. and Jack W. Kennedy Jr., dated March 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2022).

10.26	†
Employment Agreement by and among the Company, KORE Wireless Canada, Inc. and Anthony Bellomo, dated June 2, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2025).

10.27	†
Employment Agreement by and among the Company, KORE Wireless Group Inc. and Jared Deith, dated August 15, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 15, 2024).

10.28	†	General Release between the Company and Romil Bahl, dated May 4, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2024).
10.29	†
Transition Agreement, dated August 14, 2024, by and among the Company, KORE Wireless Group, Inc. and Bryan Lubel (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 15, 2024).

10.30	†	General Release between the Company and Jason Dietrich, dated February 2, 2025 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on April 30, 2025).
10.31	†
Employment Agreement by and among Paul Holtz, the Company and KORE Wireless Canada Inc., dated April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2022).

10.32	†	Form of Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 5, 2025).
10.33
Voting and Support Agreement, dated as of February 26, 2026, by and among the Company, KONA Parent, L.P. and Cerberus Telecom Acquisition Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2026).

10.34
Voting, Support and Rollover Agreement, dated as of February 26, 2026, by and among KORE Group Holdings, Inc., KONA Parent, L.P. and Searchlight IV KOR, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 27, 2026).

10.35		Form of Abry Voting and Support Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 27, 2026).
10.36		Form of Abry Voting, Support and Rollover Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 27, 2026).
10.37
Rollover, Voting and Support Agreement, dated as of March 17, 2026, by and among the Company, KONA Parent, L.P. and Dotmar Investments Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2026).

10.38
Rollover, Voting and Support Agreement, dated as of March 17, 2026, by and among the Company, KONA Parent, L.P. and Richard Burston (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2026).

10.39
Rollover, Voting and Support Agreement, dated as of March 17, 2026, by and among the Company, KONA Parent, L.P. and Terrdian Holdings Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2026).

14.1		Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on April 30, 2025).
19.1		KORE Group Holdings, Inc. Policy on Insider Trading (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on April 30, 2025).
21.1	*	List of subsidiaries of KORE Group Holdings, Inc.
23.1	*	Consent of BDO USA, P.C, Independent Registered Public Accounting Firm.
31.1	*	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	*	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
97.1	†	KORE Group Holdings, Inc. Clawback Policy, dated August 15, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2024).
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document

Exhibit Number	Description
101.Lab	Labels Linkbase Document
101.Cal	Calculation Linkbase Document
101.Sch	Schema Document
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: March 30, 2026

KORE GROUP HOLDINGS, INC.

By:	/s/ Ronald Totton
Ronald Totton
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ronald Totton	President, Chief Executive Officer and Director	March 30, 2026
Ronald Totton	(Principal Executive Officer)

/s/ Anthony Bellomo	EVP, Chief Financial Officer and Treasurer	March 30, 2026
Anthony Bellomo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Cheemin Bo-Linn	Director	March 30, 2026
Cheemin Bo-Linn

/s/ Timothy Donahue	Director	March 30, 2026
Timothy Donahue

/s/ H. Paulett Eberhart	Director	March 30, 2026
H. Paulett Eberhart

/s/ Andrew Frey	Director	March 30, 2026
Andrew Frey

/s/ David Fuller	Director	March 30, 2026
David Fuller

/s/ James Geisler	Director	March 30, 2026
James Geisler

/s/ Jay M. Grossman	Director	March 30, 2026
Jay M. Grossman

/s/ Robert P. MacInnis	Director	March 30, 2026
Robert P. MacInnis

/s/ Michael K. Palmer	Director	March 30, 2026
Michael K. Palmer