Form 10-K/A
period 2025-12-31
KORE Group Holdings, Inc.
filed 2026-04-29
CIK 1855457

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of KORE Group Holdings, Inc. (the “Company,” “KORE,” “our” or “we”) for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K. We previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that a registrant may incorporate by reference such information from a definitive proxy statement if the definitive proxy statement is filed with the SEC within 120 days after fiscal year end.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information, as of the date of this Amendment, concerning the persons who serve as our directors and executive officers:

Name	Age	Title
Ronald Totton	54	President, Chief Executive Officer, and Director
Anthony Bellomo	48	Executive Vice President, Chief Financial Officer and Treasurer
Jared Deith	36	Executive Vice President and Chief Revenue Officer
Bruce Gordon	70	Executive Vice President and Chief Operating Officer
Jack W. Kennedy Jr.	50	Executive Vice President, Chief Legal Officer and Secretary
Timothy M. Donahue	77	Director (Chair)
Cheemin Bo-Linn	72	Director
H. Paulett Eberhart	72	Director
Andrew Frey	51	Director
David Fuller	59	Director
James Geisler	59	Director
Jay M. Grossman	66	Director
Robert P. MacInnis	59	Director
Michael K. Palmer	40	Director

Executive Officers

Ronald Totton. Mr. Totton has served as our President and Chief Executive Officer, and a member of our Board since August 14, 2024. Prior to this, Mr. Totton had served as the Company’s Interim President and Chief Executive Officer since May 3, 2024, and prior to this had served as an executive officer at the Company from April 29, 2024 to May 3, 2024. Prior to joining the Company, Mr. Totton served as an advisor to Indigo Telecom, a provider of engineering services for owners and operators of digital and network infrastructure, from January 2022 to April 2024. Prior to that, from May 2020 to January 2021, Mr. Totton served as Operating Partner for Financial Services Capital Partners LLP, a private equity firm. From October 2017 to November 2019, Mr. Totton served as Chief Executive Officer for STT Cloud, a public cloud solution provider, and, from September 2010 to October 2017, held various roles at British Telecommunications plc, a telecommunications company. From January 2021 to January 2022 and November 2019 to May 2020, Mr. Totton was an independent management consultant. Mr. Totton studied Economics at McMaster University in Hamilton, Ontario, Canada. Mr. Totton’s qualifications to serve as a member of our Board include his significant experience in the telecommunications industry.

Anthony Bellomo. Mr. Bellomo has served as our Executive Vice President, Chief Financial Officer and Treasurer since June 2025. Prior to this, Mr. Bellomo spent fifteen years at Mitel Networks Corporation, where he served in financial roles of increasing responsibility, including having served as Group Vice-President, Finance M&A and Chief Accounting Officer since 2018. Previously, he served in a senior financial role at Onex Corporation and as Audit Manager at Deloitte & Touche LLP. He is a Chartered Accountant in Ontario, Canada, Certified Public Accountant in the State of Illinois and CFA charterholder. Mr. Bellomo has a Bachelor of Mathematics and Master of Accounting from the University of Waterloo in Waterloo, Ontario, Canada.

Jared Deith. Mr. Deith has served as our Executive Vice President and Chief Revenue Officer since January 31, 2025. Prior to this, Mr. Deith served as the Company’s Executive Vice President, Connected Health since August 2024. Prior to this, Mr. Deith had been serving as contracted advisor to the Company and its subsidiaries since April 2024. Previously, Mr. Deith had served as Senior Vice President, Indirect Channels and E-Commerce for the Company from January 2023 through April 2024 and as Senior Vice President, Integration from February 2022 through January 2023. Mr. Deith joined the Company in February 2022 after the Company’s acquisition of Business Mobility Partners, Inc. and Simon IoT LLC, where he served as President and Founder from July 2016 to February 2022 and as CEO and Co-Founder from September 2018 through February 2022, respectively.

Bruce Gordon. Mr. Gordon has served as our Executive Vice President and Chief Operating Officer since July 2024. Mr. Gordon also serves as Executive Chairman to GeoDigital, a provider of 3D services and geospatial intelligence software, since January 2021, where he previously served as Chief Executive officer from June 2016 to December 2020. He has also held senior roles at USHR, Pegasus PTY LTD, Infor and Descartes Systems Group. Mr. Gordon has a B.Sc. degree in Computer Information Systems.

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

Non-Employee Directors

Timothy M. Donahue. Mr. Donahue has served as a member of our Board since 2021. Mr. Donahue served as the Chief Executive Officer of Nextel Communications Inc., a nationwide wireless telecommunications company, from 1999 until 2005, when Nextel was merged with Sprint Corporation to form Sprint Nextel Corporation. Thereafter, and until 2006, Mr. Donahue was the Executive Chairman of Sprint Nextel and the Chairman of the Sprint Nextel Corporation. From 1996 until his appointment as Chief Executive Officer, Mr. Donahue served as the President and Chief Operating Officer of Nextel. During his tenure at Nextel, Nextel experienced significant improvements in financial performance, including significant growth in revenue and EBITDA. Over that same period, the market capitalization of the company increased from approximately $16 billion to approximately $40 billion. Mr. Donahue started his telecommunications career with McCaw Cellular in 1986 as president of its paging division. Mr. Donahue is currently a member of the board of managers of Ligado Networks, a wireless network provider. Mr. Donahue is a former director of AURA Network Systems, a communications company, NVR Inc., a home builder company, ADT Corporation, a home security provider; Covidien plc, a medical devices company; Eastman Kodak Company, an imaging company; Nextel Partners Inc., a telecommunications company; and Tyco International Ltd., a diversified company. Mr. Donahue also served on the board of John Carroll University and is the former chairman of the Cellular Telecommunications & Internet Association. In 2004, Institutional Investor Magazine honored Mr. Donahue as the best chief executive officer in the telecommunications services and wireless sector based on ratings by investors and brokerage firm analysts. Mr. Donahue received his BA in English Literature from John Carroll University. Mr. Donahue’s qualifications to serve as a member of our Board include his deep IoT industry knowledge and experience in leadership roles at numerous wireless and telecommunications companies.

Cheemin Bo-Linn. Dr. Bo-Linn has served as a member of our Board since 2021. She has operational experience as a Chief Executive Officer, and in multiple Vice President roles at a Fortune 100 company. Her governance expertise includes her previous election as a director of eight public companies, including as Lead Independent Director and Chair of every major committee including Chair of the Audit Committee at three publicly traded companies. From January 2013 through 2024, Dr. Bo-Linn was the Chairperson and Chief Executive Officer of Peritus Partners Inc., a global analytics and valuation accelerator company, which provides strategy and operations expertise in technology, cybersecurity, financial structures, and digital transformation. From September 2010 to November 2012, Dr. Bo-Linn was Chief Marketing Officer and Chief Revenue Officer at NetLine Corporation, the largest B2B internet digital content syndication network, and mobile applications company. Prior to NetLine Corporation, Dr. Bo-Linn held multiple C-suite and M&A partner roles at various companies, including at IBM as Vice-President growing multi-billion-dollar P&L businesses. Dr. Bo-Linn presently serves on the Board of Directors of Silvaco Group, Inc., a provider of software solutions for semiconductor and photonics design. She is a former lead independent director of Blackline Safety Corp., an IoT SaaS connected worker technologies and gas detection company, and a former member of the Board of Directors at Flux Power, an energy commerce electrification company, Lake Resources, a lithium technology company, BMCH (now Builders FirstSource), Data IO, a security company, Sphere 3d, an enterprise data services and cryptocurrency mining company, and Violin Memory, a technology company. Dr. Bo-Linn has been recognized with the “Top Women Leaders in the Boardroom” by Board Prospects, “Top 50” Directors award from the National Association of Corporate Directors, was inducted into the 2015 “Hall of Fame for Women in Technology”, and recognized as a Financial Times 2021 “Top 100 Diverse Director”. Dr. Bo-Linn holds a Doctorate of Education in “Computer-based Management Information Systems and Organizational Change” from the University of Houston and is a graduate of Stanford University Graduate School of Business Executive Certificate Program. Dr. Bo-Linn’s qualifications to serve as a member of our Board include her extensive knowledge of the IoT industry and experience as audit chair and executive and director of private and public high growth technology and SaaS companies.

H. Paulett Eberhart. Ms. Eberhart has served as a member of our Board since 2022. Ms. Eberhart has served as the Chairman and Chief Executive Officer of HMS Ventures, a privately-held business involved with technology services and the acquisition and management of real estate, since 2014. Previously, she was President and Chief Executive Officer of CDI Corp., a provider of engineering and information technology outsourcing and professional staffing services, from 2011 through 2014; Chairman and Chief Executive Officers of HMS Ventures from 2009 to 2011; and President and Chief Executive Officer from Invensys Process Systems, Inc., a process automation company, from 2007 to 2009. Ms. Eberhart had an extensive career at Electronic Data Systems (EDS) serving in various executive, financial, and operational roles. Ms. Eberhart is a Certified Public Accountant and is also a director of LPL Financial Holdings Inc., Valero Energy Corporation and Fluor Corporation. She is a former director of Anadarko Petroleum Corporation, serving as lead director, Advanced Micro Devices (AMD) and Cameron International Corporation. Ms. Eberhart’s qualifications to serve as a member of our Board include her significant experience as an executive and director of technology companies.

Andrew Frey. Mr. Frey has served as a member of our Board since November 2023. Mr. Frey is a partner at Searchlight Capital, a global private equity firm. Prior to joining Searchlight Capital, in 2011, Mr. Frey was a managing principal at Quadrangle Group, where he primarily focused on telecommunications and technology investments. Mr. Frey has previously served on the board of directors for Mitel Networks Corporation and currently serves on the board of directors of each of Consolidated Communications Holdings, Inc. and Ziply Fiber, LLC. Mr. Frey received a B.S. in finance and B.A.S. in systems engineering from the University of Pennsylvania. Mr. Frey’s qualifications to serve as a member of our Board include his significant experience as a director of technology companies.

David Fuller. Mr. Fuller has served as a member of our Board since November 2023. Mr. Fuller is currently an Operating Partner at Searchlight Capital, and previously served as a Senior Advisor to the Technology, Media and Telecom practice at Boston Consulting Group, a global management consulting firm. From March 2021 to January 2022, Mr. Fuller was the President of Rogers Wireless at Rogers Communications Inc., a Canadian communications and media company. Previous to this, from 2014 to January 2019, Mr. Fuller was Executive Vice President of TELUS Corporation (“TELUS”), a Canadian telecommunications company, where he held the role of President, TELUS Consumer and Small Business Solutions. He also served as the Chief Marketing Officer of TELUS from 2009 to 2014 and the Senior Vice President, Business Solutions Marketing from 2004 to 2009. Prior to joining TELUS, Mr. Fuller spent almost 15 years in the management consulting industry with a number of firms, culminating in the country managing partner role at KPMG Consulting. He has also previously served as a director for Great-West Lifeco, Canada Life, Mitel Networks Corporation and currently serves as a director on the boards of directors of Consolidated Communications Holdings, Inc. and Ziply Fiber LLC. Mr. Fuller is a professional engineer and holds an MBA from the Schulich School of Business at York University and a Bachelor of Applied Science in Engineering from Queen’s University. Mr. Fuller’s qualifications to serve as a member of our Board include his significant experience as a director of technology companies.

James Geisler. Mr. Geisler has served as a member of our Board since 2022. Mr. Geisler has been an independent consultant since May 2021. From 2014 through May 2021, Mr. Geisler was a Senior Operating Partner of Cerberus Operations & Advisory Company, a management and advisory company (“COAC”), where he led due diligence matters and operational initiatives. Mr. Geisler is co-Chairman of Stratolaunch and Resonant Sciences and Audit Committee Chairman of SubCom. Mr. Geisler has previously been a member of the board of directors of DynCorp International, PaxVax, Keane Group and Your Community Bank. Prior to joining COAC, Mr. Geisler was co-Chief Financial Officer for United Technologies Corporation, a technology company (“UTC”), from 2004 to 2008 and responsible for UTC’s acquisition strategy and activity. Mr. Geisler graduated summa cum laude from the University of Kentucky with a B.B.A. in finance and earned an MBA at the University of Virginia’s Darden Graduate School of Business Administration. Mr. Geisler’s qualifications to serve as a member of the Board include his long-term previous experience as a public company director.

Jay M. Grossman. Mr. Grossman has served as a member of our Board since 2023. Mr. Grossman is the Chair of ABRY Partners, LLC, a private equity fund, which he joined in 1996. Prior to joining ABRY Partners, Mr. Grossman was Managing Director and co-head of the Media and Entertainment Group at Prudential Securities, Inc., a financial services company, and a member of the corporate finance department of Kidder, Peabody & Company, a securities firm. Mr. Grossman is currently a director of Nexstar, where he has served since 1997, and was its Vice President and Assistant Secretary from 1997 until March 2002. He has been Chair of Nexstar’s Compensation Committee since September 2022. Previously, Mr. Grossman served on the board of directors of a wide variety of companies including Atlantic Broadband, Q9 Networks, Sidera Networks, WideOpenWest Holdings, Consolidated Theaters, Country Road Communications, Monitronics International, Caprock Communications, Cyrus One Networks, Executive Health Resources and Hosted Solutions. Mr. Grossman received an MBA from Harvard Business School and is an honors graduate of Dickinson College. Mr. Grossman’s qualifications to serve as a member of the Board include his long-term experience as a public company director with Nexstar and his service on the boards of various private companies in diverse industries.

Robert P. MacInnis. Mr. MacInnis has served as a member of our Board since 2021. Mr. MacInnis has worked at ABRY Partners since December 1998, where he is currently a Senior Advisor. Mr. MacInnis also currently serves on the board of directors of Aegis Sciences Corp. In the past, Mr. MacInnis has served on the board of Consolidated Theatres, RCN Cable, Sidera Networks, Network Communications, Inc., XAnd, Datapipe, North American Dental Group, Muzak LLC, Proquest, Psychological Services, Inc., and several others. Prior to working at ABRY Partners, Mr. MacInnis was a senior manager at PricewaterhouseCoopers LLP from June 1991 through May 1997. Mr. MacInnis graduated summa cum laude from Merrimack College with a B.S. in business and received an M.B.A. summa cum laude from Boston University. Mr. MacInnis’ qualifications to serve as a member of our Board include his significant transactional and management experience developed over his career with ABRY Partners.

Michael K. Palmer. Mr. Palmer has served as a member of our Board since 2021. Mr. Palmer has served as a Managing Director at Cerberus within Cerberus’ private equity platform, which invests in global companies across various industries and geographies. In this role, Mr. Palmer helps support Cerberus’ private equity investments in healthcare, telecommunications and technology companies. Mr. Palmer has assisted in the identification of opportunities to collaborate with innovative managers and invest in sectors undergoing transformation. Mr. Palmer has also contributed to the development of Cerberus’ investing practice in emerging markets and he currently serves on Cerberus’ Emerging Markets Investment Committee. Mr. Palmer is also on the board of directors of Stratolaunch, an American aerospace company that develops and operates technologies to fulfill national priorities; and AURA Network Systems, a company focused on developing a dedicated nationwide air-to-ground wireless communications network. Mr. Palmer previously served on the board of directors of Steward Health Care, an accountable care organization, Covis Pharma, a specialty pharmaceuticals company, PaxVax Global, a global specialty vaccines business, and Print Media Holdings, a division of YP Holdings, which was an advertising solutions platform that Cerberus carved out of AT&T. Mr. Palmer is a graduate of Duke University. Mr. Palmer’s qualifications to serve as a member of our Board include his significant management experience developed over his career with Cerberus and prior service on the boards of various companies.

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

You can access our Audit Committee charter, our Nominating and Corporate Governance Committee Charter, our Compensation Committee Charter, our Corporate Governance Guidelines, and our Code of Ethics on our website at https://ir.korewireless.com/corporate-governance/governance-documents, or by writing to our Secretary at our offices at 1155 Perimeter Center West, 11th Floor, Atlanta, Georgia 30338. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website rather than by filing a Current Report on Form 8-K.

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

Board Composition

Our Board currently consists of ten (10) members: Timothy M. Donahue (Chair), Cheemin Bo-Linn, H. Paulett Eberhart, Andrew Frey, David Fuller, James Geisler, Jay M. Grossman, Robert P. MacInnis, Michael K. Palmer, and Ronald Totton. Subject to obtaining any required stockholder votes or consents under the Second Amended and Restated Investor Rights Agreement, our directors may be removed from office at any time, but only for cause and only by the affirmative vote of the holders of at least a majority of the voting power of all of the then outstanding shares of our voting stock entitled to vote at an election of directors.

Notwithstanding the foregoing, the ABRY Entities, Searchlight, and Sponsor, (each, a “Holder”) each agree to vote, or cause to be voted, all shares of common stock owned by such Holder, or over which such Holder has voting control, and the Company agrees to take all necessary action, from time to time and at all times, to ensure: (i) pursuant to the terms and conditions of the Second Amended and Restated Investor Rights Agreement, the removal for cause of any director designated to the Company by the ABRY Entities, Searchlight or Sponsor upon the written request of the ABRY Entities, Searchlight or Sponsor, respectively; and (ii) that the vacancy, caused by reason of death, removal for cause or resignation, of any director designated to the Company by the ABRY Entities, Searchlight or Sponsor be filled by the replacement director designated to the Company by the ABRY Entities, Searchlight or Sponsor, respectively, as promptly as practicable after such designation (and in any event prior to the next meeting or action of the Board or applicable committee).

Second Amended and Restated Investor Rights Agreement

On October 30, 2024, the Company entered into the Second Amended and Restated Investor Rights Agreement, pursuant to which the Company agreed to take all necessary action to cause the Board to be comprised of up to ten (10) directors, including: (i) up to two (2) individuals designated by the ABRY Entities; (ii) up to two (2) individuals designated by the Sponsor; (iii) up to two (2) individuals designated by Searchlight; (iv) the Chief Executive Officer of the Company, whom shall initially be Ronald Totton; and (v) up to three (3) independent directors recommended by the Company’s Nominating and Corporate Governance Committee, which shall initially be Mr. Donahue, Dr. Bo-Linn and Ms. Eberhart.

Pursuant to the Second Amended and Restated Investor Rights Agreement, the directors are divided into three (3) classes of directors, with each class serving for staggered three (3)-year terms. Subject in each case to the terms and conditions of the Second Amended and Restated Investor Rights Agreement, (i) the Class I directors shall include two (2) independent directors nominated by the Nominating and Corporate Governance Committee and approved by the Board, one (1) director designated by Searchlight, and one (1) director designated by the Sponsor; (ii) the Class II directors shall include one (1) independent director nominated by the Nominating and Corporate Governance Committee and approved by the Board, one (1) director designated by Searchlight, and one (1) director designated by the Sponsor; and (iii) the Class III directors shall include the Chief Executive Officer of the Company, and two (2) directors designated by the ABRY Entities. The chairperson of the Board is selected by a majority of the Board. As a result of the Second Amended and Restated Investor Rights Agreement and the aggregate voting power of the parties to the agreement, the parties to the agreement acting in conjunction control the election of directors of KORE.

Our Board is divided among the three classes as follows:

•the Class I directors are Timothy M. Donahue, Cheemin Bo-Linn, Andrew Frey and James Geisler, and their terms will expire at the Annual Meeting to be held in 2028, if any;

•the Class II directors are David Fuller, Michael K. Palmer and H. Paulett Eberhart, and their terms expire at the Annual Meeting of Stockholders to be held in 2026, if any; and
•the Class III directors are Jay M. Grossman Robert P. MacInnis and Ronald Totton,, and their terms will expire at the Annual Meeting of Stockholders to be held in 2027, if any.

Board Leadership Structure and Role in Risk Oversight

Risk assessment and oversight are an integral part of our governance and management processes. Our Board encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management intends to review these risks with the Board at regular Board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through its Audit Committee, which oversees risks inherent in its area of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including business continuity risks, and our Audit Committee is responsible for overseeing our major financial and cybersecurity risk exposures and the steps our management has taken to monitor and control these exposures. The Audit Committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related person transactions. The Board does not believe that its role in the oversight of our risks affects the Board’s leadership structure.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of any class of our equity securities, who collectively we generally refer to as insiders, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company’s common stock, par value $0.0001 per share (the “common stock”), and other equity securities of the Company. Based upon a review of reports filed with the SEC, we believe that during the 2025 fiscal year our insiders complied with all applicable filing requirements, except that Mr. Deith filed a Form 4 39 business days late on May 28, 2025 and each of Messrs. Holtz and Kennedy filed a Form 4 one business day late on May 28, 2025. These late filings reported vestings of Restricted Stock Units earlier granted to the reporting persons and were due to administrative delays in the Company’s stock administration process. In addition, Mr. Bellomo filed a Form 3 20 business days late on July 15, 2025 and a Form 4 28 business days late on July 15, 2025 in respect of a grant of Restricted Stock Units. These late filings were due to a delay in obtaining EDGAR filer codes following Mr. Bellomo’s appointment to his role.

COMMITTEES OF THE BOARD

Our Board has established a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, each of which operates under a written charter that has been approved by our Board.

Audit Committee

Our Audit Committee’s responsibilities include:

•reviewing, overseeing, and discussing with the independent registered public accounting firm their annual audit plan, including the timing and scope of audit activities, and monitoring such plan’s progress and results during the year;
•discussing with our independent registered public accounting firm their independence from management;
•electing, retaining, compensating, overseeing, and, if necessary, terminating, any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review, or attest services for the Company;
•reviewing and discussing the annual audited financial statements and quarterly financial statements, the form of audit opinion to be issued by the auditors, and the Company’s disclosures;
•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;
•reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and
•establishing procedures for (i) the receipt, retention, and treatment of complaints received by the Corporation regarding accounting, internal accounting controls, or auditing matters and (ii) the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

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

The Audit Committee met 11 times in 2025.

Compensation Committee

Our Compensation Committee’s responsibilities include:

•reviewing at least annually the goals and objectives of the Company’s executive compensation plans, and modifying these goals and objectives if the Committee deems it appropriate;
•evaluating annually the performance of the Chief Executive Officer in light of the goals and objectives of the Company’s executive compensation plans;
•evaluating at least annually the performance of the other executive officers of the Company in light of the goals and objectives of the Company’s executive compensation plan;
•reviewing and recommending to the Board the adoption of or changes to the compensation of the Company’s independent directors; and
•reviewing and approving all perquisites, special cash payments and other special compensation and benefit arrangements or other personal benefits to the Company’s executive officers and directors and recommending any changes to the Board with respect to directors.

The Compensation Committee charter is available on our website at https://ir.korewireless.com/corporate-governance/governance-documents. The members of the Compensation Committee are Andrew Frey, Jay M. Grossman, Robert P. MacInnis and Michael K. Palmer and Mr. Frey serves as the Chair of the committee. The Compensation Committee did not formally meet during 2025 but rather conducted its business by unanimous written consent.

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
•overseeing engagement with stockholders and proxy advisory firms; and
•reviewing and discussing with management disclosure of the Company’s corporate governance practices, including information regarding the operations of the Board committees, director independence and the director nominations process, and recommending that this disclosure be included in the Company’s proxy statement or Annual Report on Form 10-K.

The Nominating and Corporate Governance Committee charter is available on our website at https://ir.korewireless.com/corporate-governance/governance-documents. The members of the Nominating and Corporate Governance Committee are Cheemin Bo-Linn, Robert P. MacInnis, H. Paulett Eberhart, and David Fuller. Mr. MacInnis serves as the Chair of the committee.

The Nominating and Corporate Governance Committee did not formally meet during 2025 but rather conducted its business by unanimous written consent.

ITEM 11.    EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our “named executive officers”. For the fiscal year ended December 31, 2025, our named executive officers and their positions with us were as follows:

•Ronald Totton, President and Chief Executive Officer;
•Jack W. Kennedy Jr., Executive Vice President, Chief Legal Officer and Secretary; and
•Jared Deith, Executive Vice President and Chief Revenue Officer.

2025 Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the fiscal years ended December 31, 2025 and December 31, 2024:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Ronald Totton	2025	$600,000	$641,250	$334,600	$600,000	$30,024	$2,205,874
President and Chief Executive Officer	2024	$466,732	$225,000	$—	$860,500	$28,498	$1,580,730

Jared Deith	2025	$395,833	$274,609	$179,250	$300,000	$22,385	$1,172,077
Executive Vice President and Chief Revenue Officer	2024	$183,943	$150,000	$65,760	$360,000	$14,796	$774,499

Jack W. Kennedy Jr.	2025	$385,000	$267,094	$35,850	$200,000	$23,134	$911,078
Executive Vice President, Chief Legal Officer, and Secretary	2024	$348,357	$141,717	$90,852	$—	$31,697	$612,623

(1) The amounts in this column represent annual cash bonuses paid to Messrs. Totton, Kennedy and Deith with respect to fiscal year 2025, a signing bonus to Mr. Totton, and second-half fiscal year 2024 bonuses paid to Mr. Totton and Kennedy, as further described in the section below titled “Narrative to 2025 Summary Compensation Table - Annual Cash Bonuses.” Mr. Deith received a guaranteed cash bonus of $150,000 for fiscal year 2024.

(2) The amounts reported in this column represent the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of the stock awards that were granted to each of our named executive officers under the Incentive Plan (as defined below) in fiscal year 2025. Please see the section below titled “Narrative to 2025 Summary Compensation Table - Long-Term Equity Compensation” and the “Outstanding Equity Awards at 2025 Fiscal Year-End” table below for further details on these grants.

(3) The amounts reported in this column represent, for fiscal year 2025, the following: (a) the aggregate matching contributions to the KORE 401(k) Retirement Savings Plan made by the Company that vested in fiscal year 2024 for Mr. Totton ($6,551) and Mr. Kennedy ($9,785) and (b) health insurance and other welfare benefit premiums paid by the Company in fiscal year 2024 on behalf of Mr. Totton ($23,742), Mr. Kennedy ($13,349), and Mr. Deith ($22,385).

Narrative to 2025 Summary Compensation Table

Base Salaries

In fiscal year 2025, the named executive officers received an annual base salary to compensate them for services rendered to the Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Mr. Totton’s annual base salary as CEO was $600,000 per annum. Mr. Kennedy’s base salary was $385,000 per annum. Mr. Deith’s base salary was $350,000 per annum until February 1, 2025, when it was increased to $400,000 per annum. The actual base salaries earned by our named executive officers for fiscal year 2025 are set forth above in the “2025 Summary Compensation Table.”

Annual Cash and Other Bonuses

We incentivize our named executive officers with performance-based annual cash bonuses that are intended to reward the achievement of corporate performance objectives, which for fiscal year 2025 included Company revenue and Adjusted EBITDA objectives established by our Compensation Committee in February 2025. The target percentage amounts for the annual cash bonuses for each of our named executive officers are set forth in the applicable executive’s employment agreement. Based on the Company’s fiscal year 2025 performance, Messrs. Totton, Kennedy and Deith received an annual cash bonus in fiscal year 2026 of $416,250, $267,094 and $274,609.

Messrs. Totton and Kennedy were each eligible to receive annual target cash bonuses of up to 75% of their 2024 base salaries payable in 2025. Based on the Company’s fiscal year 2024 performance, the corporate performance objectives described above were not achieved, and therefore our named executive officers did not receive a performance-based annual cash bonus in fiscal year 2025.

In October 2024, our Compensation Committee approved a Second-Half 2024 Short-Term Incentive Program for certain employees, including Mr. Kennedy, which included Company revenue and Adjusted EBITDA objectives for the second half of fiscal year 2024. Based on the Company’s performance for the second half of fiscal 2024, Mr. Kennedy received $141,717.

Mr. Totton received a signing bonus of $450,000, of which half was payable and paid in 2024 as set forth in the 2024 Summary Compensation Table, and half of which was paid in 2025.

Cash Long-Term Incentive Compensation

In 2024, Messrs. Totton and Kennedy were each granted cash awards in the amount of $700,000 and $360,000, respectively, of which (i) one-third of the cash award shall vest and become payable in three substantially equal installments on the first three anniversaries of the grant date, and (ii) two-thirds of the cash award shall vest and become payable based upon the Company’s achievement of specified corporate performance metrics, as determined by the Board in its sole discretion, during the applicable performance periods set forth in the cash award, vesting in equal installments on March 31, 2026 and March 31, 2027, if the targets are achieved, and in each case subject to the continued employment by the Company from the grant date through the applicable vesting date, although the employment agreements for each of Messrs. Totton and Kennedy allow for the time-vesting portion to accelerate upon termination without cause or for good reason.

In 2025, Messrs. Totton, Kennedy and Deith were each granted cash awards in the amount of $600,000, $200,000 and $300,000, respectively, which shall vest and become payable based on the Company’s achievement of specified corporate performance metrics, as determined by the Board in its sole discretion, during the applicable performance period set forth in the cash award, ending on December 31, 2026.

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

Equity Grants in 2025

On June 30, 2025, Mr. Totton was granted an award of restricted stock units in respect of 40,000 shares of common stock, Mr. Deith was granted an award of restricted stock units in respect of 25,000 shares of common stock, and Mr. Kennedy was granted an award of restricted stock units in respect of 15,000 shares of common stock. Each award vests in full one year from the date of grant.

On June 30, 2025, Mr. Totton was granted an award of restricted stock units in respect of 100,000 shares of common stock, and Mr. Deith was granted an award of restricted stock units in respect of 50,000 shares of common stock. Each award vests in four equal installments on each of the four following anniversaries of the grant date.

Other Elements of Compensation

Retirement Plans

In fiscal year 2025, the named executive officers participated in a 401(k) retirement savings plan maintained by KORE. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In fiscal year 2025, contributions made by participants in the Company’s 401(k) plan were matched up to a specified percentage of the employee contributions on behalf of the named executive officers. These matching contributions are generally unvested as of the date on which the contribution is made, and vest 25% over a four-year period, subject to continued service. Our named executive officers will continue to participate in the Company’s 401(k) plan on the same terms as other full-time employees.

Employee Benefits and Perquisites

Health/Welfare Plans

In fiscal year 2025, the named executive officers participated in health and welfare plans maintained by KORE, including:

•medical, dental and vision benefits for which the Company pays the full amount of the premiums on behalf of our named executive officers;
•medical and dependent care flexible spending accounts;
•short-term and long-term disability insurance and accidental death and dismemberment insurance;
•life insurance; and
•vacation and paid holidays.

No Tax Gross-Ups

In fiscal year 2025, KORE did not make gross-up payments to cover the named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by KORE.

Retention Agreements

On October 30, 2025, the Special Committee (the “Special Committee”) of the Board approved retention awards (each, a “Retention Award”) for key employees of the Company including its named executive officers (each, a “Participant”) to retain such employees in light of the Board’s formation of the Special Committee to consider and evaluate a potential strategic transaction involving the Company or an alternative thereto. The Participant’s eligibility to receive a Retention Award is subject to continued employment with the Company or one of its subsidiaries through the 18-month anniversary of the date of the retention awards (the “Retention Period”). If a Participant’s employment ends prior to the end of the Retention Period, the Participant will forfeit the right to receive the Retention Award; provided, however, that, for the named executive officers, if a Participant’s employment is terminated without Cause (as defined in the Participant’s award letter) or such Participant resigns for Good Reason (as defined in the Participant’s award letter), the Retention Award will become due and payable no later than 60 days after such termination without Cause or resignation for Good Reason (as applicable). Otherwise, the Retention Award will become due and payable no later than 60 days after the end of the Retention Period. Messrs. Totton, Kennedy and Deith were granted a Retention Award of $400,000, $250,000 and $150,000, respectively.

Employment Agreements

On April 29, 2024, the Company and the Mr. Totton entered into a Letter Agreement whereby Mr. Totton was employed by the Company as the Interim President and Chief Executive Officer of the Company (the “Letter Agreement”). On August 14, 2024, the Letter Agreement was terminated, and Mr. Totton entered into an employment agreement with the Company to serve as its President and Chief Executive Officer.

On August 15, 2024, Mr. Deith entered into an employment agreement with the Company to serve as its Executive Vice President, Connected Health. On January 31, 2025, Mr. Deith was appointed the Company’s Executive Vice President and Chief Revenue Officer.

On March 10, 2022, Mr. Kennedy entered into an employment agreement with the Company to serve as its Executive Vice President, Chief Legal Officer, and Secretary.

Each of Messrs. Totton’s, Deith’s and Kennedy’s employment agreements provide for an initial five-year term subject to automatic one-year renewal terms thereafter, unless either the Company or the applicable executive provides 30 days’ advance written notice of its or his intent not to renew the term.

Pursuant to their respective employment agreement, each executive is entitled to the following salaries: for Mr. Totton, $600,000, for Mr. Deith, $350,000 and for Mr. Kennedy, $300,000. Each executive’s salary will be reviewed annually by our Board solely for upward adjustment at the Board’s discretion. Each of Messrs. Totton’s, Deith’s and Kennedy’s employment agreements also provide that each such executive is eligible to earn an annual bonus, with a target bonus opportunity of 75% of his base salary.

Pursuant to the terms of their respective employment agreement, each of Messrs. Totton, Deith and Kennedy are entitled to receive severance payments and benefits in certain limited circumstances. Such severance payments and benefits are described in more detail below in the section titled “Potential Payments Upon Termination or Change in Control”.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards held by our named executive officers as of December 31, 2025.

	Stock awards
Name	Grant date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: number of unearned shares, units, or other rights that have not vested (#)	Equity incentive plan awards: market value of unearned shares, units, or other rights that have not vested ($)(1)
Ronald Totton	8/14/2024	183,334 (2)	$773,669	—	$—
	6/30/2025	40,000 (3)	$168,800	—	$—
	6/30/2025	100,000 (4)	$422,000	—	$—
Jared Deith	8/15/2024	3,706 (5)	$15,639	—	$—
	6/30/2025	25,000 (6)	$105,500	—	$—
	6/30/2025	50,000 (7)	$211,000	—	$—
Jack W. Kennedy Jr.	3/7/2023	—	$—	15,567 (8)	$65,693
	2/9/2023	5,189 (9)	$21,898	—	$—
	5/22/2024	16,000 (10)	$67,520	—	$—
	6/30/2025	15,000 (11)	$63,300	—	$—

(1) Calculated based on the closing price for our common stock on December 31, 2025, which was $4.22.
(2) Represents RSUs granted upon transition from Interim CEO to CEO, of which 16,666 RSUs shall vest on the first anniversary of the grant date, 54,166 RSUs shall vest on the second anniversary of the grant date, 54,168 RSUs shall vest on the third anniversary of the grant date, and 75,000 RSUs shall vest on the fourth anniversary of the grant date.
(3) Represents RSUs which will vest in full on June 30, 2026, assuming the continuous employment or service of the reporting person with the issuer.
(4) Represents RSUs which will vest in four equal installments on each of the following four anniversaries of the grant date, assuming the continuous employment or service of the reporting person with the issuer.
(5) Represents RSUs which will vest in two equal installments on each of February 9, 2025 and February 9, 2026.
(6) Represents RSUs which will vest in full on June 30, 2026.
(7) Represents RSUs which will vest in four equal installments on each of the following four anniversaries of the grant date.
(8) Represents PSUs outstanding assuming the Company performance targets are met at 100%. These PSUs will vest on March 31, 2026, assuming the achievement of at least a threshold relating to Company performance targets.
(9) Represents RSUs which vested equally on February 9, 2025 and February 9, 2026.
(10) Represents RSUs which will vest in three equal installments on each anniversary of the grant date.
(11) Represents RSUs which will vest in full on June 30, 2026, assuming the continuous employment or service of the reporting person with the issuer.

Potential Payments Upon Termination or Change in Control

Ronald Totton

Mr. Totton is entitled to receive severance payments and benefits upon a qualifying termination of his employment by the Company “without cause” (as defined in the employment agreement and which includes a termination due to non-extension of the employment term by the Company) or by Mr. Totton for “good reason” (as defined in the employment agreement) consisting of the following, in addition to accrued benefits:

•any annual bonus earned but unpaid with respect to the Company’s fiscal year ending on or preceding the date of termination;
•payment of the base salary in effect immediately preceding the date of termination (or, if greater, Mr. Totton’s salary in effect immediately preceding a material reduction in his then current salary, for which Mr. Totton has terminated his employment for good reason) for the period equal to twelve (12) months, payable in accordance with the established payroll practices of the Company (but no less frequently than monthly), beginning on the first payroll date following 60 days after the date of termination, with Mr. Totton to receive at that time a lump sum payment with respect to any installments that he was entitled to receive during the first 60 days following the date of termination, and the remaining payments made as if they had commenced immediately following the date of termination;
•a prorated annual bonus for the fiscal year in which the termination occurs, calculated based on actual achievement and paid at the same time annual bonuses are generally paid to other executives for the relevant year;
•continuation of any health care (medical, dental and vision) plan coverage provided to Mr. Totton and his dependents during the severance period (or cash payments in lieu of such benefits if such continuation is not feasible under the terms of the plan or program pursuant to which coverage is provided or the Company reasonably determines that such continuation would adversely affect the tax status of such plan or program); provided that such continued coverage will terminate in the event Mr. Totton becomes eligible for coverage under another employer’s plans;
•all unvested equity or equity-based awards in the Company or its affiliates that vest solely based on passage of time will automatically vest; and
•payment of one year of outplacement services from an outplacement service provider of Mr. Totton’s choice, limited to $20,000 in total.

If Mr. Totton’s employment terminates by reason of his death or “disability” (as defined in the employment agreement), in addition to any accrued benefits, Mr. Totton or his estate is entitled to receive payment of any prior year annual bonus, the prorated annual bonus described above, and the equity vesting treatment described above, as well as any benefits to which he is entitled by law (at Mr. Totton’s or his estate’s sole expense) pursuant to COBRA.

Any severance benefits or payments payable to Mr. Totton pursuant to his employment agreement are subject to his execution of a release of claims and continued compliance with the applicable restrictive covenants. Pursuant to his employment agreement, while employed by the Company (or any subsidiary or affiliate of the Company) and during the 24-month period following termination, Mr. Totton is subject to non-competition and non-solicitation of customers and employees covenants, as well as perpetual confidentiality.

Jared Deith

Mr. Deith is entitled to receive severance payments and benefits upon a qualifying termination of his employment by the Company “without cause” (as defined in the employment agreement and which includes a termination due to non-extension of the employment term by the Company) or by Mr. Deith for “good reason” (as defined in the employment agreement) consisting of the following, in addition to accrued benefits:

•any annual bonus earned but unpaid with respect to the Company’s fiscal year ending on or preceding the date of termination;
•payment of the base salary in effect immediately preceding the date of termination (or, if greater, Mr. Deith’s salary in effect immediately preceding a material reduction in his then current salary, for which Mr. Deith has terminated his employment for good reason) for the period equal to twelve (12) months, payable in accordance with the established payroll practices of the Company (but no less frequently than monthly), beginning on the first payroll date following 60 days after the date of termination, with Mr. Deith to receive at that time a lump sum payment with respect to any installments that he was entitled to receive during the first 60 days following the date of termination, and the remaining payments made as if they had commenced immediately following the date of termination;
•a prorated annual bonus for the fiscal year in which the termination occurs, calculated based on actual achievement and paid at the same time annual bonuses are generally paid to other executives for the relevant year;
•continuation of any health care (medical, dental and vision) plan coverage provided to Mr. Deith and his dependents during the severance period (or cash payments in lieu of such benefits if such continuation is not feasible under the terms of the plan or program pursuant to which coverage is provided or the Company reasonably determines that such continuation would adversely affect the tax status of such plan or program); provided that such continued coverage will terminate in the event Mr. Totton becomes eligible for coverage under another employer’s plans; and
•all unvested equity or equity-based awards in the Company or its affiliates that vest solely based on passage of time will automatically vest.

If Mr. Deith’s employment terminates by reason of his death or “disability” (as defined in the employment agreement), in addition to any accrued benefits, Mr. Deith or his estate is entitled to receive payment of any prior year annual bonus, the prorated annual bonus described above, and the equity vesting treatment described above, as well as any benefits to which he is entitled by law (at Mr. Deith’s or his estate’s sole expense) pursuant to COBRA.

Any severance benefits or payments payable to Mr. Deith pursuant to his employment agreement are subject to his execution of a release of claims and continued compliance with the applicable restrictive covenants. Pursuant to his employment agreement, while employed by the Company (or any subsidiary or affiliate of the Company) and during the 24-month period following termination, Mr. Deith is subject to non-competition and non-solicitation of customers and employees covenants, as well as perpetual confidentiality.

Jack W. Kennedy Jr.

Mr. Kennedy is entitled to receive severance payments and benefits upon a qualifying termination of his employment by the Company “without cause” (as defined in his employment agreement and which includes a termination due to non-extension of the employment term by the Company) or by Mr. Kennedy for “good reason” (as defined in his employment agreement) consisting of the following, in addition to accrued benefits:

•any annual bonus earned but unpaid with respect to the Company’s fiscal year ending on or preceding the date of termination;

•payment of base salary in effect immediately preceding the date of termination (or, if greater, Mr. Kennedy’s base salary in effect immediately preceding a material reduction in his then current base salary, for which he has terminated his employment for good reason) equal to 12 months, payable in accordance with the established payroll practices of the Company;
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

If Mr. Kennedy’s employment terminates by reason of his death or “disability” (as defined in his employment agreement), in addition to any accrued benefits, such executive (or such executive’s estate, as applicable) is entitled to receive payment of any prior year annual bonus and the prorated annual bonus described above, as well as any benefits to which he is entitled by law (at such executive’s sole expense) pursuant to COBRA.

Any severance benefits or payments payable pursuant to Mr. Kennedy under his respective employment agreement are subject to his execution of a release of claims. Pursuant to Mr. Kennedy’s employment agreement, while employed by the Company (or any subsidiary or affiliate of the Company) and during the 24-month period following termination, Mr. Kennedy is subject to non-competition and non-solicitation of customers and employees covenants, as well as perpetual confidentiality.

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

•An annual cash retainer of $10,000 for each non-employee director serving on the Audit Committee, the Compensation Committee or the Nomination and Corporate Governance Committee;

•An annual cash retainer of $20,000 for each non-employee director chairing the Audit Committee, the Compensation Committee or the Nominating and Corporate Governance Committee;

•A cash payment of $2,000 to each non-employee director serving on the Audit Committee for each meeting of the Audit Committee exceeding eight (8) meetings in one year;

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

In addition, each non-employee director serving on the Board as of the date of the Closing was entitled to receive (i) 3,000 RSUs, each of which vests in equal annual installments on each of the first three anniversaries of the Closing, subject to continued service through each such vesting date, and (ii) 4,226 RSUs, each of which vested in full on the one-year anniversary of the Closing.

For their service on a special committee of the Board established on March 31, 2025, to, among other things, review, evaluate, negotiate, and recommend for or against a possible strategic sale of the Company and alternatives thereto, Messrs. Donahue and Geisler each received a payment of $50,000, payable in 6 monthly installments, for their service on the Special Committee.

The following table sets forth information regarding compensation earned by our non-employee directors for their Board service during the year ended December 31, 2025:

Name	Fees earned or paid in cash ($)	Stock Awards (1) ($)	Total ($)
Timothy M. Donahue, Chair	$140,000	$150,000	$290,000
Cheemin Bo-Linn	$86,000	$150,000	$236,000
H. Paulett Eberhart	$66,000	$150,000	$216,000
Andrew Frey (2)	$—	$—	$—
David Fuller (2)	$—	$—	$—
James Geisler	$116,000	$150,000	$266,000
Jay M. Grossman (2)	$—	$—	$—
Robert P. MacInnis (2)	$—	$—	$—
Michael K. Palmer (2)	$—	$—	$—

(1) The amounts reported in this column represent the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of stock awards granted to certain of our non-employee directors. As of December 31, 2025, certain of our non-employee directors held outstanding awards of RSUs in the following amounts: Messrs. Donahue and Geisler, Dr. Bo-Linn, and Ms. Eberhart, each 58,139.
(2) Each of Messrs. Frey, Fuller, Grossman, MacInnis and Palmer declined to receive compensation in respect of their service on our Board during fiscal year 2025.

Compensation Committee Interlocks and Insider Participation

During 2025, Mr. Frey, Mr. Grossman, Mr. MacInnis and Mr. Palmer served on the Compensation Committee. None of the current or past members of our Compensation Committee is or has been an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board) or director of any entity that has one or more executive officers serving on our Compensation Committee or the Board. There were no compensation committee interlocks or insider participation in compensation decisions that are required to be disclosed in this proxy statement. None of the members of the Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 3, 2026, certain information based on filings with the SEC and information that has been provided to the Company with respect to the beneficial ownership of shares of the Company common stock for (i) each stockholder who is known by the Company to own beneficially more than five percent of the outstanding shares of Company common stock, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers and (iv) all of the Company’s current directors and executive officers as a group.

Beneficial ownership of common stock is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Unless otherwise indicated by footnote, the Company believes that each Company stockholder shown on the table below has sole voting and dispositive power with respect to all shares shown as beneficially owned by that Company stockholder. The applicable percentage of beneficial ownership is based on 17,587,851 shares of Company common stock issued and outstanding on April 3, 2026. Shares of Company common stock subject to Company equity awards and warrants to purchase Company common stock currently exercisable or that will be settled or exercisable within 60 days after April 3, 2026 are deemed to be outstanding and beneficially owned by the person holding the Company equity awards or warrants for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.

Unless otherwise indicated, the address of all individuals listed in the table is as follows: KORE Group Holdings, Inc., 1155 Perimeter Center West, 11th Floor, Atlanta, Georgia 30338.

Name of Beneficial Owner	Number of Shares of Company Common Stock Beneficially Owned	Percentage (%) of Shares of Company Common Stock Beneficially Owned
Five Percent Stockholders (other than Directors and Named Executive Officers):
Abry (1)(2)	4,850,587	27.6%
Searchlight (3)	2,404,942	12.0%
Wood River Capital, LLC (4)	2,000,000	11.4%
Fortress (5)	1,698,846	9.7%
Cerberus (6)	1,374,069	6.9%
Twilio, Inc. (7)	1,000,000	5.7%
Terrdian Holdings Inc. (8)	1,163,205	6.6%
Dotmar Investments Limited (9)	847,293	4.8%
Directors and Named Executive Officers:
Ronald Totton	46,601	*
Jared Deith	454,298	2.6%
Jack Kennedy (10)	52,662	*
Timothy M. Donahue	83,366	*
Cheemin Bo-Linn	83,366	*
H. Paulett Eberhart	81,566	*
Andrew Frey	—	*
David Fuller	—	*
James Geisler	81,566	*
Jay M. Grossman (1)(2)	4,850,587	27.6%
Robert P. MacInnis	20,900	*
Michael K. Palmer	—	*
All current KORE directors and executive officers as a group (14 individuals)	5,754,912	32.7%

*Less than one percent

(1) 4,300,157 of the shares reported herein are owned directly by ABRY Partners VII, L.P. 248,042 of the shares reported herein are owned directly by ABRY Partners VII Co-Investment Fund, L.P. 4,864 of the shares reported herein are owned directly by ABRY Investment Partnership, L.P. 257,702 of the shares reported herein are owned directly by ABRY Senior Equity IV, L.P. and 39,822 of the shares reported herein are owned directly by ABRY Senior Equity Co-Investment Fund IV, L.P.
(2) ABRY Partners VII, L.P., ABRY Partners VII Co-Investment Fund, L.P., ABRY Investment Partnership, L.P., ABRY Senior Equity IV, L.P. and ABRY Senior Equity Co-Investment Fund IV, L.P. (collectively the “ABRY Funds”) are managed and/or controlled by ABRY Partners, LLC (“ABRY I”) and ABRY Partners II, LLC (“ABRY II”) and/or their respective affiliates. ABRY I and ABRY II are investment advisors registered with the SEC. Royce Yudkoff, as managing member of ABRY I and sole member of certain of its affiliates, has the right to exercise investment and voting power on behalf of ABRY Investment Partnership, L.P. Peggy Koenig and Jay M. Grossman, as equal members of ABRY II and of certain of its affiliates, have the right to exercise investment and voting power on behalf of the ABRY Funds. Each of the Messrs. Yudkoff, Messrs. Grossman and Ms. Koenig disclaims any beneficial ownership of the securities held by the ABRY Funds other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The business address of ABRY is 888 Boylston Street, Suite 1600, Boston, Massachusetts.
(3) Searchlight shares reported herein consist of common stock issuable to Searchlight upon the exercise of the Penny Warrants to purchase 2,404,942 shares of Company common stock at an exercise price of $0.05 per share, assuming that the Penny Warrants are exercised for the $0.05 per share exercise price, and not exercised via a cashless exercise formula. Searchlight is a Delaware limited partnership that was formed to effect the investment in the Company’s securities in connection with that certain Investment Agreement, dated as of November 9, 2023, by and between the Company and Searchlight, as amended (the “Investment Agreement”). The general partner of Searchlight is Searchlight Capital Partners IV GP AGG, LLC, a Delaware limited liability company (“Searchlight IV GP AGG”). The sole member of Searchlight IV GP AGG is Searchlight Capital Partners IV GP, L.P., a Cayman limited partnership (“Searchlight IV GP LP”). The general partner of Searchlight IV GP LP is Searchlight Capital Partners IV GP, LLC, a Delaware limited liability company (“Searchlight IV GP”). The reported securities may be deemed to be owned directly by Searchlight and indirectly by Searchlight IV GP AGG, Searchlight IV GP LP and Searchlight IV GP. Each of the entities disclaims beneficial ownership of the foregoing warrants and any shares of common stock that are not directly owned by such entities, in each case except to the extent of any pecuniary interest therein. The business address of each of the foregoing entities is 745 Fifth Avenue - 27th Floor, New York, NY 10151.
(4) Wood River Capital, LLC (“Wood River”) is beneficially owned by SCC Holdings, LLC (“SCC”), SCC is beneficially owned by KIM, LLC (“KIM”), KIM is beneficially owned by Koch Investments Group, LLC (“KIG”), KIG is beneficially owned by Koch Investments Group Holdings, LLC (“KIGH”). KIGH is beneficially owned by Koch Companies, LLC. (“KCLLC”) and KCLLC is beneficially owned by Koch, Inc., in each case by means of ownership of all voting equity instruments. SCC, KIM, KIG, KIGH, KCLLC, and Koch, Inc. may be deemed to beneficially own the shares held by Wood River by virtue of (i) Koch Inc.s’ beneficial ownership of KLLC, (ii) KCLLC’s beneficial ownership of KIGH, (iii) KIGH’s beneficial ownership of KIG, (iv) KIG’s beneficial ownership of KIM and (v) KIM’s beneficial ownership of SCC and (vi) SCC’s beneficial ownership of Wood River but each of them disclaims beneficial ownership thereof. The business address of each of the foregoing entities and persons is 4111 E. 37th Street North, Wichita, KS 67220.
(5) The shares reported herein consist of shares of common stock into which certain Exchangeable Notes held by affiliates of Fortress Investment Group LLC (“Fortress”) are convertible. Under the terms of the Exchangeable Notes, the holder thereof may not exercise the option to exchange the Exchangeable Notes for common stock to the extent that such exercise would cause such holder to beneficially own a number of shares of common stock with would exceed 9.99% of our then outstanding common stock following such exercise (the “Blocker”), excluding for purposes of such determination shares of common stock issuable upon exercise of such Exchangeable Notes with have not been exercised. The table above sets forth the number of shares of common stock underlying the Exchangeable Notes currently exercisable in light of the Blocker and excludes 221,161 shares of common stock underlying the Exchangeable Notes that cannot be exercised at this time in light of the Blocker. The business address of Fortress is 1345 Avenue of the Americas, 46th Floor, New York, NY 10105.
(6) Includes 54,556 shares beneficially owned through the ownership of 272,778 warrants exercisable within 60 days of April 3, 2026. Cerberus Telecom Acquisition Corp. (“CTAC”) is controlled by a board of managers comprised of Frank W. Bruno. Pursuant to the Schedule 13D/A filed with the SEC on March 18, 2025, CTAC and Mr. Bruno have shared voting and dispositive power over the shares of common stock issuable upon exercised of the warrants. The business address of CTAC is 875 Third Avenue, New York, New York 10022.
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
(10) Includes 8,000 RSUs granted to Mr. Kennedy that vest within 60 days of April 3, 2026.

Equity Compensation Plan Information

We maintain the Incentive Plan, pursuant to which we may grant awards of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, or (vi) other stock-based awards.

The following table provides certain information about the Company’s equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1)
Equity compensation plans previously approved by security holders	—	$—	1,694,400
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	1,694,400

(1) Represents 1,694,400 shares available for future issuance under the Incentive Plan.

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

Transactions with Affiliates of the Company

ABRY Partners, LLC

ABRY beneficially owned approximately 27.6% of the Company’s outstanding common stock as of April 3, 2026, and two of the Company’s Board members, Messrs. Grossman and MacInnis, are employed by ABRY. ABRY is therefore considered an affiliate of the Company.

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

Searchlight

Searchlight beneficially owned approximately 12% of the Company’s outstanding common stock as of April 3, 2026 through its ownership of 12,024,711 warrants, which entitle Searchlight to purchase one share of the Company’s common stock in exchange for one warrant, exercisable immediately post-issuance at either $0.01 per share of common stock or by using a formula for cashless exercise. Searchlight is therefore considered an affiliate of the Company. Searchlight also currently owns all of the Series A-1 preferred stock, which has a liquidation value of $152.9 million. The Series A-1 preferred stock is mandatorily redeemable for cash payable to the holder on November 15, 2033. The Series A-1 preferred stock has a 13% cumulative dividend, and approximately $47.9 million of such dividends were payable to Searchlight as of December 31, 2025.

CTAC

Two of the Company’s Board members, Messrs. Geisler and Palmer, are employed by CTAC’s parent company. CTAC is therefore considered an affiliate of the Company. CTAC beneficially owned approximately 6.9% of the outstanding common stock of the Company as of April 3, 2026. Affiliates of CTAC’s parent company own the Company’s Private Placement Warrants, of which 272,779 warrants are outstanding, exercisable for one share of our common stock at an exercise price of $11.50 per share. The Private Placement Warrants will expire on October 1, 2026 unless earlier redeemed.

Merger Agreement and Rollover Agreements

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

On March 17, 2026, the Company and KONA Parent entered into (i) a Rollover, Voting and Support Agreement with Dotmar Investments Limited (“Dotmar”), which, directly or indirectly, beneficially owns 847,293 shares of Company common stock, pursuant to which, among other things, Dotmar has agreed to vote (or cause to be voted) all of the foregoing shares of Company common stock in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement and to contribute all of such shares to KONA Parent immediately prior to the Effective Time (as defined in the Merger Agreement); (ii) a Rollover, Voting and Support Agreement with Richard Burston, which, directly or indirectly, beneficially owns 169,948 shares of Company Common Stock, pursuant to which, among other things, Richard Burston has agreed to vote (or cause to be voted) all of the foregoing shares of Company common stock in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement and to contribute all of such shares to KONA Parent immediately prior to the Effective Time; and (iii) a Rollover, Voting and Support Agreement with Terrdian Holdings Inc., which, directly or indirectly, beneficially owns 1,163,205 shares of Company common stock, pursuant to which, among other things, Terrdian Holdings Inc. has agreed to vote (or cause to be voted) all of the foregoing shares of Company common stock in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement and to contribute all of such shares to KONA Parent immediately prior to the Effective Time.

The closing of the transaction is not subject to a financing condition. KORE expects the transaction to close during the second or third quarter of 2026.

Second Amended and Restated Investor Rights Agreement

On October 30, 2024, we entered into the Second Amended and Restated Investor Rights Agreement setting forth the parties’ rights and obligations with respect to the designation, removal, and replacement of directors of KORE and the registration for resale of certain shares of our common stock and other equity securities of KORE that are held by the parties thereto from time to time.

Director Independence

The Board assesses the independence of each director annually, and of each director nominee, in accordance with the Company’s Corporate Governance Guidelines and the NYSE listing standards. The independence guidelines in the Corporate Governance Guidelines are consistent with the independence requirements in the NYSE listing standards and include guidelines as to categories of relationships that are considered not material for purposes of director independence.

A majority of the Board must be independent under NYSE listing standards and the Company’s Corporate Governance Guidelines. Pursuant to the charters of the Audit Committee and the Compensation Committee, respectively, members of these committees also must satisfy separate independence standards based on requirements of the SEC and NYSE, respectively.

The Board has determined that a majority (nine out of ten) of our directors are independent. Each member, including the chair, of each of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee qualifies as independent. In making its determinations as to the independence of the directors, the Board reviewed relationships between the Company and each of them, including ordinary course commercial relationships in the last three years. The Board has determined the following directors to be independent: Timothy M. Donahue, Cheemin Bo-Linn, Andrew Frey, David Fuller, Jay M. Grossman, Robert P. MacInnis, Michael K. Palmer, H. Paulett Eberhart and James Geisler.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees of BDO USA, P.C., our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2025	2024
Audit Fees (1)	$1,801,789	$2,433,151
Audit-Related Fees (2)	—	—
Tax Fees (3)	441,214	524,360
All Other Fees	—	—
Total Fees	$2,243,003	$2,957,511

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

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage BDO USA, P.C. to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by BDO USA, P.C. has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. The Audit Committee reviews and pre-approves any services (and related fee levels or budgeted amounts) that may be provided by BDO USA, P.C. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

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

Exhibit Number		Description
10.26	†
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

14.1		Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on April 30, 2025).
19.1		KORE Group Holdings, Inc. Policy on Insider Trading (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on April 30, 2025).
21.1	*	List of subsidiaries of KORE Group Holdings, Inc.
23.1	*	Consent of BDO USA, P.C, Independent Registered Public Accounting Firm.
31.1	+	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	+	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
97.1	†	KORE Group Holdings, Inc. Clawback Policy, dated August 15, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2024).
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document

Exhibit Number	Description
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: April 29, 2026

KORE GROUP HOLDINGS, INC.

By:	/s/ Anthony Bellomo
Anthony Bellomo
EVP, Chief Financial Officer and Treasurer