Form 10-Q
period 2026-03-31
KORE Group Holdings, Inc.
filed 2026-05-11
CIK 1855457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of May 6, 2026, there were 17,587,851 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

KORE Group Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$28,924	$26,730
Accounts receivable, net	41,707	47,003
Inventories, net	3,705	3,170
Prepaid expenses and other current assets	8,759	9,022
Total current assets	83,095	85,925
Noncurrent assets:
Restricted cash	268	268
Property and equipment, net	5,963	6,744
Intangible assets, net	72,259	83,005
Goodwill	228,844	228,844
Operating lease right-of-use assets	1,453	1,513
Other non-current assets	4,230	4,246
Total assets	$396,112	$410,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,322	$12,353
Accrued liabilities	33,258	38,095
Current portion of operating lease liabilities	593	585
Deferred revenue	8,682	9,091
Current portion of long-term debt, net	1,850	1,850
Warrant liabilities to affiliates	21,573	10,029
Total current liabilities	79,278	72,003
Noncurrent liabilities:
Operating lease liabilities	1,169	1,279
Long-term debt, net	295,110	295,237
Deferred income tax liabilities, net	533	887
Accrued interest due to affiliate	54,342	47,907
Mandatorily redeemable preferred stock due to affiliate, net	144,194	143,912
Other liabilities	12,991	13,100
Total liabilities	587,617	574,325
Commitments and Contingencies
Stockholders’ deficit:
Common stock, voting, par value $0.0001 per share; 315,000,000 shares authorized; 18,779,673 shares issued and 17,586,936 outstanding as of March 31, 2026, and 18,733,121 shares issued and 17,540,384 outstanding as of December 31, 2025	8	8
Additional paid-in capital	470,502	470,612
Accumulated other comprehensive loss	(6,042)	(6,883)
Accumulated deficit	(652,788)	(624,332)
Treasury stock, at cost, 1,192,737 shares	(3,185)	(3,185)
Total stockholders’ deficit	(191,505)	(163,780)
Total liabilities and stockholders’ deficit	$396,112	$410,545
See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue
Services	$55,857	$55,431
Products	9,962	16,711
Total revenue	65,819	72,142
Cost of revenue
Services	21,139	23,326
Products	5,564	9,696
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	26,703	33,022
Operating expenses
Selling, general, and administrative expenses	30,072	27,665
Depreciation and amortization	13,151	13,911
Total operating expenses	43,223	41,576
Operating loss	(4,107)	(2,456)
Other expense (income)
Interest expense, including amortization of deferred financing costs	6,710	7,032
Interest expense incurred with affiliate, including amortization of deferred financing costs	6,718	5,945
Interest income	(258)	(144)
Change in fair value of warrant liabilities to affiliates	11,544	(1,804)
Other (income) expense, net	(439)	314
Loss before income taxes	(28,382)	(13,799)
Income tax expense	74	1,109
Net loss	$(28,456)	$(14,908)

Loss per share:
Basic and diluted	$(1.43)	$(0.77)
Weighted average shares outstanding:
Basic and diluted	19,968,098	19,433,080

Comprehensive loss
Net loss	$(28,456)	$(14,908)
Other comprehensive loss:
Foreign currency translation adjustment	841	(944)
Comprehensive loss	$(27,615)	$(15,852)

See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2026	2025
Par value of common stock
Balance, beginning of period	$8	$8
Balance, end of period	8	8

Additional paid-in capital
Balance, beginning of period	470,612	468,711
Stock-based compensation (benefit) expense	(106)	589
Stock awards cancelled for employee tax withholdings	(4)	(36)
Balance, end of period	470,502	469,264

Accumulated other comprehensive loss
Balance, beginning of period	(6,883)	(3,778)
Foreign currency translation adjustment	841	(944)
Balance, end of period	(6,042)	(4,722)

Accumulated deficit
Balance, beginning of period	(624,332)	(561,356)
Net loss	(28,456)	(14,908)
Balance, end of period	(652,788)	(576,264)

Treasury stock, at cost
Balance, beginning of period	(3,185)	(3,185)
Balance, end of period	(3,185)	(3,185)

Total stockholders’ deficit	$(191,505)	$(114,899)

See accompanying notes to condensed consolidated financial statements

KORE Group Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$4,711	$2,845

Investing activities:
Purchases of property and equipment	(156)	(97)
Additions to intangible assets	(1,812)	(2,151)
Net cash used in investing activities	$(1,968)	$(2,248)

Financing activities:
Repayment of debt	(463)	(463)
Principal payments under finance lease obligations	—	(13)
Payment of employee tax withholdings through cancelled shares of stock	(4)	(36)
Net cash used in financing activities	$(467)	$(512)
Effect of exchange rate changes on cash	(82)	164
Net increase in cash and restricted cash	$2,194	$249
Cash and restricted cash, beginning of period	$26,998	$19,701
Cash and restricted cash, end of period	$29,192	$19,950

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$83	$193
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$29

Reconciliation of cash and restricted cash, end of period:
Cash	$28,924	$19,656
Restricted cash	268	294
Total cash and restricted cash, end of period:	$29,192	$19,950
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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the annual consolidated financial statements and related notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report on Form 10-K”).

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

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”)

On November 4, 2024, the FASB issued ASU 2024-03 requiring additional income statement disclosures related to certain costs and expenses as listed below:

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

The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the consolidated financial statements. The Company has not yet adopted ASU 2024-03 and is currently evaluating the effect of this new guidance on the consolidated financial statements and related disclosures.

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

The amendments in ASU 2025-06 are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in ASU 2025-06 may be applied prospectively or using a modified retrospective approach.

The Company has not yet adopted ASU 2025-06 and is currently evaluating the impact of its adoption on its consolidated financial statements and related disclosures.

NOTE 2 – REVENUE RECOGNITION

Disaggregated Revenue

The table below sets forth a summary of revenue by major service line and product category:

	Three Months Ended March 31,
(in thousands)	2026	2025
Services:
IoT Connectivity (1)	$54,454	$52,797
IoT Solutions	1,403	2,634
	$55,857	$55,431
Products:
Hardware (2)(3)	$9,962	$16,711

Total	$65,819	$72,142

(1) Includes connectivity-related revenue from IoT Connectivity and IoT Solutions.
(2) Includes hardware-related revenue from IoT Connectivity and IoT Solutions.
(3) Includes nil and $2.0 million of bill-and-hold arrangements for the three months ended March 31, 2026 and 2025, respectively.

The table below sets forth a summary of revenue by geographic area:

	Three Months Ended March 31,
(in thousands)	2026	2025
United States	$55,415	$62,309
Other countries (1)	10,404	9,833
Total	$65,819	$72,142

(1) No single country in “other countries” exceeded 10% of the total revenue for the three months ended March 31, 2026 and 2025.

Contract Assets

The following table sets forth the change in contract assets, which consists of unbilled receivables that are included in accounts receivable, net and other non-current assets on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	March 31, 2026	December 31, 2025
Beginning balance	$5,461	$3,513
Revenue recognized during the period but not billed (1)	1,029	5,308
Amounts reclassified to accounts receivable	(982)	(3,360)
Ending balance	$5,508	$5,461

(1) Net of financing component of $0.6 million as of March 31, 2026 and December 31, 2025.

Contract Liabilities

The table below sets forth the change in contract liabilities, or deferred revenue:

(in thousands)	March 31, 2026	December 31, 2025
Beginning balance	$9,091	$8,509
Amounts billed but not recognized as revenue	8,686	9,059
Revenue recognized from balances held at the beginning of the period	(9,091)	(8,509)
Foreign exchange	(4)	32
Ending balance	$8,682	$9,091

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. Remaining performance obligations estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that have not materialized, and adjustments for currency. As of March 31, 2026, the Company had approximately $57.6 million of remaining performance obligations on contracts with an original duration of one year or more. The Company expects to recognize approximately 39% of these remaining performance obligations in 2026, with the remaining balance recognized through 2030.

The Company has variable consideration of approximately $4.1 million and $3.9 million that was constrained revenue and excluded from the transaction price for the period ended March 31, 2026 and 2025, respectively.

Costs to Obtain and Fulfill a Contract

The Company did not have material costs related to obtaining a contract, or fulfilling a contract that are not addressed by other accounting standards, with amortization periods greater than one year for the three months ended March 31, 2026 and 2025.

Customer Concentrations

The Company did not have any single customer that accounted for more than 10% of total revenue or related accounts receivable for the three months ended March 31, 2026 and 2025, and as of March 31, 2026 and December 31, 2025, respectively.

NOTE 3 – ACCOUNTS RECEIVABLE

The following table sets forth the details of the Company’s accounts receivable, net balances included on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Accounts receivable	$41,893	$47,330
Less: allowance for credit losses	(186)	(327)
Accounts receivable, net	$41,707	$47,003

As of January 1, 2025, the Company’s accounts receivable balance was $44.0 million.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 4 – CONDENSED CONSOLIDATED FINANCIAL STATEMENT DETAILS

Prepaid expenses and other current assets

The following table sets forth the details of prepaid expenses and other current assets included on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Prepaid expenses	$4,737	$4,277
Deposits	1,756	1,588
Income taxes receivable	903	2,485
Credit card receivables in-transit	732	153
Sales taxes receivable	557	468
Other	74	51
Total prepaid expenses and other current assets	$8,759	$9,022

Accrued liabilities

The following table sets forth the details of accrued liabilities included on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Accrued employee compensation	$11,327	$9,507
Accrued cost of revenue	7,952	10,608
Accrued carrier costs	6,535	8,203
Sales and other taxes payable	4,821	5,306
Interest payable	2,045	3,851
Income taxes (receivable) payable	(6)	31
Other	584	589
Total accrued liabilities	$33,258	$38,095

NOTE 5 – DERIVATIVES

The Company does not use derivatives to manage financial risks or as an economic hedge. The Company’s sole recorded derivative instrument arose as part of the issuance of Series A-1 Preferred Stock, $0.0001 par value per share (the “Series A-1 Preferred Stock”), to Searchlight Capital Partner, L.P. and its affiliates (“Searchlight”), in which transaction Searchlight was also granted warrants (the “Penny Warrants”) which are exercisable for $0.05 per warrant or by means of a cashless exercise formula. The Penny Warrants are considered a freestanding derivative instrument, as they are separable and legally detachable from the Series A-1 Preferred Stock, were issued for nominal or no apparent consideration, and have the essential characteristics inherent in a derivative instrument of a notional amount, an underlying security, and a mechanism for net settlement. Searchlight is an affiliate of the Company (see Note 8 — Related Party Transactions).

The following table sets forth the details of the derivative instrument not designated as a hedging instrument as presented on the condensed consolidated balance sheets and notional amounts and exercise price as of March 31, 2026 and December 31, 2025:

As of:	Number of Warrants (Notional Amount)	Warrant Liability (1)	Exercise Price Per Share
		($ in thousands, except for exercise price per share)
March 31, 2026	12,024,711	$21,573	$0.05
December 31, 2025	12,024,711	$10,029	$0.05

(1) The Warrant Liability amounts are presented as “warrant liabilities to affiliates” in the Company’s condensed consolidated balance sheets and these balances are substantially comprised of the Penny Warrants liability. The balance of the Private Placement Warrants is immaterial as of March 31, 2026 and December 31, 2025.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The gains and losses arising from this derivative instrument not designated as a hedging instrument in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 are set forth as follows:

	Net Realized Gain (Loss) on Derivative Instruments	Net Change in Unrealized Gain (Loss) on Derivative Instruments (1)
Three Months Ended March 31,	(in thousands)
2026	$—	$(11,544)
2025	$—	$1,804

(1) The amounts set forth above as presented in the condensed consolidated statements of operations and comprehensive loss are comprised of the unrealized gain/(loss) on the Penny Warrants reflected as “change in fair value of warrant liabilities to affiliates”.

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

Penny Warrants

The Penny Warrants, issued in 2023, are marked to fair value by reference to the fair value of the Company’s stock price on the last day of the reporting period, less the five cent exercise price, and are therefore considered as Level 2 in the fair value hierarchy. The fair value of the Company’s stock as of March 31, 2026 and December 31, 2025, less the exercise price, resulted in a Penny Warrants valuation of approximately $21.6 million and $10.0 million as of March 31, 2026 and December 31, 2025, respectively.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Private Placement Warrants

The Private Placement Warrants are marked to fair value by reference to the fair value of the Company’s public warrants, which are therefore considered as Level 2 in the fair value hierarchy. The public warrants are traded on the OTC Pink Limited Market under the ticker symbol KORGW. As of March 31, 2026 and December 31, 2025, the aggregate value of the Private Placement Warrants was immaterial.

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

Senior Secured Term Loan, Backstop Notes, and Mandatorily Redeemable Preferred Stock Due to Affiliate

The table below sets forth the amortized cost and fair value of the Company’s Senior Secured Term Loan as of March 31, 2026 and December 31, 2025. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

(in thousands)
Financial Instruments Disclosed at Fair Value Level 2	Measurement	March 31, 2026	December 31, 2025
Senior Secured Term Loan	Amortized cost	$178,149	$178,359
	Fair value	$180,165	$170,734

The table below sets forth the amortized cost and fair value of the Backstop Notes and the Mandatorily Redeemable Preferred Stock Due to Affiliate as of March 31, 2026 and December 31, 2025. The fair value of this debt is not indicative of the amounts at which the Company could settle this debt.

(in thousands)
Financial Instrument Disclosed at Fair Value Level 3	Measurement	March 31, 2026	December 31, 2025
Backstop Notes	Amortized cost	$118,811	$118,728
	Fair value	$119,064	$96,943
Mandatorily Redeemable Series A-1 Preferred Stock Due to Affiliate	Amortized cost (1)	$144,194	$143,912
	Fair value	$148,719	$160,682

(1) The amortized cost of the Mandatorily Redeemable Series A-1 Preferred Stock Due to Affiliate exclude $54.3 million and $47.9 million of accrued interest due to affiliate as of March 31, 2026 and December 31, 2025, respectively.

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

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The table below sets forth information regarding the Company’s significant Level 3 inputs for modeling this fair value disclosure as of March 31, 2026 and December 31, 2025:

($ in thousands, except as otherwise noted)
Significant Inputs for Level 3 Fair Value Disclosure	Input	March 31, 2026 (1)	December 31, 2025
Backstop Notes	Principal amount	$120,000	$120,000
	Term to maturity date	0.36 years	2.75 years
	Stock price	$9.02	$4.22
	Credit spreads (basis points)	140	1,105
	Selected equity volatility	96.9%	105.8%

Mandatorily Redeemable Preferred Stock Due to Affiliate	Notional amount (2)	$207,199	$200,764
	Term of lattice model	7.63 years	7.88 years
	Stock price	$9.02	$4.22
	Credit spreads (basis points)	1,374	1,224
	Selected equity volatility	102.9%	101.6%

(1) Inputs reflect the use of probability-weighted scenarios, with the Merger transaction scenario assigned a higher weighting.
(2) The notional amount of the preferred stock for valuation purposes includes the unpaid accrued interest as well as the liquidation value of the instrument.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 7 – NET LOSS PER SHARE

The table below sets forth a reconciliation of the basic and diluted earnings per share (“EPS”) calculations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2026	2025
Numerator:
Net loss	$(28,456)	$(14,908)

Denominator:
Weighted average shares outstanding - basic	19,968,098	19,433,080
Effect of dilutive equity awards (1)	—	—
Weighted average shares outstanding - diluted	19,968,098	19,433,080

Net loss per share:
Basic	$(1.43)	$(0.77)
Diluted	$(1.43)	$(0.77)

(1) Due to the Company’s net loss, all unvested equity awards, and the Private Placement Warrants are anti-dilutive. The dilutive convertible instruments of the Backstop Notes are out of the money.

In determining the weighted average shares outstanding for the three months ended March 31, 2026 and 2025 for both basic and diluted earnings per share, the Company included the Penny Warrants as the common shares of stock that would be issuable upon the exercise of such warrants are issuable for nominal consideration per share of common stock. The Penny Warrants were exercisable immediately upon issuance, although no warrants had been exercised as of March 31, 2026 and March 31, 2025.

Set forth in the table below is the number of securities not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Common stock issuable due to grants of RSUs with service only (i.e., time-vesting) conditions	1,086,361	882,886
Common stock issuable on conversion of the Backstop Notes (1)	1,920,007	1,920,007
Common stock issuable on exercise of private placement warrants	54,556	54,556

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
NOTE 8 – RELATED PARTY TRANSACTIONS

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

Searchlight

Searchlight is the current sole owner of the Series A-1 Preferred Stock and also a holder of the Penny Warrants, (which if exercised, would allow Searchlight to obtain in excess of 10% of the Company’s outstanding common stock) as of March 31, 2026 and December 31, 2025, respectively.

Dividends on the Series A-1 Preferred Stock shall be payable in cash only if, as and when declared by the Board, and, if not declared by the Board, the amount of dividends shall be accrued and is compounded quarterly. The amount of accrued and unpaid dividends as of March 31, 2026 and December 31, 2025 was $54.3 million and $47.9 million, respectively.

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

Concurrently with the signing of the Merger Agreement, the Company entered into a Voting, Support and Rollover Agreement with Searchlight, pursuant to which, among other things, Searchlight agreed to vote (or cause to be voted) all of the shares of Company common stock and Series A-1 Preferred Stock of the Company held by Searchlight in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement.

CTAC

CTAC was the initial private equity sponsor of the Company. CTAC owned an excess of 5% of the Company’s outstanding common stock as of March 31, 2026 and December 31, 2025, respectively. In addition, affiliates of CTAC own the Private Placement Warrants.

Concurrently with the signing of the Merger Agreement, the Company entered into a Voting and Support Agreement with Cerberus Telecom Acquisition Holdings, LLC (“Cerberus”), pursuant to which, among other things, Cerberus agreed to vote (or cause to be voted) all of the shares of Company common stock held by it in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement.

Abry

Abry owned in excess of 10% of the Company’s outstanding common stock as at March 31, 2026 and December 31, 2025, respectively.

Concurrently with the signing of the Merger Agreement, the Company entered into a Voting and Support Agreements with Abry and Voting, Support and Rollover Agreements with Abry, pursuant to which, among other things, Abry agreed to vote (or cause to be voted) all of the shares of Company common stock held by Abry in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement.

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

The Company believes that it is probable that a liability for sales and telecommunications tax may exist. The Company has estimated the possible range of loss in this matter as of March 31, 2026 is between $3.5 million and $4.9 million (or between $2.9 million and $4.1 million net of potential recoveries from customers and income tax benefit). The low end of the possible range of loss is the amount required to be recorded as a contingent loss by GAAP. The range of the loss includes interest and penalties assessed at both the low and high ends of the range. This estimate may ultimately be resolved at either a greater or lesser amount than the estimated range.

Additionally, mitigating factors may exist, such as good-faith reseller certificates, which the Company has previously obtained in instances where the use case indicates that the customer is a reseller, private letter rulings that the Company may request from certain states where the specific tax law is unclear but may be resolved in the Company’s favor, and voluntary disclosure arrangements whereby the Company may determine that it is probable that tax would be owed and enter into an agreement with a taxing jurisdiction to pay back taxes and avoid penalties that would otherwise likely apply. By the end of the first quarter of 2026, the Company had successfully completed voluntary disclosure agreements in seven jurisdictions.

The net contingent liability estimate of $3.5 million recorded as of March 31, 2026 was decreased from the $3.7 million recorded as of December 31, 2025, due to voluntary disclosure agreement payments made during the first quarter of 2026 offset by increases in accumulated interest on prior year amounts. These amounts are recorded as “sales and other taxes payable” in “accrued liabilities” within “current liabilities” of the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

Purchase Obligations

The Company has vendor commitments primarily relating to carrier and open purchase obligations that the Company incurs in the ordinary course of business. As of March 31, 2026, the purchase commitments were as follows:

($ in thousands)
2026	$23,219
2027	24,969
2028	17,329
2029	1,686
2030	183
Thereafter	183
Total	$67,569

Legal Contingencies

From time to time, the Company may be a party to litigation relating to claims arising in the normal course of business. As of March 31, 2026, the Company was not aware of any legal claims that could materially impact its financial condition.

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

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s Chief Operating Decision Maker (“CODM”) is its President and Chief Executive Officer. The CODM uses Net Income (Loss), as reported on the condensed consolidated statements of operations and comprehensive loss, for the purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company derived approximately 84% and 86% of its revenues from the United States for the three months ended March 31, 2026 and 2025, respectively. No single customer of the Company generated 10% or more of the Company’s total net sales for the three months ended March 31, 2026 and 2025, respectively. The measure of segment assets is reported on the Company’s condensed consolidated balance sheets as total consolidated assets. The segment’s accounting policies are the same as the accounting policies for the Company, as described in Part II, Item 8, Note 2 — Summary of Significant Accounting Policies of the Company’s Annual Report on Form 10-K.

The following table sets forth the operating financial results of the Company’s singular operating segment that are regularly reviewed by the Company’s CODM for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Services revenue	$55,857	$55,431
Products revenue	9,962	16,711
Total revenue	$65,819	$72,142
Less: expenses
Cost of revenue, Services, excluding depreciation and amortization	$21,139	$23,326
Cost of revenue, Products, excluding depreciation and amortization	5,564	9,696
Salaries and benefits	16,651	18,502
Interest expense	13,428	12,977
Depreciation and amortization	13,151	13,911
Change in fair value of warrant liabilities to affiliates	11,544	(1,804)
Professional services	5,231	2,689
Other selling, general, and administrative expenses (1)	2,687	1,074
License, memberships & subscriptions	1,848	1,961
Facilities and office	1,269	1,845
Foreign exchange	1,253	(1,482)
Network services	744	1,072
Channel partner commissions	437	2,042
Income tax expense	74	1,109
Interest income	(258)	(144)
Other	(487)	276
Segment net loss	$(28,456)	$(14,908)

(1) Certain expense line items which the Company deemed immaterial, both individually and in the aggregate, primarily comprised of travel and expense, sales and use tax, and bad debt expense.

NOTE 11 – LIQUIDITY

The Company identified certain negative financial trends, including recurring operating losses and fluctuating cash flows.

The Company has taken a number of actions to improve operations and has recorded positive cash flows from operating activities for the three months ended March 31, 2026 of $4.7 million. Although the Company currently expects to meet its near-term liquidity needs, there can be no assurance that its current sources of capital will be sufficient to satisfy its liquidity requirements in the future, which might require additional restructuring activities.

As of March 31, 2026, the Company had approximately $28.9 million of cash on hand and $25.0 million of capacity on the Revolving Credit Facility.

KORE Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 12 – INCOME TAXES

The Company’s effective income tax rate of approximately (0.3)% and (8.0)% for the three months ended March 31, 2026 and 2025, respectively, differed from the federal statutory rate primarily due to the utilization of prior year losses resulting in minimal current tax expense and the valuation allowance maintained against certain deferred tax assets.

NOTE 13 – SUBSEQUENT EVENTS

The Company has concluded that no subsequent events have occurred that require disclosure.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”) and unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2026 and 2025, together with related notes thereto. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “the Company” “KORE,” “us,” “our,” “ours,” or “we” refer to KORE Group Holdings, Inc. Certain terms are defined in our Annual Report on Form 10-K.

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
•the emergence of global public health emergencies, epidemics, or pandemics, which could extend lead times in our supply chain and lengthen sales cycles with our customers; and
•the fact that Searchlight, as the holder of all of the outstanding shares of Series A-1 preferred stock, $0.0001 par value per share (the “Series A-1 Preferred Stock”), has rights that may make potential acquisitions by other parties more difficult or costly.

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

Overview

We offer IoT connectivity to the Internet (“IoT Connectivity”) and other IoT solutions (“IoT Solutions”) to our customers. We are one of the largest global independent IoT enablers, delivering critical services globally to customers to deploy, manage, and scale their IoT application and use cases. We provide advanced connectivity services, location-based services, device solutions, and managed and professional services used in the development and support of IoT solutions and applications. Our IoT platform is delivered in partnership with many of the world’s largest mobile network operators and provides secure, reliable, wireless Internet connectivity to mobile and fixed devices. This technology enables us to expand our global technology platform by leveraging capabilities across several key end markets, including (i) Connected Health, (ii) Fleet Management, (iii) Asset Monitoring, (iv) Retail Communications Services and (v) Industrial IoT, and to deliver complementary products to channel partners and resellers worldwide.

Trends and Recent Developments

Economic conditions

The market for IoT Connectivity and IoT Solutions is dynamic and highly competitive. Aggregate demand for IoT is expected to continue to grow, but is subject to global economic conditions, which remain uncertain. While a majority of our revenue is earned in the U.S., changes in global and regional trade policies, including trade restrictions and tariffs, could result in increased supply chain challenges, which could adversely affect our costs and results of operations. A discussion of these factors and other risks is included in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K.

Merger Agreement

On February 26, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with KONA Parent, L.P., a Delaware limited partnership (“KONA Parent”), and KONA Merger Sub Co., a Delaware corporation and a wholly owned subsidiary of KONA Parent (“KONA Merger Sub”), pursuant to which, subject to the terms and conditions thereof, KONA Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of KONA Parent. In connection therewith, each share of Company common stock (other than (i) shares held by KONA Parent or KONA Merger Sub, including shares contributed to KONA Parent pursuant to certain rollover agreements that are being entered into in connection with the Merger, (ii) shares held by the Company as treasury stock and (iii) shares held by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted into the right to receive cash in the amount of $9.25 per share.

Closing of the transaction is conditioned upon, among other things, approval of the holders of a majority of the voting power represented by the outstanding shares that are entitled to vote thereon and approval by the holders of a majority of the votes cast by stockholders other than Searchlight Capital Partners, L.P. and its affiliates (“Searchlight”) and Abry Partners, LLC and its affiliates (“Abry”), members of the board of directors of the Company (the “Board”) who are affiliated with Searchlight and Abry and certain Company officers, receipt of regulatory approvals, including clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976, as amended, and by the Committee on Foreign Investment in the United States (CFIUS), and other customary closing conditions.

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

Results of Operations for the Three Months Ended March 31, 2026 and 2025:

Revenue

We derive revenue from IoT Connectivity services and IoT Solutions services (collectively, the “Services”) as well as products including IoT Connectivity (consisting of SIM cards) and IoT devices (within a comprehensive IoT solution) together referred to as “Products”.

Revenue arising from IoT Connectivity services generally consists of a monthly subscription fee and additional data usage fees. IoT Connectivity also includes charges for each SIM sold to a customer.

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

The table below set forth the details of revenue from services and products for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2026	2025	$	%
Services	$55,857	$55,431	$426	1%
Products	9,962	16,711	(6,749)	(40)%
Total revenue	$65,819	$72,142	$(6,323)	(9)%

Services revenue increased by approximately $0.4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, or relatively flat.

Products revenue decreased by approximately $6.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by decreased hardware volume from key customers.

The table below set forth the details of revenue disaggregated as arising from IoT Connectivity and IoT Solutions for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2026	2025	$	%
IoT Connectivity	$56,212	$53,917	$2,295	4%
IoT Solutions	9,607	18,225	(8,618)	(47)%
Total revenue	$65,819	$72,142	$(6,323)	(9)%

IoT Connectivity revenue increased by approximately $2.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by increased revenue in recurring connectivity and overage usage charges.

IoT Solutions revenue decreased by approximately $8.6 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by decreased hardware volume from key customers.

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

The table below set forth our cost of revenue, exclusive of depreciation and amortization, for the three months ended March 31, 2026 and 2025, disaggregated by “cost of services” and “cost of products”:

	Three Months Ended March 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2026	2025	$	%
Cost of services	$21,139	$23,326	$(2,187)	(9)%
Cost of products	5,564	9,696	(4,132)	(43)%
Total cost of revenue	$26,703	$33,022	$(6,319)	(19)%

Cost of services decreased by approximately $2.2 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by decreased costs associated with recurring connectivity charges and reduced labor costs as we transitioned out of certain production facilities, partially offset by increased costs associated with overage connectivity charges.

Cost of products decreased by approximately $4.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by decreased costs associated with the reduced hardware sales to key customers.

The table below set forth our cost of revenue, exclusive of depreciation and amortization, for the three months ended March 31, 2026 and 2025, disaggregated by “cost of IoT Connectivity” and “cost of IoT Solutions”:

	Three Months Ended March 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2026	2025	$	%
Cost of IoT Connectivity	$21,145	$22,216	$(1,071)	(5)%
Cost of IoT Solutions	5,558	10,806	(5,248)	(49)%
Total cost of revenue	$26,703	$33,022	$(6,319)	(19)%

The cost of IoT Connectivity decreased by approximately $1.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by decreased costs associated with recurring connectivity charges offset by increased costs associated with overage connectivity charges.

The cost of IoT Solutions decreased by approximately $5.2 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by decreased costs associated with the reduced hardware sales to key customers and the reduced labor costs as we transitioned out of certain production facilities.

Selling, general, and administrative expenses

The following tables set forth the Company’s selling, general, and administrative expenses incurred during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2026	2025	$	%
Selling, general, and administrative expenses	$30,072	$27,665	$2,407	9%

Selling, general, and administrative (“SG&A”) expenses relate primarily to expenses for general management, sales and marketing, finance, audit, legal fees, and other general operating expenses.

SG&A increased by approximately $2.4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in SG&A expenses was primarily driven by increased legal fees as a result of the Merger transaction and foreign currency unrealized losses, partially offset by decreased salaries and other compensation-related expenses resulting from the restructuring events completed during 2025.

Income tax expense

The following tables set forth the Company’s income tax expense during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Year-over-Year Increase / (Decrease)
($ in thousands)	2026	2025	$	%
Income tax expense	$74	$1,109	$(1,035)	(93)%
Effective tax rate	(0.3)%	(8.0)%	N/A	8%

Income tax expense reflects the impact of current and deferred income tax items, adjustments to valuation allowances, and the effect of changes in tax laws and regulations.

Income tax expense decreased by approximately $1.0 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The effective tax rate increased by approximately 8% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The change in the income tax expense was primarily due to the utilization of prior year losses resulting in minimal current tax expense and the valuation allowance maintained against certain deferred tax assets.

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

Adjusted EBITDA is defined as EBITDA adjusted for certain unusual and other significant items and removes the volatility associated with non-cash items and operational income and expenses that are not expected to be ongoing. Such adjustments include changes in the fair value of certain of our warrants required by GAAP to be accounted for at fair value, integration-related restructuring costs, stock-based compensation, and foreign currency gains and losses.

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net loss	$(28,456)	$(14,908)
Income tax expense	74	1,109
Interest expense, net	13,170	12,833
Depreciation and amortization	13,151	13,911
EBITDA	(2,061)	12,945
Change in fair value of warrant liability	11,544	(1,804)
Integration-related restructuring costs	4,681	4,144
Stock-based compensation (benefit) expense	(106)	589
Foreign currency (gain) loss	1,253	(1,482)
Other (1)	110	63
Adjusted EBITDA	$15,421	$14,455

(1) “Other” adjustments are comprised of adjustments for certain indirect or non-income based taxes.

Integration-related restructuring costs for the three months ended March 31, 2026 were primarily comprised of professional services as a result of the Merger transaction. Integration-related restructuring costs for the three months ended March 31, 2025 were primarily comprised of severances, salaries, and professional services related to integration of previously acquired businesses.

Free Cash Flow

Free cash flow is defined as net cash provided by operating activities reduced by capital expenditures, net. We believe free cash flow is an important liquidity measure of the cash that is available for operational expenses, investments in our business, strategic acquisitions, and for certain other activities such as repaying debt obligations and stock repurchases.

The following table sets forth a reconciliation of net cash provided by operating activities to free cash flow for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$4,711	$2,845
Capital expenditures, net	(1,968)	(2,248)
Free cash flow	$2,743	$597

Non-GAAP Gross Profit and Non-GAAP Gross Margin

Gross profit and gross margin as calculated in accordance with GAAP include depreciation and amortization as part of a cost of revenue, which is shown separately for convenience in the below GAAP reconciliation.

Non-GAAP Margin is a non-GAAP financial measure defined as non-GAAP Gross Profit (“Non-GAAP Profit”) divided by revenue, expressed as a percentage. Non-GAAP Profit is a non-GAAP measure defined as gross profit excluding certain acquisition-related inventory adjustments that may not be indicative of ongoing operations, and depreciation and amortization.

The table below sets forth gross profit and gross margin calculated in accordance with GAAP, based upon the categories of revenue and associated costs disaggregated by “cost of services” and “cost of products,” reconciled to Non-GAAP Profit and Non-GAAP Margin, disaggregated by “cost of services” and “cost of products,” as well as overall:

	Three Months Ended March 31,
($ in thousands)	2026		2025
Services	$	%	$	%
Revenue	$55,857		$55,431
Cost of revenue, excluding depreciation and amortization	21,139		23,326
Depreciation and amortization in cost of revenue (1)	11,270		11,023
Gross Profit $ / Margin %	$23,448	42.0%	$21,082	38.0%

Exclude: Depreciation and amortization	11,270		11,023
Non-GAAP Profit $ / Non-GAAP Margin %	$34,718	62.2%	$32,105	57.9%

Products
Revenue	$9,962		$16,711
Cost of revenue, excluding depreciation and amortization	5,564		9,696
Depreciation and amortization in cost of revenue (1)	962		1,461
Gross Profit $ / Margin %	$3,436	34.5%	$5,554	33.2%

Exclude: Inventory adjustments	—		(141)
Exclude: Depreciation and amortization	962		1,461
Non-GAAP Profit $ / Non-GAAP Margin %	$4,398	44.1%	$6,874	41.1%

Overall Gross Profit $ / Margin %	$26,884	40.8%	$26,636	36.9%
Non-GAAP Profit $ / Non-GAAP Margin %	$39,116	59.4%	$38,979	54.0%

(1) Depreciation and amortization as included in cost of revenue for GAAP. Separately shown for recalculation purposes.

During the three months ended March 31, 2026, services gross margin increased 4.0% compared to the three months ended March 31, 2025, primarily driven by the decrease in cost of revenue, excluding depreciation and amortization. Services Non-GAAP margin increased 4.3% compared to the three months ended March 31, 2025, primarily driven by the decrease in cost of revenue, excluding depreciation and amortization.

During the three months ended March 31, 2026, products gross margin increased 1.3% compared to the three months ended March 31, 2025, primarily driven by the decrease in revenue and related cost of revenue, excluding depreciation and amortization. Products Non-GAAP margin increased 3.0% compared to the three months ended March 31, 2025, primarily driven by the decrease in depreciation and amortization in cost of revenue and the absence of inventory adjustments.

The table below sets forth gross profit and gross margin calculated in accordance with GAAP, based upon the categories of revenue and associated costs disaggregated by “IoT Connectivity” and “IoT Solutions,” reconciled to Non-GAAP profit and Non-GAAP margin, disaggregated by “IoT Connectivity” and “IoT Solutions”:

	Three Months Ended March 31,
($ in thousands)	2026		2025
IoT Connectivity	$	%	$	%
Revenue	$56,212		$53,917
Cost of revenue, excluding depreciation and amortization	21,145		22,216
Depreciation and amortization in cost of revenue (1)	11,270		11,023
Gross Profit $ / Margin %	$23,797	42.3%	$20,678	38.4%

Exclude: Inventory adjustments	—		—
Exclude: Depreciation and amortization	11,270		11,023
Non-GAAP Profit $ / Non-GAAP Margin %	$35,067	62.4%	$31,701	58.8%

IoT Solutions
Revenue	$9,607		$18,225
Cost of revenue, excluding depreciation and amortization	5,558		10,806
Depreciation and amortization in cost of revenue (1)	962		1,461
Gross Profit $ / Margin %	$3,087	32.1%	$5,958	32.7%

Exclude: Inventory adjustments	—		(141)
Exclude: Depreciation and amortization	962		1,461
Non-GAAP Profit $ / Non-GAAP Margin %	$4,049	42.1%	$7,278	39.9%

Overall Gross Profit $ / Margin %	$26,884	40.8%	$26,636	36.9%
Non-GAAP Profit $ / Non-GAAP Margin %	$39,116	59.4%	$38,979	54.0%

(1) Depreciation and amortization as included in cost of revenue for GAAP. Separately shown for recalculation purposes.

During the three months ended March 31, 2026, IoT Connectivity gross margin increased 3.9% compared to the three months ended March 31, 2025, primarily driven by the increase in IoT Connectivity revenue. IoT Connectivity Non-GAAP margin increased 3.6% compared to the three months ended March 31, 2025, primarily driven by the increase in depreciation and amortization in cost of revenue.

During the three months ended March 31, 2026, IoT Solutions gross margin decreased 0.6% compared to the three months ended March 31, 2025, or relatively flat. IoT Solutions Non-GAAP margin increased 2.2% compared to the three months ended March 31, 2025, primarily driven by the decrease in depreciation and amortization in cost of revenue and the absence of inventory adjustments.

Key Operational Metrics

We review a number of operational metrics to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The operational metrics identified by management as key operational metrics are Total Number of Connections, Average Connections Count, Estimated Annual Recurring Revenue, and Average Revenue per User.

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

The table below sets forth our Total Number of Connections as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Total Number of Connections at Period End	21.9	million	20.9	million

The table below sets forth our Average Connections Count for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
Average Connections Count for the Period	21.3	million	19.7	million

Estimated Annual Recurring Revenue (“eARR”)

eARR is a key performance metric intended to align with the Company’s recurring revenue business model. eARR multiplies the estimated monthly recurring revenue in the twelfth month of the contract by twelve to estimate the annual recurring revenue. We believe that this key performance metric is useful to both management and investors for forecasting purposes and also for understanding the financial health of our subscription-based businesses.

Our sales funnel, which we define as opportunities our sales team is actively pursuing, included opportunities with an eARR of approximately $87 million as of March 31, 2026.

Average Revenue per User (“ARPU”)

ARPU is calculated by dividing the total IoT Connectivity revenue during the period by the Average Connections Count during that same period. ARPU is used by management as a measure to assess the revenue generated per connection. We believe that ARPU is an important metric for both management and investors to help in understanding the financial performance and effectiveness of the Company’s monetization per connection. ARPU is calculated on a quarterly basis.

ARPU was $0.88 and $0.91 for the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund our operating costs, and satisfy other general business needs. Our liquidity requirements have historically arisen from our working capital needs, obligations to make scheduled payments of interest and principal on our indebtedness, and capital expenditures to facilitate the growth and expansion of the business, which was historically accomplished via acquisitions. In 2026 and 2025, we deferred the payment of preferred dividends on our Series A-1 Preferred Stock, as permitted under the certificate of designation governing the terms of the shares.

We are highly leveraged, with mandatory repayment dates and redemption dates for our Term Loan, Backstop Notes and Series A-1 Preferred Stock between 2028 and 2033. The applicable agreements governing the Term Loan, Backstop Notes and Series A-1 Preferred Stock also contain certain covenants that, if breached, would require earlier repayment. Additional details on such agreements are set forth below. We may seek to raise additional capital through public or private offerings of equity, equity-related, or debt securities, depending upon market conditions. Borrowings or capital transactions may not be available under attractive terms, or at all. The use of any particular source of capital and funds will depend on market conditions and the availability, if any, of these sources.

As of March 31, 2026, we had approximately $28.9 million of cash on hand and $25.0 million of capacity on the Revolving Credit Facility.

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

Summary and Description of Financing Arrangements

The table below sets forth a summary of the Company’s outstanding long-term debt as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Term Loan - WhiteHorse	$180,838	$181,300
Backstop Notes	120,000	120,000
Total	$300,838	$301,300
Less: current portion of long-term debt	(1,850)	(1,850)
Less: debt issuance costs, net of accumulated amortization of $1.9 million and $2.0 million, respectively	(1,638)	(1,763)
Less: original issue discount	(2,240)	(2,450)
Total long-term debt	$295,110	$295,237

Term Loan and Revolving Credit Facility — WhiteHorse Capital Management, LLC (“WhiteHorse”)

On November 9, 2023, the Company entered into a credit agreement with WhiteHorse that consisted of a senior secured term loan of $185.0 million (“Term Loan”) as well as a senior secured revolving credit facility of $25.0 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). Borrowings under the Term Loan and the Revolving Credit Facility bear interest at a rate at the Company’s option of either (1) Term SOFR (as defined in the Credit Facilities) for a specified interest period (at the Company’s option) of one to three months plus an applicable margin of up to 6.50% or (2) a base rate plus an applicable margin of up to 5.50%. The Term SOFR rate is subject to a “floor” of 1.0%. The applicable margins for Term SOFR rate and base rate borrowings are each subject to a reduction as set forth in the credit agreement if the Company maintains a first lien net leverage ratio of less than 2.25:1.00 and greater than or equal to 1.75:1.00 and less than 1.75:1.00, respectively. Interest is paid on the last business day of each quarter, except at maturity. The credit agreement became effective on November 15, 2023.

Principal payments of approximately $0.5 million are due on the last business day of each quarter. The maturity date of the Credit Facilities is November 15, 2028.

As of March 31, 2026 and December 31, 2025, there were no amounts outstanding on the Revolving Credit Facility.

The Credit Facilities are secured by substantially all of the Company’s subsidiaries’ assets. The Term Loan agreement restricts cash dividends and other distributions from the Company’s subsidiaries to the Company and also restricts the Company’s ability to pay cash dividends to its stockholders.

The Credit Facilities are subject to customary financial covenants, including to the Total Net Leverage Ratio, defined as, with respect to any period end, the ratio of (a) Consolidated Total Debt (as defined in the Credit Facilities) to (b) Consolidated EBITDA (as defined in the Credit Facilities); and First Lien Net Leverage Ratio, defined as, with respect to any period end, the ratio of (a) Consolidated First Lien Debt (as defined in the Credit Facilities) to (b) Consolidated EBITDA (as defined by the Credit Facilities).

The Total Net Leverage Ratio is set at 5.50:1.00 for the quarterly periods ended March 31, 2025, June 30, 2025 and September 30, 2025; and 5.25:1.00 for periods ended December 31, 2025 and thereafter. The First Lien Net Leverage Ratio is set at 2.75:1.00 for the quarterly period ended March 31, 2025, June 30, 2025 and September 30, 2025; and 2.50:1.00 for periods ended December 31, 2025 and thereafter.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with the covenants of the Credit Facilities.

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

The Backstop Notes were issued pursuant to an indenture which contains financial covenants related to the Company’s maximum total debt to Adjusted EBITDA ratio. In addition to customary events of default, the Backstop Notes become due and payable if the Company has an uncured event of default on the Credit Facilities.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with the covenants of the Backstop Notes.

Mandatorily Redeemable Preferred Stock

The Company has authorized 35,000,000 shares of preferred stock and has issued to a single investor (Searchlight) who is currently the sole holder of 152,857 shares of Series A-1 Preferred Stock that are mandatorily redeemable for cash payable to the holder on November 15, 2033. The number of issued and outstanding shares are currently the same. The Series A-1 Preferred Stock has a liquidation preference of $1,000 per share. Due to the mandatorily redeemable feature of the Series A-1 Preferred Stock, the Series A-1 Preferred Stock is recorded as a liability on the condensed consolidated balance sheets and the accrued dividends, as described below, are recorded as interest expense on the condensed consolidated statement of operations and comprehensive loss.

The following table sets forth the number of shares and the carrying amounts of Series A-1 Preferred Stock as of March 31, 2026 and December 31, 2025:

		Carrying Amount
($ in thousands)	Shares	March 31, 2026	December 31, 2025
Preferred stock issued November 15, 2023	150,000	$150,000	$150,000
Preferred stock issued December 13, 2023	2,857	2,857	2,857
Preferred stock issuance costs	N/A	(4,583)	(4,733)
Allocation of proceeds to preferred stock	N/A	(4,080)	(4,212)
Preferred stock, end of period	152,857	$144,194	$143,912

The dividend rate on the Series A-1 Preferred Stock is 13% per annum, and dividends on each share of Series A-1 Preferred Stock shall (i) accrue on the liquidation preference of such share and on any accrued dividends on such share, on a daily basis from and including the issuance date of such share, whether or not declared, whether or not the Company has earnings and whether or not the Company has assets legally available to make payment thereof, at a rate equal to the dividend rate, (ii) compounded quarterly and (iii) be payable quarterly in arrears, in accordance with the section, below, on each dividend payment date, commencing on December 31, 2023.

Dividends on the Series A-1 Preferred Stock shall be payable in cash only if, as and when declared by the Board, and, if not declared by the Board, the amount of dividends shall be accrued and is compounded quarterly. The amount of accrued and unpaid dividends as of March 31, 2026 and December 31, 2025 was $54.3 million and $47.9 million, respectively, and are excluded from the above table.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$4,711	$2,845
Net cash used in investing activities	$(1,968)	$(2,248)
Net cash used in financing activities	$(467)	$(512)

Cash flows from operating activities

Cash provided by operating activities for the three months ended March 31, 2026 increased from 2025 primarily due to changes in non-cash adjustments, and timing of receipts of accounts receivable and payments of accounts payable.

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2026 decreased from 2025 primarily due to lower additions to intangible assets.

Cash flows from financing activities

Cash used in financing activities for the three months ended March 31, 2026 decreased from 2025 primarily due to lower payment of employee tax withholding related to equity awards.

Purchase Commitments

We enter into purchase commitments primarily with carriers under multi-year commitments for the purchase of data, as well as certain multi-year commitments for technology-related contracts, including cloud computing costs. We had a total of $67.6 million of purchase commitments payable that were not recorded as liabilities on our condensed consolidated balance sheet as of March 31, 2026.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies and estimates is included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Annual Report on Form 10-K. Our critical accounting policies and estimates have not materially changed since December 31, 2025.

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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses in the Company’s internal control over financial reporting as reported in its Annual Report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company continues the process of designing and implementing effective internal control measures to improve its internal control over financial reporting and remediate these material weaknesses.

Changes in internal control over financial reporting

During the quarter ended March 31, 2026 there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock in each month of the first quarter of 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2026 - January 31, 2026	—	$—	—	$—
February 1, 2026 - February 28, 2026	930	$4.96	—	$—
March 1, 2026 - March 31, 2026	5,867	$8.98	—	$—

(1) During the first quarter of 2026, 6,797 shares of common stock were surrendered by employees vesting in RSUs in order to pay for applicable tax withholding. Under the KORE Group Holdings, Inc. 2021 Long-Term Stock Incentive Plan (“Incentive Plan”), participants may surrender shares as payment of applicable tax withholding on the vesting of equity awards. Shares so surrendered by participants in the Incentive Plan are repurchased pursuant to the terms of the Incentive Plan and / or applicable inducement award agreement and not pursuant to publicly announced share repurchase programs. The average price per share deemed paid for these shares is calculated using the closing stock price on the vesting date. The price per share deemed paid for these shares ranged between $4.96 and $8.98 per share. These shares of common stock have been cancelled.

Working Capital Restrictions and Limitations Upon the Payment of Dividends

The Company’s ability to pay cash dividends to its stockholders is restricted by the terms of its financing agreements and the terms of any stock ranking in priority with respect to the payment of dividends.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Preferred Dividend Arrearage

The Company’s Series A-1 Preferred Stock, ranking in priority to the Company’s common stock, allows for payment of dividends in arrears. As of May 11, 2026, the total amount of unpaid Series A-1 Preferred Stock dividends in arrears was $57.4 million.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6.    EXHIBITS

Exhibit Number		Description

2.1
Agreement and Plan of Merger by and among KONA Parent, L.P., KONA Merger Sub Co. and the Company, dated as February 26, 2026 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 27, 2026).

10.1
Voting and Support Agreement, dated as of February 26, 2026, by and among the Company, KONA Parent, L.P. and Cerberus Telecom Acquisition Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2026).

10.2
Voting, Support and Rollover Agreement, dated as of February 26, 2026, by and among KORE Group Holdings, Inc., KONA Parent, L.P. and Searchlight IV KOR, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 27, 2026).

10.3		Form of Abry Voting and Support Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 27, 2026).
10.4		Form of Abry Voting, Support and Rollover Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 27, 2026).
10.5
Rollover, Voting and Support Agreement, dated as of March 17, 2026, by and among the Company, KONA Parent, L.P. and Dotmar Investments Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2026).

10.6
Rollover, Voting and Support Agreement, dated as of March 17, 2026, by and among the Company, KONA Parent, L.P. and Richard Burston (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2026).

10.7
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KORE Group Holdings, Inc.

Date: May 11, 2026	By:	/s/ Ronald Totton
Ronald Totton
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Anthony Bellomo
Anthony Bellomo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)